Form 10-K/A
period 2014-12-31
NEVRO CORP
filed 2015-05-29
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934 (the “Exchange Act”).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Nevro Corp. for the year ended December 31, 2014 filed on March 18, 2015 (the “Form 10-K”) for the sole purpose of refiling Exhibit 10.22 (certain portions of which are omitted pursuant to a confidential treatment request filed with the SEC) and in connection therewith, to amend the Exhibit Index to the 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws of Nevro Corp.	8-K	11/12/2014	3.1

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

10.1†	Amended and Restated License Agreement, dated October 2, 2006, by and among the Company and Mayo Foundation for Medical Education and Research, Venturi Group, LLC.	S-1/A	10/15/2014	10.1

10.2(a)†	Stellar Manufacturing Agreement, dated as of July 1, 2009, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(a)

10.2(b)†	First Amendment to Stellar Manufacturing Agreement, dated as of July 1, 2014, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(b)

10.3†	Supply Agreement, dated as of July 23, 2014 by and between the Company and Pro-Tech Design and Manufacturing, Inc.	S-1/A	10/15/2014	10.3

10.4(a)†	Supply Agreement, dated April 1, 2012, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(a)

10.4(b)†	Amendment to Supply Agreement, dated as of March 20, 2013, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(b)

10.5(a)†	Product Supply and Development Agreement, dated as of April 15, 2009, by and between the Company and EaglePicher Medical Power LLC.	S-1/A	10/15/2014	10.5

10.5(b)*	First Amendment to the Product Supply and Development Agreement, dated as of March 4, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	3/18/2015	10.5(b)

10.6(a)	Amended and Restated Registration Rights Agreement, dated February 8, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(a)

10.6(b)	Amendment to Amended and Restated Registration Rights Agreement, dated March 5, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(b)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.6(c)	Second Amendment to Amended and Restated Registration Rights Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.6(c)

10.7(a)	Multi-Tenant Space Lease, dated as of March 15, 2010, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(a)

10.7(b)	First Amendment to Lease, dated as of October 18, 2012, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(b)

10.7(c)	Second Amendment to Lease, dated as of February 18, 2015, by and between Deerfield Campbell LLC and the Company.	10-K	3/18/2015	10.7(c)

10.8(a)#	Nevro Corp. 2007 Stock Incentive Plan, as amended as of March 5, 2013.	S-1	10/03/2014	10.8(a)

10.8(b)#	Form of Incentive Stock Option Agreement (ISO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(b)

10.8(c)#	Form of Non-Incentive Stock Option Agreement (NSO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(c)

10.8(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(d)

10.9(a)#	Nevro Corp. 2014 Equity Incentive Award Plan.	S-8	11/12/2014	99.2(a)

10.9(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(b)

10.9(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(c)

10.9(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(d)

10.10#	Nevro Corp. 2014 Employee Stock Purchase Plan.	S-8	11/12/2014	99.3

10.11#	Form of Indemnification Agreement for directors and officers.	S-1/A	10/10/2014	10.11

10.12(a)#	Offer Letter, dated as of March 8, 2011, by and between Michael DeMane and the Company.	S-1/A	10/10/2014	10.12(a)

10.12(b)#	Form of Employment Agreement by and between Michael DeMane and the Company.	S-1/A	10/10/2014	10.12(b)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.13#	Offer Letter, dated as of October 9, 2012, by and between Rami Elghandour and the Company.	S-1	10/03/2014	10.13

10.14#	Offer Letter, dated as of May 12, 2010, by and between Andrew H. Galligan and the Company.	S-1	10/03/2014	10.14

10.15#	Offer Letter, dated as of November 1, 2012, by and between Michael Enxing and the Company.	S-1/A	10/10/2014	10.15

10.16#	Offer Letter, dated as of February 27, 2014, by and between Balakrishnan Shankar and the Company.	S-1/A	10/10/2014	10.16

10.17#	Offer Letter, dated as of January 16, 2007, by and between Andre Walker and the Company.	S-1/A	10/10/2014	10.17

10.18(a)	Amended and Restated Stockholders’ Agreement, dated February 8, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(a)

10.18(b)	Amendment to Amended and Restated Stockholders’ Agreement, dated March 5, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(b)

10.18(c)	Second Amendment to Amended and Restated Stockholders’ Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.18(c)

10.19#	Nevro Corp. Non-Employee Director Compensation Program.	S-1/A	10/10/2014	10.19

10.20#	Form of Change in Control Severance Agreement.	S-1/A	10/10/2014	10.20

10.21(a)	Term Loan Agreement, dated October 24, 2014, by and between the Company and Capital Royalty Partners II L.P.	S-1/A	10/27/2014	10.21

10.21(b)	First Amendment to Term Loan Agreement, dated as of March 9, 2015, by and between the Company and Capital Royalty Partners II L.P.	10-K	3/18/2015	10.21(b)

10.22*	Supply Agreement, dated March 13, 2015, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.				X

10.23	Lease Agreement, dated as of March 5, 2015, by and between the Company and Westport Office Park, LLC.	10-K	3/18/2015	10.23

21.1	List of Subsidiaries.	S-1	10/03/2014	21.1

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	3/18/2015	23.1

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

24.1	Power of Attorney.	10-K	3/18/2015	24.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3/18/2015	31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3/18/2015	31.2

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/18/2015	32.1

101.INS	XBRL Instance.	10-K	3/18/2015	101

101.SCH	XBRL Taxonomy Extension Schema.	10-K	3/18/2015	101

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	10-K	3/18/2015	101

101.LAB	XBRL Taxonomy Extension Label Linkbase.	10-K	3/18/2015	101

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	10-K	3/18/2015	101

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	10-K	3/18/2015	101

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.
**	The certification included as Exhibit 32.1 with this Form 10-K/A is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Nevro Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 29, 2015		NEVRO CORP.

	By:	/s/ MICHAEL DEMANE
Michael DeMane
Chief Executive Officer