Form 10-Q
period 2015-06-30
NEVRO CORP
filed 2015-08-06
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015 there were 27,884,960 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$58,711	$25,287
Short-term investments	195,239	151,521
Accounts receivable, net of allowance for doubtful accounts of $97 and $10 at June 30, 2015 and December 31, 2014, respectively	7,592	6,610
Inventories, net	26,371	14,856
Prepaid expenses and other current assets	3,594	2,851

Total current assets	291,507	201,125
Property and equipment, net	2,822	647
Other assets	2,092	424
Restricted cash	906	300

Total assets	$297,327	$202,496

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,256	$4,460
Accrued liabilities	8,728	6,268
Other current liabilities	56	70

Total current liabilities	16,040	10,798
Notes payable	19,628	19,511
Other long-term liabilities	132	117

Total liabilities	35,800	30,426

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2015 and December 31, 2014; zero shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at June 30, 2015 and December 31, 2014; 27,801,538 and 24,865,491 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	28	25
Additional paid-in capital	417,103	293,945
Accumulated other comprehensive income	159	77
Accumulated deficit	(155,763)	(121,977)

Total stockholders’ equity	261,527	172,070

Total liabilities and stockholders’ equity	$297,327	$202,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$11,418	$7,526	$21,080	$14,190
Cost of revenue	5,508	2,522	9,381	5,521

Gross profit	5,910	5,004	11,699	8,669
Operating expenses
Research and development	5,263	5,150	10,261	9,846
Sales, general and administrative	19,822	7,315	32,952	13,525

Total operating expenses	25,085	12,465	43,213	23,371

Loss from operations	(19,175)	(7,461)	(31,514)	(14,702)
Interest income	110	32	214	72
Interest expense	(681)	—	(1,354)	—
Other income (expense), net	175	144	(835)	382

Loss before income taxes	(19,571)	(7,285)	(33,489)	(14,248)
Provision for income taxes	155	144	297	237

Net loss	(19,726)	(7,429)	(33,786)	(14,485)
Accretion of redeemable convertible preferred stock to redemption value	—	(44)	—	(87)

Net loss attributable to common stockholders	(19,726)	(7,473)	(33,786)	(14,572)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	120	—	(3)	—
Changes in gains (losses) on short-term investments, net	164	2	85	(11)

Net change in other comprehensive loss	284	2	82	(11)

Comprehensive loss	$(19,442)	$(7,471)	$(33,704)	$(14,583)

Net loss per share attributable to common stockholders, basic and diluted	$(0.77)	$(6.58)	$(1.34)	$(13.17)

Weighted average number of common shares used to compute basic and diluted net loss per share	25,564,249	1,136,259	25,208,710	1,106,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(33,786)	$(14,485)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	130	39
Stock-based compensation expense	3,130	798
Amortization (accretion) of premium (discount) on short-term investments	(173)	182
Change in provision for doubtful accounts	88	—
Write-down of inventory	1,306	12
Non-cash interest expense	118	—
Changes in operating assets and liabilities
Accounts receivable	(1,115)	(137)
Inventories	(12,747)	(1,537)
Prepaid expenses and other current assets	(740)	(580)
Other assets	(1,679)	(25)
Accounts payable	2,537	(48)
Accrued liabilities	2,303	658
Other long-term liabilities	15	43

Net cash used in operating activities	(40,613)	(15,080)

Cash flows from investing activities
Purchases of short-term investments	(93,983)	(15,261)
Proceeds from maturity of short-term investments	50,522	34,969
Restricted cash	(606)	—
Purchases of property and equipment	(1,852)	(180)

Net cash provided by (used in) investing activities	(45,919)	19,528

Cash flows from financing activities
Proceeds from issuance of common stock in underwritten public offering	118,440	—
Proceeds from issuance of common stock from stock option exercises	1,566	537

Net cash provided by financing activities	120,006	537
Effect of exchange rate on cash and cash equivalents	(50)	—

Net increase in cash and cash equivalents	33,424	4,985

Cash and cash equivalents
Cash and cash equivalents at beginning of period	25,287	12,409

Cash and cash equivalents at end of period	$58,711	$17,394

Significant non-cash transactions
Property and equipment in accounts payable	$452	—

Vesting of early-exercised stock options	$27	$128

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2014, the Company incurred a net loss of $30.7 million and used $31.1 million of cash in operations. For the six months ended June 30, 2015, the Company incurred a net loss of $33.8 million and used $40.6 million of cash in operations. At June 30, 2015 and December 31, 2014, the Company had an accumulated deficit of $155.8 million and $122.0 million, respectively, and does not expect to experience positive cash flows in the near future. The Company has financed operations to date primarily through private placements of equity securities, the issuance of common stock in its initial public offering (IPO) completed in November 2014 and underwritten public offering completed in June 2015 and borrowings under a debt agreement. On May 8, 2015, the Company’s Senza spinal cord stimulation product was approved for commercialization in the United States by the U.S. Food and Drug Administration (FDA). The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, amongst other things, commercializing its products in the United States, generating sufficient revenues and its ability to continue to control expenses, if necessary, to meet its obligations as they become due for the foreseeable future. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, as required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of June 30, 2015 and for the six months ended June 30, 2015 and 2014, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2015, and the results of its operations and cash flows for the six months ended June 30, 2015 and 2014. Such adjustments are of a normal and recurring nature. The interim financial data as of June 30, 2015 is not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any future period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on March 18, 2015.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

To date, the Company has derived substantially all of its revenues from sales to customers in Australia and Europe, and has only recently begun to sell its products in the Unites States. Revenue by geography is based on the billing address of the customer. The following table sets forth countries with revenue accounting for more than 10% of the total revenue during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Australia	30%	39%	29%	33%
United Kingdom	16%	16%	19%	18%
Germany	19%	20%	19%	18%
Netherlands	5%	9%	6%	11%

Long-lived assets located outside the United States are not material; therefore, disclosures have been limited to revenue.

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

Unrealized foreign exchange gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the reporting entity are recorded in other income (expense), net. Additionally, realized gains and losses resulting from transactions denominated in currencies other than the local currency are recorded in other income (expense), net in the consolidated statements of operations. The Company recorded net unrealized and net realized foreign currency transaction gain (loss) during the periods presented as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net unrealized foreign currency gain (loss)	$1,158	$620	$665	$817
Net realized foreign currency gain (loss)	$(934)	$(456)	$(1,406)	$(394)

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States of America in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended June 30, 2015 and December 31, 2014 and held cash in foreign banks of approximately $5.5 million at June 30, 2015 and $4.3 million at December 31, 2014 that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Substantially all of the Company’s revenue has been derived from sales of its products in international markets, principally Australia and Europe. In the international markets in which the Company participates, the Company uses both a direct sales force and distributors to sell its products. The Company performs ongoing credit evaluations of its direct customers and distributors, does not require collateral and maintains allowances for potential credit losses on customer accounts when deemed necessary.

During the three-month and six-month periods ended June 30, 2015, and during the three-month period ended June 30, 2014, no customers accounted for more than 10% of the Company’s revenue. During the six-month period ended June 30, 2014, one customer accounted for 11% of the Company’s revenue. As of June 30, 2015, one customer accounted for 10% of the accounts receivable balance. As of December 31, 2014, no customers accounted for more than 10% of the Company’s accounts receivable balance.

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

The Company expects to incur substantial operating losses for the next several years and may need to obtain additional financing in order to launch and commercialize any products or product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be at terms acceptable by the Company.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $41.5 million and $10.6 million as of June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of June 30, 2015 consists of a certificate of deposit collateralizing payment of charges related to the Company’s credit cards of $0.3 million and a letter of credit of $0.6 million representing collateral for the Company’s building lease entered into in March 2015. Restricted cash of $0.3 million as of December 31, 2014 represents a certificate of deposit collateralizing payment of charges related to the Company’s corporate credit cards.

Investment Securities

The Company classifies its investment securities as available-for-sale. Those investments with maturities of less than 12 months at the date of purchase are considered short-term investments. Those investments with maturities greater than 12 months at the date of purchase are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated comprehensive income (loss).

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

The Company’s policy is to write down inventory that is no longer saleable, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. In addition, the Company determines at times that there may be certain inventory that does not conform to our product requirements. As a result of these evaluations, the Company recognized a total write down for Senza inventories of $1.3 million and $12,000 for the six months ended June 30, 2015 and 2014, respectively. The Company’s estimation of the future demand for a particular component of the Senza product may vary and may result in changes in estimates of inventory values in any particular period.

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

The Company has a limited one- to five-year warranty to most customers in the markets in which it operates. Estimated warranty obligations are recorded at the time of sale and to date, warranty costs have been insignificant.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through June 30, 2015.

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

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. To date, substantially all of the Company’s revenues have been derived outside of the United States, and the taxes paid have been predominantly due to income taxes in foreign jurisdictions in which the Company conducts business. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in the stockholders’ equity except those resulting from and distributions to stockholders. The Company’s changes in unrealized gains and losses on short-term available-for-sale investment securities and foreign currency translation adjustments represent the components of other comprehensive income (loss) that are excluded from the reported net loss and have been presented in the consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which permits companies to measure inventory at the lower of cost and realizable value. ASU 2015-11 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating whether the adoption of ASU 2015-11 will have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-03 will have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption prior to the original effective date is not permitted. The Company has not determined the potential effects of this ASU on its consolidated financial statements.

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

Balance as of June 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$41,504	$—	$—	$41,504
Commercial paper (ii)		206,302	—	206,302

Total assets	$41,504	$206,302	$—	$247,806

Balance as of December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$10,590	$—	$—	$10,590
Commercial paper (ii)	—	140,484	—	140,484
Corporate notes (ii)	—	19,037	—	19,037

Total assets	$10,590	$159,521	$—	$170,111

(i)	included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

4. Balance Sheet Components

Investments

The fair value of the Company’s cash, cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper (i)	$206,011	$291	$—	$206,302

(i)	Includes $11.1 million of commercial paper that is classified as cash and cash equivalents on the consolidated balance sheet.

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper (i)	$140,273	$211	$—	$140,484
Corporate notes	19,040	—	(3)	19,037

Total securities	$159,313	$211	$(3)	$159,521

(i)	Includes $8.0 million of commercial paper that is classified as cash and cash equivalents on the condensed consolidated balance sheet.

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The Company has not recorded any realized gains or losses on its investments during the periods presented.

The contractual maturities of the Company’s investment securities were all within one year as of June 30, 2015 and December 31, 2014.

Inventories (in thousands)

	June 30, 2015	December 31, 2014
Raw materials	$9,315	$7,960
Finished goods	17,056	6,896

	$26,371	$14,856

Property and Equipment, Net (in thousands)

	June 30, 2015	December 31, 2014
Laboratory equipment	$589	$390
Computer equipment and software	1,038	125
Furniture and fixtures	160	112
Leasehold improvements	23	22
Construction in process	1,368	333

Total	3,178	982
Less: Accumulated depreciation and amortization	(356)	(335)

Property and equipment, net	$2,822	$647

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation and amortization expense	$84	$23	$130	$39

Accrued Liabilities (in thousands)

	June 30, 2015	December 31, 2014
Accrued payroll and related expenses	$4,919	$4,268
Accrued professional fees	650	184
Accrued taxes	1,890	998
Accrued clinical and research expenses	258	613
Accrued other	1,011	205

Total accrued liabilities	$8,728	$6,268

5. Commitments and Contingencies

Operating Leases

The Company entered into a non-cancellable operating lease effective May 1, 2010 for facilities in Menlo Park, as amended in 2012 to extend the period of the lease until May 31, 2015. In March 2015, the Company again extended the lease through September 30, 2015 and is obligated to pay approximately $0.3 million in additional rent payments. In August 2014, the Company entered into a new facility lease for warehouse space beginning on August 21, 2014 through May 31, 2015. In March 2015, the Company extended the warehouse lease through February 2017 under which it is obligated to pay approximately $0.3 million in lease payments over the remaining term of the lease.

In March 2015, the Company entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning on June 30, 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually during the final year of the lease term.

The Company recognized rent expense during the periods indicated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rent expense	$201	$150	$409	$282

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at June 30, 2015 or December 31, 2014.

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

Per terms of the license, the Company is required to:

•	Pay a retainer fee of $40,000 per annum starting March 2011 and ending on February 2013; and

•	Pay royalties based on the greater of earned royalties or a minimum royalty. The earned royalties are based on a percentage of net sales of licensed products either by the Company or the sub-licensee. The minimum annual royalty payment is $200,000.

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Royalty expense	$113	$76	$210	$142

6. Notes Payable

Capital Royalty Term Loan

On October 24, 2014, the Company entered into a credit facility (the “credit facility”) with Capital Royalty Partners and certain of its affiliates (the “lenders”) under which, subject to certain conditions, the Company may enter into three term loan agreements totaling $50.0 million with the lenders on or before September 30, 2015. Under the credit facility, each term loan is to be paid over 24 quarterly payment periods, with the first payment due on the last day of the calendar quarter during the period for which the term loan is made. The first twelve quarterly payments will be interest only payments, and the last twelve quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 11.5% per annum. During the interest only period for the first twelve quarterly payments under each term loan, the Company may elect to make the 11.5% interest payment by making a cash payment for the 8.0% per annum of interest and making a payment in kind for the remaining amount, for which the 3.5% per annum of interest would be added to the outstanding principal amount of the loans. The Company has initially chosen not to elect the payment in kind option. The final payment will also include an additional amount for closing and repayment fees equivalent to 5% of the term loan agreement. The Company entered into the first term loan for $20.0 million on December 12, 2014, and incurred closing fees of $0.5 million. Under the original agreement, the Company was eligible to enter into a second term loan for a principal amount of $10.0 million on or prior to March 31, 2015, upon meeting certain conditions. In March 2015, the Company entered into a First Amendment under its credit facility with Capital Royalty Partners to extend the draw-down deadline of the second draw from March 31, 2015 to June 29, 2015. In June 2015, the Company entered into a Second Amendment to extend the draw-down deadline of the second draw from June 29, 2015 to September 30, 2015. The Company may also enter into a third term loan for a principal amount of $20.0 million on or prior to September 30, 2015, subject to satisfaction of certain minimum compliance conditions. Upon the satisfaction of certain conditions precedent on or prior to September 30, 2016, the interest only period will be extended so that the outstanding principal amount of the terms loans will be payable in a single installment at maturity (the 24th quarterly payment date after the first borrowing). The credit facility contains customary events of default, including in the event of bankruptcy or upon the occurrence of a material adverse change. The Company’s obligations under the credit facility are collateralized by substantially all of its assets, including its intellectual property.

The credit facility includes affirmative and negative covenants, including certain minimum financial covenants for pre-specified liquidity and revenue requirements. In particular, the Company is required to maintain a minimum of $5.0 million of cash and certain cash equivalents, and the Company must achieve minimum revenue of $25.0 million in 2015, $30.0 million in 2016, $40.0 million in 2017, $50.0 million in 2018 and $70.0 million in 2019. In addition, the credit facility prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. As of June 30, 2015, the Company was in compliance with all applicable covenants, and had not exercised its option to make the second or third drawdown under the agreement.

As of June 30, 2015, future minimum payments for the notes are as follows (in thousands):

Term Loans
2015	$1,176
2016	2,338
2017	3,739
2018	7,977
2019 and beyond	14,960

Total minimum payments	30,190
Less: Amount representing interest	(9,190)
Less: Amount representing closing and repayment fees	(1,000)

Present value of minimum payments	20,000
Less: Unamortized debt discount	(453)
Plus: Accretion of closing and repayment fees	81

Notes payable, net	19,628
Less: Notes payable, current portion	—

Non-current portion of notes payable	$19,628

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

The Company recorded the Series B and C redeemable convertible preferred stock at fair value on the dates of issuance. The Company classified the Series B and C redeemable convertible preferred stock outside of stockholders’ deficit because the shares contain liquidation features that are not solely within the Company’s control. The Series B and C redeemable convertible preferred shares were originally issued with a contingent redemption feature, which allowed the holders to redeem their shares five years following the issuance date of the Series B and C redeemable preferred shares. Accordingly, the Company accreted the Series B and C redeemable convertible preferred stock for change in redemption value with a change to accumulated deficit at the end of each reporting period. Accordingly, the Company has accreted $44,000 and $87,000 during the three- and six-month periods ended June 30, 2014, respectively.

8. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(19,726)	$(7,429)	$(33,786)	$(14,485)
Accretion of convertible preferred stock to redemption value	—	(44)	—	(87)

Net loss attributable to common stockholders	$(19,726)	$(7,473)	$(33,786)	$(14,572)

Weighted average shares outstanding	25,587,716	1,198,692	25,234,020	1,161,395
Less: weighted average shares subject to repurchase	(23,467)	(62,433)	(25,310)	(55,092)

Weighted average shares used to compute basic and diluted net loss per share	25,564,249	1,136,259	25,208,710	1,106,303

Net loss attributable to common stockholders per share, basic and diluted	$(0.77)	$(6.58)	$(1.34)	$(13.17)

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

	June 30,
	2015	2014
Convertible preferred stock	—	15,208,048
Options to purchase common stock	2,968,932	2,796,374

Total	2,968,932	18,004,422

9. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. Under the plan, the Company does not provide matching contributions to employees.

Employee Stock Purchase Plan

Concurrent with the effectiveness of the Company’s registration statement on Form S-1 in November 2014, the Company’s 2014 Employee Stock Purchase Plan (ESPP) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last trading day of the offering period.

There were no sales under the ESPP during the three months ended June 30, 2015 and 2014. Shares available for future purchase under the ESPP were 0.4 million at June 30, 2015.

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

Overview

We are a medical device company that has developed and commercialized an innovative neuromodulation platform for the treatment of chronic pain. Our Senza system is the only spinal cord stimulation (SCS), system that delivers our proprietary HF10 therapy. On May 8, 2015, our premarket approval (PMA) application for our Senza SCS system, or Senza, was approved by the U.S. Food and Drug Administration (FDA). Accordingly, we began U.S. commercialization of the Senza system in May 2015. In order to maintain our PMA approval in the United States, we need to comply with applicable laws and regulations from the FDA and other relevant regulatory agencies. The Senza system received a CE Mark in 2010, and commercialization commenced in Europe in 2010 and Australia in 2011 where the system is reimbursed under existing SCS codes. We market our products to physicians in Europe and Australia and sell to hospitals and outpatient surgery centers through both a direct sales organization and distributors. Beginning in 2010, we established our international sales organizations to support our product launch outside of the United States.

Our SENZA-RCT U.S. pivotal study met its primary and secondary non-inferiority endpoints. The analysis also demonstrated the superiority of HF10 therapy over traditional SCS therapies for treating both back and leg pain. While SCS therapy is indicated and reimbursed for treating back and leg pain, it has limited efficacy in back pain and is utilized primarily for treating leg pain, which has limited its market adoption. In our pivotal study, HF10 therapy was demonstrated to provide significant and sustained back pain relief in addition to leg pain relief. Additionally, HF10 therapy was demonstrated to provide pain relief without paresthesia, a constant tingling sensation that is the basis of traditional SCS therapy. By utilizing anatomical lead placement instead of relying on paresthesia, HF10 therapy is designed to reduce variability in the operating procedure, providing meaningful benefits to both patients and physicians. We believe we are positioned to transform and grow the approximately $1.5 billion existing global SCS market under current reimbursement by treating back pain in addition to leg pain and by eliminating paresthesia.

Since our inception, we have financed our operations primarily through equity financings and borrowings under our debt facility. Our accumulated deficit as of June 30, 2015 was $155.8 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy, including, our pivotal clinical trial, SENZA-RCT, which we initiated in May 2012. We intend to make a significant investment building our U.S. commercial infrastructure and sales force and in recruiting and training our sales representatives for U.S. commercialization. We also intend to continue to make significant investments in research and development (R&D), to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. As a result of these and other factors, we expect to continue to incur net losses for the next several years and require substantial additional funding, which may include future equity and debt financings.

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

On November 5, 2014, our registration statement on Form S-1 relating to the initial public offering (IPO) of common stock became effective. Our IPO closed in November 2014 at which time we issued 8,050,000 shares of our common stock, which included 1,050,000 shares issued pursuant to the exercise in full by the underwriters of their option to purchase additional shares. We received cash proceeds of approximately $131.6 million from the IPO, net of underwriting discounts and commissions and offering costs paid by us. In June 2015, we completed an underwritten public offering of our common stock, which included shares of our common stock held by certain of our stockholders, at which time we issued 2,470,587 shares of common stock, including 705,882 shares issued pursuant to the exercise in full by the underwriters of their option to purchase additional shares. We received cash proceeds of $118.4 million, net of underwriting discounts and commissions and offering costs paid by us.

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

Inventory Buildup

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, as we continue with our commercial launch of Senza in the United States, we will be substantially increasing our levels of inventory. As a result, we will incur significant expenditures associated with the increases in our inventory, which will include satisfying certain minimum purchase obligations, as demand for Senza in the United States is developing. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case in the six-month period ended June 30, 2015, wherein we recorded a write down of inventory of $1.3 million. Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over-or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial. There have been no significant or material changes in our critical accounting policies during the three months ended June 30, 2015.

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

Revenue from sales of Senza fluctuate based on the selling price of the system, as the sales price of a system varies among jurisdictions, and the mix of sales by jurisdiction. In addition, our revenue may fluctuate based on the ratio of trials to permanent implants. Our revenue from international sales can also be significantly impacted by fluctuations in foreign currency exchange rates, as our sales are denominated in the local currency in the countries in which we sell our products.

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality, as we have historically experienced lower sales in the summer months and around the holidays, and the impact of the buying patterns and implant volumes of our hospitals and medical facilities, and third-party distributors. In addition, in the second quarter of 2015, we commenced commercial sales of Senza in the U.S. and recorded associated revenue of approximately $53,000. We anticipate that our total revenue will increase as we continue our commercial launch in the U.S.

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

Research and Development. R&D costs are expensed as incurred. R&D expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation expenses for our R&D employees. R&D expense also includes costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors and consultants, equipment and software to support our development, facilities and information technology. We expect R&D expense to increase in absolute dollars as we continue to develop product enhancements to Senza and develop our HF10 therapy to treat other chronic pain indications, including conducting additional clinical studies. Our R&D expenses may fluctuate from period to period due to the timing and extent of our R&D and clinical trial expenses.

Sales, General and Administrative. SG&A expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation expenses for our sales and marketing personnel, including sales commissions, and for administrative personnel that support our general operations, such as information technology, executive management, financial accounting, customer services and human resources personnel. We expense commissions at the time of the sale. SG&A expense also includes costs attributable to marketing, as well as travel, intellectual property and other legal fees, financial audit fees, insurance, fees for other consulting services, depreciation and facilities.

In the last 24 months, we significantly increased the size of our sales presence internationally and domestically in anticipation of approval and launch of Senza in the United States and increased marketing spending to generate sales opportunities. We expect SG&A expense to continue to significantly increase as we build up our sales and marketing personnel as we launch Senza in the United States, continue to increase the size of our sales and marketing organizations, increase our international presence and develop and assist our channel partners.

During the first half of fiscal year 2015, our administrative expenses increased as we operated as a public company. We expect our administrative expenses will continue to increase as we increase our headcount and expand our facility and information technology to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

Interest Income and Interest Expense

Interest Income consists primarily of interest income earned on our investments and Interest Expense consists of interest paid on our outstanding debt.

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

Consolidated Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

Revenue, Cost of Revenue, Gross Profit and Gross Margin

(in thousands)	Three Months Ended June 30,
	2015	2014	Change
Revenue	$11,418	$7,526	$3,892
Cost of revenue	5,508	2,522	2,986

Gross profit	5,910	5,004	906
Gross margin	52%	66%	(14)%

Revenue. During the three months ended June 30, 2015, revenue increased to $11.4 million from $7.5 million during the three months ended June 30, 2014, an increase of $3.9 million, or 52%. The net revenue increase was primarily attributable to continued adoption of the Senza system in markets where it has historically been sold, and to a lesser extent, as a result of approximately $53,000 recorded for the initial sales of the Senza system in the United States.

Cost of Revenue, Gross Profit and Gross Margin. Total cost of revenue increased $3.0 million, or 118%, in the three-month period ended June 30, 2015 compared to the same period of the prior year primarily due to a $1.2 million charge to write down inventory that did not meet our product requirements and an increase in the cost of purchasing manufactured products of $1.8 million as volumes increased in the most recent period. Gross profit increased $0.9 million, or 18%, to $5.9 million in the three-month period ended June 30, 2015 as compared to $5.0 million in the three-month period ended June 30, 2014. Gross profit as a percentage of revenue, or gross margin, decreased to 52% in the three-month period ended June 30, 2015 compared to 66% in the three-month period ended June 30, 2014 primarily as a result of the $1.2 million inventory write down recorded in the three-month period ended June 30, 2015.

Operating Expenses

	Three Months Ended June 30,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change
(in thousands)					Amount
Operating expenses:
Research and development	$5,263	46%	$5,150	68%	$113
Sales, general and administrative	19,822	174%	7,315	97%	12,507

Total operating expenses	$25,085	220%	$12,465	166%	$12,620

Research and Development Expense. R&D expense increased $0.1 million in the three-month period ended June 30, 2015 compared to the same period of the prior year, primarily due to an increase in headcount and related personnel and consulting costs of $0.3 million, offset by a decrease in clinical and development expenses of $0.2 million.

Sales, General and Administrative Expense. SG&A expense increased to $19.8 million in the three-month period ended June 30, 2015 from $7.3 million during the same period in the prior year, an increase of $12.5 million, or 170%. This increase was primarily due to an increase in personnel costs of $8.6 million, increased travel, training, marketing, and associated supplies costs of $2.8 million, additional facilities costs of $0.6 million, and an increase in legal and other professional services costs associated with being a public company of $0.4 million.

Interest Income, Interest Expense and Other Income (Expense), Net and Provision for Income Taxes

	Three Months Ended June 30,
(in thousands)	2015	2014	Change
Interest income	$110	$32	$78
Interest expense	(681)	—	(681)
Other income (expense), net	175	144	31
Provision for income taxes	155	144	11

Interest Income. Interest income increased from $32,000 during the three-month period ended June 30, 2014 to $110,000 in the three-month period ended June 30, 2015, primarily as a result of the increase in average investment balances.

Interest Expense. Interest expense increased to $0.7 million during the three-month period ended June 30, 2015 from zero in the three-month period ended June 30, 2014, primarily as a result of the increase in debt outstanding during 2015 as a result of borrowing under our credit facility in December 2014.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances. During the three-month period ended June 30, 2015, we recorded a gain of $0.2 million, whereas during the prior period in 2014 we recorded a gain of $0.1 million.

Provision for Income Taxes. Income tax expense was $0.2 million and $0.1 million during the three months ended June 30, 2015 and 2014, respectively, and was associated with foreign taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Comparison of the six months ended June 30, 2015 and 2014

Revenue, Cost of Revenue, Gross Profit and Gross Margin

(in thousands)	Six Months Ended June 30,
	2015	2014	Change
Revenue	$21,080	$14,190	$6,890
Cost of revenue	9,381	5,521	3,860

Gross profit	11,699	8,669	3,030
Gross margin	55%	61%	(6)%

Revenue. During the six months ended June 30, 2015, revenue increased to $21.1 million from $14.2 million during the six months ended June 30, 2014, an increase of $6.9 million, or 49%, primarily attributable to continued adoption of the Senza system in markets where it has historically been sold, and to a lesser extent as a result of approximately $53,000 recorded for the initial sales of the Senza system in the United States.

Cost of Revenue, Gross Profit and Gross Margin. Total cost of revenue increased $3.9 million, or 70%, in the six-month period ended June 30, 2015 compared to the same period of the prior year primarily due to $1.3 million in writedowns of inventory that did not meet our product requirements, and an increase in the cost of purchase manufactured products of $2.7 million as volumes increased in the most recent period. Gross profit increased $3.0 million, or 35%, to $11.7 million in the six-month period ended June 30, 2015 as compared to $8.7 million in the six-month period ended June 30, 2014. Gross profit as a percentage of revenue, or gross margin, decreased to 55% in the six-month period ended June 30, 2015 compared to 61% in the six-month period ended June 30, 2014 primarily as a result of $1.3 million in inventory writedowns recorded in the six-month period ended June 30, 2015.

Operating Expenses

	Six Months Ended June 30,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change
(in thousands)					Amount
Operating expenses:
Research and development	$10,261	49%	$9,846	69%	$415
Sales, general and administrative	32,952	156%	13,525	95%	19,427

Total operating expenses	$43,213	205%	$23,371	165%	$19,842

Research and Development Expense. R&D expense increased $0.4 million in the six-month period ended June 30, 2015 compared to the same period of the prior year, primarily due to an increase in headcount and related personnel and consulting costs of $0.9 million, offset by a decrease in clinical and development expenses of $0.4 million in the 2015 period as compared to the prior 2014 period as we completed our preclinical and regulatory costs to prepare our June 2014 PMA submission in the prior year.

Sales, General and Administrative Expense. SG&A expense increased to $33.0 million in the six-month period ended June 30, 2015 from $13.5 million during the same period in the prior year, an increase of $19.4 million, or 144%. This increase was primarily due to an increase in personnel costs of $12.2 million, increased travel, training, marketing, and associated supplies costs of $4.8 million, additional facilities costs of $0.9 million, and an increase in legal and other professional services costs associated with being a public company of $1.3 million.

Interest Income, Interest Expense and Other Income (Expense), Net and Provision for Income Taxes

	Six Months Ended June 30,
(in thousands)	2015	2014	Change
Interest income	$214	$72	$142
Interest expense	(1,354)	—	(1,354)
Other income (expense), net	(835)	382	(1,217)
Provision for income taxes	297	237	60

Interest Income. Interest income increased from $72,000 during the six-month period ended June 30, 2014 to $214,000 in the six-month period ended June 30, 2015, primarily as a result of the increase in average investment balances.

Interest Expense. Interest expense increased to $1.4 million during the six-month period ended June 30, 2015 from zero in the six-month period ended June 30, 2014, primarily as a result of the increase in debt outstanding during 2015 as a result of borrowing under our credit facility in December 2014.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances. During the six-month period ended June 30, 2015, we recorded losses of $0.8 million, whereas during the prior period in 2014 we recorded a gain of $0.4 million.

Provision for Income Taxes. Income tax expense was $0.3 million and $0.2 million during the six months ended June 30, 2015 and 2014, respectively, and was associated with foreign taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception through June 30, 2015, we have financed our operations through private placements of preferred stock, the issuance of common stock in our initial public offering (IPO) in November 2014 and our underwritten public offering in June 2015, and a borrowing under our credit facility. At June 30, 2015, we had cash and cash equivalents and investments of $254.0 million. Based on our current operating plan, we expect that our cash on hand, together with the anticipated funds from our operations and our credit facility, will be sufficient to fund our operations through at least the next twelve months.

We expect to incur substantial expenditures in the foreseeable future in connection with the expansion of our U.S. commercial infrastructure and sales force in connection with our commercial launch of Senza in the United States. In addition, we intend to make investments in the development of Senza and HF10 therapy for the treatment of other chronic pain conditions, including ongoing research and development programs and clinical trials. We expect that additional funding may be required in order to build the associated sales, marketing and distribution infrastructure for commercializing Senza in the United States.

We may continue to seek funds through equity or debt financings, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we may need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We face significant competition in the United States and internationally, which we believe will intensify as we continue to commercialize in the U.S.. For example, our major competitors, Medtronic, Inc., Boston Scientific Corporation and St. Jude Medical, Inc., have each approved neuromodulation systems in at least the United States, Europe and Australia and have been established for several years. In addition to these major competitors, we may also face competition from other emerging competitors and smaller companies with active neuromodulation system development programs that may emerge in the future.

If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our commercial development plans.

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2015	2014
(in thousands)
Net cash provided by (used in):
Operating activities	$(40,613)	$(15,080)
Investing activities	(45,919)	19,528
Financing activities	120,006	537
Effect of exchange rate on cash flows	(50)	—

Net increase in cash and cash equivalents	$33,424	$4,985

Cash Used in Operating Activities. Net cash used in operating activities for the six months ended June 30, 2015 was $40.6 million compared to $15.1 million for the six months ended June 30, 2014, primarily as a result of the net losses recorded in the periods of $33.8 million and $14.5 million, respectively. During the six months ended June 30, 2015, net cash used in operations was also affected by changes in our operating assets and liabilities, including increases in our outstanding long-term other assets of $1.7 million and inventories of $12.7 million, and an increase in accounts receivable of $1.1 million, partially offset by an increase of $4.8 million in accounts payable and accrued liabilities, as well as non-cash stock based compensation expense of $3.1 million. During the six-month period ended June 30, 2014, the net cash used in operations was affected by changes in our operating assets and liabilities, including an increase in our outstanding prepaid and other assets of $0.6 million and inventories of $1.5 million, offset by an increase of $0.7 million in accrued liabilities and non-cash stock based compensation expense of $0.8 million.

Cash Provided by Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. During the six months ended June 30, 2015, investments of $50.5 million matured and we purchased $94.0 million of new investments as compared to the six months ended June 30, 2014 when $35.0 million of investments matured and we purchased $15.3 million in new investments. We additionally purchased $1.9 million and $0.2 million of property and equipment during the six months ended June 30, 2015 and 2014, respectively.

Cash Provided by Financing Activities. Cash provided by financing activities was $120.0 million for the six months ended June 30, 2015 due to the cash received from the issuance of common stock in our underwritten public offering in June 2015 totaling $118.4 million and the $1.6 million received from the exercise of common stock options as compared to $0.5 million received during the six-month period ended June 30, 2014 as a result of the exercise of common stock options.

Contractual Obligations and Commitments

In March 2015, we entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning in June 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually in the final year of the lease term. In March 2015, we extended our warehouse lease through February 2017 under which we are obligated to pay approximately $0.3 million in lease payments over the remaining term of the lease, and extended the lease for office space in Menlo Park, California through September 2015. In March 2015, we entered into supply agreements with certain of our suppliers that require an aggregate upfront payment of $1.8 million, along with certain minimum annual purchase commitments that total an aggregate of $80.2 million, with $35.2 million due in 2015, and the remainder due within one to three years. Additional purchase commitments, which are currently indeterminable, are due in each of the remaining seven years of the agreement.

Off-Balance Sheet Arrangements

Through June 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 5 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2015, we had cash and cash equivalents of $58.7 million consisting of cash and money market funds and short-term investments of $195.2 million consisting of commercial paper. We maintained investments in money market funds that were not federally insured during the six months ended June 30, 2015 and held cash in foreign banks of approximately $5.5 million at June 30, 2015 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, substantially all of our revenue and a portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction losses of $1.4 million and $0.4 million during the six months ended June 30, 2015 and 2014, respectively. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the six-month period ended June 30, 2015 would have affected the annualized consolidated foreign-currency-denominated operating loss by approximately 3% for the year. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On May 14, 2015, Boston Scientific Neuromodulation Corporation, a unit of Boston Scientific Corporation, filed with the U.S. Patent and Trademark Office two petitions for inter partes review (IPR) alleging that certain claims of U.S. Patent No. 8,359,102 (the ‘102 patent) are invalid due to prior art references. Through the IPR petitions, Boston Scientific seeks to invalidate the challenged claims. The ‘102 patent is one of Nevro’s 53 issued U.S. patents directed to Nevro’s innovations in the neuromodulation field.

The same unit of Boston Scientific Corporation has filed four European Oppositions at the European Patent Office, alleging all the claims of Nevro’s EU Patent Nos. EP 2403589 (the ‘589 patent), EP 2421600 (the ‘600 patent), EP 2243510 (the ‘510 patent), and EP 2630984 (the ‘984 patent) are invalid. These oppositions were filed on November 4, 2014; December 4, 2014; January 8, 2015; and April 7, 2015, respectively, and seek to invalidate all the claims of the listed patents. The ‘589 patent, the ‘600 patent, the ‘510 patent and the ‘984 patent are four of Nevro’s seven EU patents directed to Nevro’s innovations in the neuromodulation field. In addition, Medtronic, Inc. filed three European Oppositions at the European Patent Office, alleging all the claims of the ‘589 patent, the ‘510 patent, and the ‘984 patent are invalid. The Medtronic, Inc. oppositions were filed on October 13, 2014; January 8, 2015; and March 17, 2015, respectively, and seek to invalidate all the claims of the listed patents.

Nevro intends to vigorously defend its intellectual property in these matters.

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

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. In May 2015, the FDA approved our PMA to market Senza in the United States. We expect to continue to incur losses as we build our U.S. commercial sales force and ramp up our commercial launch in the United States, as well as continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $33.8 million and $30.7 million for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively, and as of June 30, 2015 our accumulated deficit was $155.8 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are substantially dependent on market acceptance in the United States for our HF10 therapy, and the failure of our HF10 therapy to gain such market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and HF10 therapy for the treatment of chronic leg and back pain. From inception through June 30, 2015, our total revenue was $103.0 million and was derived nearly entirely from sales of Senza in Europe and Australia. We have incurred and will in the future incur significant costs, including costs to build our sales force, in order to continue our initial launch in the United States. If we are unable to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for this product. Because we do not have any other products currently in development, if we are unsuccessful in commercializing Senza or are unable to market Senza as a result of a quality problem, failure to maintain or obtain additional regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our HF10 therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

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

•

Monitoring unauthorized uses of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our patents or other proprietary rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product features, which could reduce demand for our products. In addition, we may need to defend our patents from third-party challenges, including interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions oppositions, nullity actions, or other patent proceedings. For example, two of our competitors, Boston Scientific Neuromodulation Corporation, and Medtronic, Inc., have filed oppositions in the European Union with respect to certain of our patents. In addition, on May 14, 2015, Boston Scientific Neuromodulation Corporation filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102. We may also need to initiate infringement claims or litigation. Adverse proceedings such as litigation or challenges to the validity of our patents can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement or other adverse proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation or proceeding could place one or more of our patents at risk of being invalidated, interpreted narrowly or found unenforceable. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us, if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.

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

In order to successfully commercialize Senza in the United States, we must build a substantial direct sales force. As we initiate our commercial launch and increase our marketing efforts, we will need to retain, develop and grow the number of direct sales personnel that we employ. We intend to continue to make a significant investment in recruiting and training sales representatives and clinical representatives as we ramp up our commercial launch in the United States. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, and if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, and we have been in the past, and may be subject to future allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

Our competitors are large, well-established companies with substantially greater resources than us and have a long history of competing in the SCS market.

Our current and potential competitors are publicly traded, or are divisions of publicly-traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we do. The existing global SCS market is estimated to be approximately $1.5 billion in 2014, with the United States comprising approximately 80% of the market. Given the size of the existing and potential market in the United States, we expect that as we continue our commercial launch in the United States our competitors will take aggressive action to protect their current market position. For example, in May 2015, one of our principal competitors, Boston Scientific Neuromodulation Corporation, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102. We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States.

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

If we fail to maintain U.S. Food and Drug Administration approval to market and sell Senza, or if such approval is impacted in the future, we will be unable to commercially distribute and market Senza in the United States. Further, we may not be able to obtain required regulatory approvals to expand the indications for which we may market and sell Senza.

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

We are currently conducting clinical trials for Senza to explore the potential for HF10 therapy to treat other chronic pain indications, including pre-spinal surgery patients, chronic intractable neck and upper extremity pain and refractory chronic migraine. We will likely need to conduct additional clinical studies in the future to support approval for these new indications. Senza may not be approved for these additional indications.

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

We only recently began commercializing Senza in the EEA and Australia, and only just recently initiated commercial sales in the United States, and we may never achieve market acceptance.

Senza has been CE marked since 2010, enabling us to commercialize it throughout the EEA, which is comprised of the 28 Member States of the European Union (EU), plus Norway, Liechtenstein and Iceland. It was also approved by the Australia Therapeutic Goods Administration (TGA), in 2011. In May 2015, the FDA approved our PMA to market Senza in the United States, and as such, we have just recently launched sales in the United States. As a result, we have a limited history of commercializing our product generally and limited history of selling Senza in the United States. We also have limited experience engaging in commercial activities and limited established relationships with physicians and hospitals as well as third-party suppliers on whom we depend for the manufacture of our product. As an organization, we have only just recently commercially launched a product in the United States, commenced a sales representative training program and conducted a launch of a similar expected size. A commercial launch and training program of this size is a significant undertaking that requires substantial financial and managerial resources. We may be unable to gain broader market acceptance in the countries in which we have already begun to commercialize Senza or successfully commercialize it in the United States for a number of reasons, including:

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

Sales of Senza outside the United States represented substantially all of our revenue from Senza sales. In 2010, we began selling Senza in the EEA through distributors and, in August 2011, we began selling Senza in Australia through our own sales force and distributors. As of June 30, 2015, we sell Senza directly in Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in the Netherlands, Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to U.S. and foreign governmental trade, import and export, and customs regulations and laws.

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

Our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

•	third parties may threaten or enforce their intellectual property rights against our suppliers, which may cause disruptions or delays in shipment, or may force our suppliers to cease conducting business with us;

•	we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

•	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of Senza, impacting our ability to maintain our PMA approval, or cause delays in shipment, impacting our ability to meet demand in the United States or international markets;

•	we may have difficulty locating and qualifying alternative suppliers;

•	switching components or suppliers may require product redesign and possibly submission to FDA, EEA Notified Bodies, or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;

•	one or more of our sole- or single-source suppliers may be unwilling or unable to supply components of Senza, or may supply products that do not conform with our product requirements;

•	other customers may use fair or unfair negotiation tactics and/or pressures to impede our use of the supplier;

•	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner; and

•	our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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

We believe that establishing and strengthening the Nevro and Senza brands is critical to achieving widespread acceptance of HF10 therapy, particularly because of the highly competitive nature of the market for SCS products. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable product for successful treatment of chronic leg and back pain. Given the established nature of our competitors, and our lack of full commercialization in the United States, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our HF10 therapy may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

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

We have been growing rapidly in recent periods and have a relatively short history of operating as a commercial company. As an organization, we have only just recently commercially launched a product in the United States, commenced a sales representative training program and conducted a launch of a similar expected size. A commercial launch and training program of this size is a significant undertaking that requires substantial financial and managerial resources. We intend to continue to grow and may experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. In particular, the hiring of our direct sales force in the United States requires significant management, financial and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

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

We depend in part on medical device distributors for the marketing and selling of our products in certain territories in Europe. We depend on these distributors’ efforts to market our products, yet we are unable to control their efforts completely. These distributors typically sell a variety of other, non-competing products that may limit the resources they dedicate to selling Senza. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell Senza, in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offering requires significant time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to maintain positive relationships with our distributors, fail to develop new relationships with other distributors, including in new markets, fail to manage, train or incentivize existing distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, our revenue may decrease and our operating results, reputation and business may be harmed.

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

We could also encounter delays if the FDA concludes that our financial relationships with investigators results in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical trial site or the utility of the clinical trial itself. Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation and/or stock options in connection with such services. If these relationships and any related compensation to or ownership interest by the clinical investigator carrying out the study result in perceived or actual conflicts of interest, or if the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the FDA refusing to accept the data as support for our future applications. Any such delay or rejection could prevent us from commercializing any of our products currently in development.

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

Our success depends in part on not infringing the patents or violating the other proprietary rights of others. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. Significant litigation regarding patent rights occurs in the medical industry. Whether merited or not, it is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make, use, sell, and/or export our products. For example, our major competitors, Medtronic, Inc., Boston Scientific Corporation, and St. Jude Medical, Inc., each have significant patent portfolios covering systems, sub-systems, methods, and manufacturing processes. These competitors may have one or more patents for which they can threaten and/or initiate patent infringement actions against us and/or any of our third-party suppliers. Our ability to defend ourselves and/or our third-party suppliers may be limited by our financial and human resources, the availability of reasonable defenses, and the ultimate acceptance of our defenses by the courts or juries. Further, if such patents are successfully asserted against us, this may result in an adverse impact on our business, including injunctions, damages, and/or attorneys’ fees. From time to time and in the ordinary course of business, we may develop noninfringement and/or invalidity positions with respect to third-party patents, which may or not be ultimately adjudicated as successful by a judge or jury if such patents were asserted against us.

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

Similarly, interference or derivation proceedings provoked by third parties or brought by the USPTO or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to our patents or patent applications. An unfavorable outcome in these or any other such proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all.

We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. Two of our competitors, Boston Scientific Corporation, and Medtronic, Inc., have filed oppositions in the European Union with respect to certain of our patents. In addition, on May 14, 2015, Boston Scientific Neuromodulation Corporation filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102. We do not anticipate that we will have a final result in the USPTO for at least 12 to 18 months. However, defending our position in these proceedings will require management’s time and attention, as well as financial costs. An unfavorable outcome in this inter partes review could cause us to lose certain valuable intellectual property rights. Given the competitive environment in which we operate, we expect additional challenges to our intellectual property portfolio as we commence commercialization of Senza in the U.S. An unfavorable outcome in these or any other such proceedings could cause us to lose valuable intellectual property rights and/or be unable to enforce our intellectual property rights.

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

Risks Related to our Financial and Operating Results

We may be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build a commercial sales force in the United States, investigate the use of our HF10 therapy for the treatment of other chronic pain conditions, continue to grow our business and continue to operate as a public company. In particular, we believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of Senza in the United States, including sales and marketing efforts and sales representative training, seeking additional foreign regulatory approvals, the preparation and submission of regulatory filings and the clinical development of any other product candidates we may choose to pursue. These expenditures will include costs associated with manufacturing and supply as well as marketing and selling Senza in the United States and elsewhere, as well as any other future products approved for sale, research and development, conducting preclinical studies and clinical trials and obtaining regulatory approvals.

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts, particularly in the United States, and our efforts to develop Senza and our HF10 therapy for the treatment of chronic pain and technology complementary to our current products. Our existing resources may not allow us to conduct all of the activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future. If we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the year ended December 31, 2014, our net cash used in operating activities was $31.1 million as compared to $21.1 million for the year ended December 31, 2013. For the six months ended June 30, 2015, our net cash used in operating activities was $40.6 million and, as of June 30, 2015, our working capital was $275.5 million. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Our products consist of a substantial number of individual components. In order to market and sell Senza effectively, we often must maintain high levels of inventory. In particular, as we continue our commercial launch of Senza in the United States, we intend to substantially increase our levels of inventory in order to meet our estimated demand and, as a result, incur significant expenditures associated with such increases in our inventory. The manufacturing process requires lengthy lead times, during which components of our products may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolesce comparatively. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire and its value would become impaired and we would be required to record an impairment charge. For example, during the year ended December 31, 2014 and 2013, we recorded charges of $0.8 million and $1.0 million, respectively, for the write down of excess and obsolete inventory. If our estimates of required inventory are too high, we may be exposed to further inventory obsolesce risk. In the event that a substantial portion of our inventory becomes obsolete or expires, or in the event we experience a supply chain imbalance as described above, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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

All of our current business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros and Australian Dollars. In the first half of 2015, and all of 2014 and 2013, nearly all of our total revenue was denominated in foreign currencies. As a result, changes in the exchange rates between such foreign currencies and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss (NOL) carryforwards and other tax attributes, such as research and development tax credits to offset future taxable income and taxes.

As a result of our June 2015 underwritten public offering, we have experienced a Section 382 “ownership change.” We currently estimate that this “ownership change” will not inhibit our ability to utilize our NOLs. However, as a result of any potential future “ownership changes,” or if we do not generate sufficient taxable income in the future, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability. If we are limited in our ability to use our NOLs and tax credits in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations. As of December 31, 2014, we had federal and state NOLs of $108.2 million and $31.7 million, respectively, available to offset future taxable income due to prior period losses, which if not utilized will begin to expire in 2026 and 2016 for federal and state purposes, respectively.

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

Senza has been approved for marketing in the United States, CE Marked in the EEA and approved by the TGA in Australia for specific treatments and anatomies. We may only promote or market the Senza SCS system for its specifically approved indications as described on the approved label. We train our marketing and sales force against promoting our products for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our product off-label, when in the physician’s independent professional medical judgment he or she deems the use of the product in the non-approved indication as appropriate. There may be increased risk of injury to patients if physicians attempt to use our product off-label. Furthermore, the use of our product for indications other than those approved by the applicable regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

Physicians may also misuse our product or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our product is misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. In addition, if the FDA determines that our promotional materials, training or physician support activities constitute promotion of an off-label use, it could request that we modify our training, promotional materials or physician support activities or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and the curtailment of our operations. Further, regulators or legislators may also enhance the enforcement of, and attempt to curtail, any off-label use by physicians of medical devices in the future. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the ATRA), was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this document and others such as:

•	delays or setbacks in the commercialization of Senza or any future product candidates;

•	announcements of new products by us or our competitors;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	our operating results;

•	results from, or any delays in, clinical trial programs relating to our product candidates;

•	changes or developments in laws or regulations applicable to our products;

•	any adverse changes in our relationship with any manufacturers or suppliers;

•	the success of our efforts to acquire or develop additional products;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the medical device industry in general;

•	actual or anticipated fluctuations in our operating results;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the United States equity markets; and

•	the loss of any of our key scientific or management personnel.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We are eligible to remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO in

November 2014, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Based on our market capitalization as of June 30, 2015, our status as an emerging growth company will cease on December 31, 2015 and we will be required to comply with, among other requirements, the auditor attestation requirements of Section 404 for our 2015 annual report.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale in connection with our IPO lapse, the trading price of our common stock could decline. As of June 30, 2015, we had outstanding a total of approximately 27.8 million shares of common stock. Of these shares, the 8,050,000 shares of our common stock sold in the IPO and the 5,411,762 shares sold by us and certain selling stockholders in our June 2015 underwritten public offering are freely tradable, without restriction (except as otherwise applicable), in the public market.

In addition, in connection with our June 2015 underwritten public offering, our directors, executive officers and certain selling stockholders entered into lock-up agreements with the underwriters of that offering that will expire on August 31, 2015, following which approximately 9.0 million shares of common stock will be eligible for sale in the public market, subject to the limitations of Rule 144 under the Securities Act, to the extent applicable. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, in their sole discretion, may release the common stock subject to these lock-up agreements at any time.

Furthermore, as of June 30, 2015, approximately 5.6 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of up to approximately 13.5 million shares of our outstanding common stock as of June 30, 2015 were entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates held approximately 44% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position, and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

We expect to use the proceeds from the IPO to fund the continuing commercial launch of Senza in the United States, the continued development of Senza for additional indications, including clinical trial activities to potentially expand its indications for use, and for working capital and general corporate purposes.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description of Document	Incorporated by Reference
		Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

10.1	Offer Letter, dated as of March 30, 2015 and effective April 9, 2015, by and between the Company and Doug Alleavitch	8-K	4/9/2015	10.1

10.2	Second Amendment to Term Loan Agreement, dated as of June 29, 2015, by and between the Company and Capital Royalty Partners II L.P.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Nevro Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVRO CORP.
(Registrant)

Date: August 6, 2015	/s/ MICHAEL DEMANE
Michael DeMane
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2015	/s/ ANDREW H. GALLIGAN
Andrew H. Galligan
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)