Form 10-Q
period 2015-09-30
NEVRO CORP
filed 2015-11-09
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36715

Nevro Corp.

(Exact name of registrant as specified in its charter)

Delaware	56-2568057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Bridge Parkway

Redwood City, CA

(Address of principal executive offices)

94065

(Zip Code)

(650) 251-0005

(Registrant’s telephone number, including area code)

(former address of Registrant)

4040 Campbell Avenue

Menlo Park, CA, 94025

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2015 there were 27,936,964 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$87,558	$25,287
Short-term investments	134,994	151,521
Accounts receivable, net of allowance for doubtful accounts of $72 and $10 at September 30, 2015 and December 31, 2014, respectively	10,525	6,610
Inventories, net	42,651	14,856
Prepaid expenses and other current assets	3,463	2,851

Total current assets	279,191	201,125
Property and equipment, net	5,686	647
Other assets	1,901	424
Restricted cash	906	300

Total assets	$287,684	$202,496

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,912	$4,460
Accrued liabilities	10,492	6,268
Other current liabilities	92	70

Total current liabilities	23,496	10,798
Notes payable	19,689	19,511
Other long-term liabilities	158	117

Total liabilities	43,343	30,426

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2015 and December 31, 2014; zero shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at September 30, 2015 and December 31, 2014; 27,933,992 and 24,865,491 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	28	25
Additional paid-in capital	419,649	293,945
Accumulated other comprehensive income (loss)	(119)	77
Accumulated deficit	(175,217)	(121,977)

Total stockholders’ equity	244,341	172,070

Total liabilities and stockholders’ equity	$287,684	$202,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$15,402	$8,668	$36,482	$22,858
Cost of revenue	5,968	2,737	15,349	8,257

Gross profit	9,434	5,931	21,133	14,601
Operating expenses
Research and development	5,247	5,236	15,508	15,082
Sales, general and administrative	21,896	7,193	54,848	20,719

Total operating expenses	27,143	12,429	70,356	35,801

Loss from operations	(17,709)	(6,498)	(49,223)	(21,200)
Interest income	185	20	399	93
Interest expense	(739)	—	(2,093)	—
Other expense, net	(922)	(1,270)	(1,757)	(888)

Loss before income taxes	(19,185)	(7,748)	(52,674)	(21,995)
Provision for income taxes	269	137	566	374

Net loss	(19,454)	(7,885)	(53,240)	(22,369)
Accretion of redeemable convertible preferred stock to redemption value	—	(44)	—	(131)

Net loss attributable to common stockholders	(19,454)	(7,929)	(53,240)	(22,500)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(188)	(36)	(191)	(40)
Changes in losses on short-term investments, net	(89)	(2)	(4)	(9)

Net change in other comprehensive loss	(277)	(38)	(195)	(49)

Comprehensive Loss	$(19,731)	$(7,967)	$(53,435)	$(22,549)

Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(5.96)	$(2.04)	$(19.04)

Weighted average number of common shares used to compute basic and diluted net loss per share	27,861,523	1,329,610	26,102,679	1,181,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(53,240)	$(22,369)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	287	65
Stock-based compensation expense	5,083	1,234
Amortization (accretion) of premium (discount) on short-term investments	(324)	263
Provision for doubtful accounts	58	—
Write-down of inventory	2,071	457
Non-cash interest expense	179	—
Changes in operating assets and liabilities
Accounts receivable	(4,338)	929
Inventories	(29,542)	(2,458)
Prepaid expenses and other current assets	(646)	775
Other assets	(1,483)	(1,825)
Accounts payable	7,994	319
Accrued liabilities	3,851	605
Other long-term liabilities	41	5

Net cash used in operating activities	(70,009)	(22,000)

Cash flows from investing activities
Purchases of short-term investments	(127,924)	(20,767)
Proceeds from maturity of short-term investments	144,772	45,361
Restricted cash	(606)	—
Purchases of property and equipment	(4,310)	(236)

Net cash provided by investing activities	11,932	24,358

Cash flows from financing activities
Proceeds from issuance of common stock in underwritten public offering	118,440	—
Proceeds from issuance of common stock from stock option exercises	2,145	955
Payment of deferred offering costs	—	(1,246)

Net cash provided by (used in) financing activities	120,585	(291)

Effect of exchange rate on cash and cash equivalents	(237)	—

Net increase in cash and cash equivalents	62,271	2,067

Cash and cash equivalents
Cash and cash equivalents at beginning of period	25,287	12,409

Cash and cash equivalents at end of period	$87,558	$14,476

Significant non-cash transactions
Unpaid deferred offering costs	$—	$532

Property and equipment in accounts payable	$1,016	$—

Vesting of early-exercised stock options	$39	$128

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2014, the Company incurred a net loss of $30.7 million and used $31.1 million of cash in operations. For the nine months ended September 30, 2015, the Company incurred a net loss of $53.2 million and used $70.0 million of cash in operations. At September 30, 2015 and December 31, 2014, the Company had an accumulated deficit of $175.2 million and $122.0 million, respectively, and does not expect to experience positive cash flows in the near future. The Company has financed operations to date primarily through private placements of equity securities, the issuance of common stock in its initial public offering (IPO) completed in November 2014 and underwritten public offering completed in June 2015 and borrowings under a debt agreement. On May 8, 2015, the Company’s Senza spinal cord stimulation product was approved for commercialization in the United States by the U.S. Food and Drug Administration (FDA). The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, amongst other things, commercializing its products in the United States, generating sufficient revenue and its ability to continue to control expenses, if necessary, to meet its obligations as they become due for the foreseeable future. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, as required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of September 30, 2015 and for the nine months ended September 30, 2015 and 2014, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2015, and the results of its operations and cash flows for the nine months ended September 30, 2015 and 2014. All such adjustments are of a normal and recurring nature. The interim financial data as of September 30, 2015 is not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any future period.

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

Historically, the Company derived substantially all of its revenue from sales to customers in Australia and Europe, and, commencing in the second quarter of 2015, has begun to sell its products in the Unites States. Revenue by geography is based on the billing address of the customer. The following table sets forth countries with revenue accounting for more than 10% of the total revenue during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	29%	—	12%	—
Australia	24%	35%	27%	34%
United Kingdom	15%	19%	17%	18%
Germany	14%	17%	17%	17%

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

Unrealized foreign exchange gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the reporting entity are recorded in other income (expense), net. Additionally, realized gains and losses resulting from transactions denominated in currencies other than the local currency are recorded in other income (expense), net in the condensed consolidated statements of operations. The Company recorded net unrealized and net realized foreign currency transaction gain (loss) during the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net unrealized foreign currency gain (loss)	$293	$(1,291)	$958	$(473)
Net realized foreign currency gain (loss)	(1,170)	32	(2,576)	(363)

As the Company’s international operations grow, its risks associated with fluctuations in currency rates will become greater, and the Company will continue to reassess its approach to managing this risk. In addition, currency fluctuations or a weakening USD can increase the costs of the Company’s international expansion. To date, the Company has not entered into any foreign currency hedging contracts. Based on its current international structure, the Company does not plan on engaging in hedging activities in the near future.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States of America in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended September 30, 2015 and December 31, 2014. The Company also held cash in foreign banks of approximately $3.4 million at September 30, 2015 and $4.3 million at December 31, 2014 that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Historically, substantially all of the Company’s revenue has been derived from sales of its products in international markets, principally Australia and Europe. In the international markets in which the Company participates, the Company uses both direct sales forces and distributors to sell its products. Recently, the Company began deriving revenue from customers in the United States, accounting for approximately $4.5 million of its $15.4 million of revenue for the three months ended September 30, 2015. The Company performs ongoing credit evaluations of its direct customers and distributors, does not require collateral and maintains allowances for potential credit losses on customer accounts when deemed necessary.

During the three months and nine months ended September 30, 2015 and 2014, no single customer accounted for more than 10% of the Company’s revenue. As of September 30, 2015 and December 31, 2014, no single customer accounted for 10% of the accounts receivable balance.

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

There can be no assurance that the Company’s products will continue to be accepted in its existing marketplaces, nor can there be any assurance that any future products or services can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products or services will be successfully marketed, if at all.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $22.4 million and $10.6 million as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of September 30, 2015 consists of a certificate of deposit of $0.3 million collateralizing payment of charges related to the Company’s credit cards and a letter of credit of $0.6 million representing collateral for the Company’s Redwood City building lease pursuant to an agreement dated as of March 5, 2015. Restricted cash as of December 31, 2014 represents a certificate of deposit of $0.3 million collateralizing payment of charges related to the Company’s corporate credit cards.

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

The Company writes down inventory that is no longer saleable, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand with the same lower of cost or market approach used to value inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. In addition, the Company determines at times that there may be certain inventory that does not meet its product requirements. For the three and nine months ended September 30, 2015, an analysis of inventory resulted in a write down of inventory of $0.3 million and $1.6 million, respectively, for inventory that did not meet its product requirements, as compared to none for the three and nine months ended September 30, 2014. As a result of these inventory evaluations, as well as inventory shrinkage, the Company recognized a total write down for Senza inventories of $0.5 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $2.1 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. The Company’s estimation of the future demand for a particular component of the Senza product may vary and may result in changes in estimates of inventory values in any particular period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through September 30, 2015.

Income Taxes

During the three and nine months ended September 30, 2015 and 2014, the Company calculated its interim tax provision to record taxes incurred on a discrete basis due to the variability of taxable income in the jurisdictions in which it operates. Additionally, the Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements or income tax returns. In estimating future tax consequences, expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes for the three and nine months ended September 30, 2015 and 2014, is primarily comprised of foreign taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. To date, taxes paid by the Company have been predominantly due to income taxes in foreign jurisdictions in which the Company conducts business. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

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

Research and Development

Research and development (R&D) costs, including new product development, regulatory compliance and clinical research, are charged to operations as incurred in the consolidated statements of operations and comprehensive loss. Such costs include personnel-related costs, including stock-based compensation, supplies, services, depreciation, allocated facilities and information services, clinical trial and related clinical manufacturing expenses, fees paid to investigative sites and other indirect costs.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect that the adoption of ASU 2015-03 will have a material effect on its consolidated financial statements. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company does not expect that the adoption of ASU 2015-03 will have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017. The Company has not determined the potential effects of this ASU on its consolidated financial statements.

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

Cash Equivalents and Short-Term Investments

The Company’s cash equivalents are comprised of investments in money market funds that are classified as Level 1 of the fair value hierarchy and commercial paper that is classified as Level 2 in the fair value hierarchy. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access. The Company’s short-term investments are comprised of commercial paper and corporate notes. All short-term investments have been classified within Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry-standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Balance as of September 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$22,359	$—	$—	$22,359
Commercial paper (ii)	—	192,993	—	192,993

Total assets	$22,359	$192,993	$—	$215,352

Balance as of December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$10,590	$—	$—	$10,590
Commercial paper (ii)	—	140,484	—	140,484
Corporate notes (ii)	—	19,037	—	19,037

Total assets	$10,590	$159,521	$—	$170,111

(i)	included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

4. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper (i)	$192,791	$202	$—	$192,993

(i)	Includes $58.0 million of commercial paper that is classified as cash and cash equivalents on the consolidated balance sheet.

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper (i)	$140,273	$211	$—	$140,484
Corporate notes	19,040	—	(3)	19,037

Total securities	$159,313	$211	$(3)	$159,521

(i)	Includes $8.0 million of commercial paper that is classified as cash and cash equivalents on the condensed consolidated balance sheet.

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The Company has not recorded any realized gains or losses on its investments during the periods presented.

The contractual maturities of the Company’s investment securities were all within one year as of September 30, 2015 and December 31, 2014.

Inventories (in thousands)

	September 30, 2015	December 31, 2014
Raw materials	$16,151	$7,960
Finished goods	26,500	6,896

Total inventories	$42,651	$14,856

Property and Equipment, Net (in thousands)

	September 30, 2015	December 31, 2014
Laboratory equipment	$735	$390
Computer equipment and software	1,218	125
Furniture and fixtures	1,827	112
Leasehold improvements	1,094	22
Construction in process	1,188	333

Total	6,062	982
Less: Accumulated depreciation and amortization	(376)	(335)

Property and equipment, net	$5,686	$647

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation and amortization expense	$157	$26	$287	$65

Accrued Liabilities (in thousands)

	September 30, 2015	December 31, 2014
Accrued payroll and related expenses	$6,846	$4,268
Accrued professional fees	374	184
Accrued taxes	1,891	998
Accrued clinical and research expenses	342	613
Accrued other	1,039	205

Total accrued liabilities	$10,492	$6,268

5. Commitments and Contingencies

Operating Leases

The Company entered into a non-cancellable operating lease effective May 1, 2010 for facilities in Menlo Park, California as amended in 2012 to extend the period of the lease until May 31, 2015. In March 2015, the Company again extended the lease through September 30, 2015, at which time the lease terminated. In August 2014, the Company entered into a new facility lease for warehouse space beginning on August 21, 2014 through May 31, 2015. In March 2015, the Company extended the warehouse lease through February 2017 under which it is obligated to pay approximately $0.3 million in lease payments over the remaining term of the lease.

In March 2015, the Company entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning on June 30, 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually during the final year of the lease term.

The Company recognized rent expense during the periods indicated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rent expense	$851	$173	$1,260	$455

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at September 30, 2015 or December 31, 2014.

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

Per terms of the license, the Company is required to:

•	Pay a retainer fee of $40,000 per annum starting March 2011 and ending on February 2013; and

•	Pay royalties based on the greater of earned royalties or a minimum royalty. The earned royalties are based on a percentage of net sales of licensed products either by the Company or the sub-licensee. The minimum annual royalty payment is $200,000.

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Royalty expense	$153	$87	$363	$229

6. Notes Payable

Capital Royalty Term Loan

On October 24, 2014, the Company entered into a credit facility (the “credit facility”) with Capital Royalty Partners and certain of its affiliates (the “lenders”) under which, subject to certain conditions, the Company may enter into three term loan agreements totaling $50.0 million with the lenders on or before September 30, 2015. Under the credit facility, each term loan is to be paid over 24 quarterly payment periods, with the first payment due on the last day of the calendar quarter during the period for which the term loan is made. The first twelve quarterly payments will be interest only payments, and the last twelve quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 11.5% per annum. During the interest only period for the first twelve quarterly payments under each term loan, the Company may elect to make the 11.5% interest payment by making a cash payment for the 8.0% per annum of interest and making a payment in kind for the remaining amount, for which the 3.5% per annum of interest would be added to the outstanding principal amount of the loans. The Company has initially chosen not to elect the payment in kind option. The final payment will also include an additional amount for closing and repayment fees equivalent to 5% of the term loan agreement. The Company entered into the first term loan for $20.0 million on December 12, 2014, and incurred closing fees of $0.5 million. Under the original agreement, the Company was eligible to enter into a second term loan for a principal amount of $10.0 million on or prior to March 31, 2015 and a third term loan for a principal amount of $20.0 million on or prior to September 30, 2015, in each case, upon meeting certain conditions. In March 2015, the Company entered into a First Amendment under its credit facility with Capital Royalty Partners to extend the draw-down deadline of the second draw from March 31, 2015 to June 29, 2015. In June 2015, the Company entered into a Second Amendment to extend the draw-down deadline of the second draw from June 29, 2015 to September 30, 2015. Upon the satisfaction of certain conditions precedent on or prior to September 30, 2016, the interest only period on the first draw will be extended so that the outstanding principal amount of the terms loans will be payable in a single installment at maturity (the 24th quarterly payment date after the first borrowing). The credit facility contains customary events of default, including in the event of bankruptcy or upon the occurrence of a material adverse change. The Company’s obligations under the credit facility are collateralized by substantially all of its assets, including its intellectual property. As of September 30, 2015, the Company did not elect to enter into the second or third draw, and the option to do so expired as of September 30, 2015.

The credit facility includes affirmative and negative covenants, including certain minimum financial covenants for pre-specified liquidity and revenue requirements. In particular, the Company is required to maintain a minimum of $5.0 million of cash and certain cash equivalents, and the Company must achieve minimum revenue of $25.0 million in 2015, $30.0 million in 2016, $40.0 million in 2017, $50.0 million in 2018 and $70.0 million in 2019. In addition, the credit facility prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. As of September 30, 2015, the Company was in compliance with all applicable covenants.

As of September 30, 2015, future minimum payments for the notes are as follows (in thousands):

Term Loans
2015	$588
2016	2,338
2017	3,739
2018	7,977
2019 and beyond	14,960

Total minimum payments	29,602
Less: Amount representing interest	(8,602)
Less: Amount representing closing and repayment fees	(1,000)

Present value of minimum payments	20,000
Less: Unamortized debt discount	(431)
Plus: Accretion of closing and repayment fees	120

Notes payable, net	19,689
Less: Notes payable, current portion	—

Non-current portion of notes payable	$19,689

7. Convertible Preferred Stock

Prior to the IPO, the Company had 15,208,048 shares of convertible preferred stock outstanding. Each share of preferred stock was convertible to one share of common stock. Upon the closing of the Company’s IPO on November 11, 2014, all shares of outstanding redeemable convertible preferred stock were automatically converted to 15,208,048 shares of the Company’s common stock.

The Company recorded the Series B and C redeemable convertible preferred stock at fair value on the dates of issuance. The Company classified the Series B and C redeemable convertible preferred stock outside of stockholders’ deficit because the shares contain liquidation features that are not solely within the Company’s control. The Series B and C redeemable convertible preferred shares were originally issued with a contingent redemption feature, which allowed the holders to redeem their shares five years following the issuance date of the Series B and C redeemable preferred shares. Accordingly, the Company accreted the Series B and C redeemable convertible preferred stock for change in redemption value with a change to accumulated deficit at the end of each reporting period. Accordingly, the Company has accreted $44,000 and $131,000 during the three months and nine months ended September 30, 2014, respectively.

8. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(19,454)	$(7,885)	$(53,240)	$(22,369)
Accretion of redeemable convertible preferred stock to redemption value	—	(44)	—	(131)

Net loss attributable to common stockholders	$(19,454)	$(7,929)	$(53,240)	$(22,500)

Weighted average shares outstanding	27,881,302	1,372,211	26,126,145	1,232,439
Less: weighted average shares subject to repurchase	(19,779)	(42,601)	(23,466)	(50,928)

Weighted average shares used to compute basic and diluted net loss per share	27,861,523	1,329,610	26,102,679	1,181,511

Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(5.96)	$(2.04)	$(19.04)

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

	September 30,
	2015	2014
Convertible preferred stock	—	15,208,048
Options to purchase common stock	2,907,426	2,561,827

Total	2,907,426	17,769,875

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

There were no sales under the ESPP during the three and nine months ended September 30, 2015 and 2014. Shares available for future purchase under the ESPP were 0.4 million at September 30, 2015.

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

Overview

We are a medical device company that has developed and commercialized an innovative neuromodulation platform for the treatment of chronic pain. Our Senza system is the only spinal cord stimulation (SCS) system that delivers our proprietary HF10 therapy. On May 8, 2015, our premarket approval (PMA) application for our Senza SCS system, or Senza, was approved by the U.S. Food and Drug Administration (FDA). Accordingly, we began U.S. commercialization of the Senza system in May 2015. In order to maintain our PMA approval in the United States, we need to comply with applicable laws and regulations from the FDA and other relevant regulatory agencies. The Senza system received a CE Mark in 2010, and commercialization commenced in Europe in 2010 and Australia in 2011 where the system is reimbursed under existing SCS codes. We market our products to physicians in Europe and Australia and sell to hospitals and outpatient surgery centers through both a direct sales organization and distributors. Beginning in 2010, we established our international sales organizations to support our product launch outside of the United States.

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

Since our inception, we have financed our operations primarily through equity financings and borrowings under our debt facility. Our accumulated deficit as of September 30, 2015 was $175.2 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy, including, our pivotal clinical trial, SENZA-RCT, which we initiated in May 2012. We intend to continue to make a significant investment building our U.S. commercial infrastructure and sales force and in recruiting and training our sales representatives as we ramp up our commercial launch in the United States. We also intend to continue to make significant investments in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. As a result of these and other factors, we expect to continue to incur net losses for the next several years and may require substantial additional funding, which may include future equity and debt financings.

We rely on third-party suppliers for all of the components of Senza and for the assembly of the system. Many of these suppliers are currently single-source suppliers. We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. In particular, as we continue our commercial launch of Senza in the United States, we will be substantially increasing our levels of inventory in order to meet our estimated demand and, as a result, incur significant expenditures associated with such increases in our inventory. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolesce.

On November 5, 2014, our registration statement on Form S-1 relating to the initial public offering (IPO) of common stock became effective. The IPO closed in November 2014 at which time we issued 8,050,000 shares of our common stock, which included 1,050,000 shares issued pursuant to the exercise in full by the underwriters of their option to purchase additional shares. We received cash proceeds of approximately $131.6 million from the IPO, net of underwriting discounts and commissions and offering costs paid by us. In June 2015, we completed an underwritten public offering of our common stock, which included shares of our common stock held by certain of our stockholders, at which time we issued 2,470,587 shares of common stock, including 705,882 shares issued pursuant to the exercise in full by the underwriters of their option to purchase additional shares. We received cash proceeds of approximately $118.4 million, net of underwriting discounts and commissions and offering costs paid by us.

Important Factors Affecting our Results of Operations

We believe there are several important factors that have impacted and that we expect will impact our results of operations.

Significant Investment in U.S. Sales Organization

We are continuing to make significant investments in building our U.S. commercial infrastructure and sales force and in recruiting and training our sales representatives for U.S. commercialization. This is a lengthy process that requires recruiting appropriate sales representatives, establishing a commercial infrastructure in the United States and training our sales representatives, and will require significant investment by us. Following initial training for Senza, our sales representatives typically require lead time in the field to grow their network of accounts and produce sales results. Successfully recruiting and training a sufficient number of productive sales representatives is required to achieve growth at the rate we expect.

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

Inventory Buildup

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, as we continue with our commercial launch of Senza in the United States, we will be substantially increasing our levels of inventory. As a result, we will incur significant expenditures associated with the increases in our inventory, which will include satisfying certain minimum purchase obligations, as demand for Senza in the United States is developing. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case in the nine months ended September 30, 2015, wherein we recorded a write down of inventory of $1.6 million for inventory that did not meets our product requirements. Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over-or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. There have been no significant or material changes in our critical accounting policies during the three months ended September 30, 2015.

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

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality, as we have historically experienced lower sales in the summer months and around the holidays, and the impact of the buying patterns and implant volumes of our hospitals and medical facilities, and third-party distributors. In addition, in the second quarter of 2015, we commenced commercial sales of Senza in the United States and have recorded revenue of approximately $4.5 million for the nine months ended September 30, 2015 for sales in the United States. We anticipate that our total revenue will increase as we continue our commercial launch in the United States.

Cost of Revenue

We utilize contract manufactures for the production of Senza. Cost of revenue consists primarily of acquisition costs of the components of Senza, allocated manufacturing overhead, royalty payments, scrap and inventory obsolescence, as well as distribution-related expenses, such as logistics and shipping costs, net of costs charged to customers.

We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily by our costs to have our products manufactured for us, the ratio of trials to permanent implants, the period of time between a trial and the related permanent implant and, to a lesser extent, the percentage of products we sell to distributors as compared to those sold directly to hospitals and medical facilities as our gross margin is typically higher on products we sell directly as compared to products we sell through distributors. While costs are primarily incurred in U.S. dollars, international revenue may be impacted by the appreciation or depreciation of the U.S. dollar, which may impact our overall gross margin. We expect our gross margin to be positively affected over time to the extent we are successful in reducing manufacturing costs as our sales volume increases. However, our gross margin may fluctuate from period to period.

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

For the nine months ended September 30, 2015, our administrative expenses increased as we operated as a public company. We expect our administrative expenses will continue to increase as we increase our headcount and expand our facility and information technology to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 as a large accelerated filer, director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

Interest Income and Interest Expense

Interest Income consists primarily of interest income earned on our investments and Interest Expense consists of interest paid on our outstanding debt.

Other Income (Expense), Net

Other income (expense), net, consists primarily of foreign currency transaction gains and losses and the gains and losses from the remeasurement of foreign-denominated balances to the U.S. dollar.

Provision for Income Taxes

The provision for income taxes is calculated on a discrete basis due to the variability of taxable income in the jurisdictions in which we operate. The provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for our deferred tax assets including net operating loss carryforwards and R&D credits and other tax credits.

Consolidated Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

Revenue, Cost of Revenue, Gross Profit and Gross Margin

(in thousands)	Three months ended September 30,
	2015	2014	Change
Revenue	$15,402	$8,668	$6,734
Cost of revenue	5,968	2,737	3,231

Gross profit	$9,434	$5,931	$3,503

Gross margin	61%	68%	(7)%

Revenue. Revenue increased to $15.4 million in the three months ended September 30, 2015 from $8.7 million in the three months ended September 30, 2014, an increase of $6.7 million, or 78%. The net revenue increase was primarily due to sales of the Senza system in the United States, which began in May 2015, of approximately $4.5 million and continued adoption of the Senza system in international markets where it has historically been sold.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $6.0 million in the three months ended September 30, 2015 from $2.7 million in the three months ended September 30, 2014, an increase of $3.2 million, or 118%. This was primarily due to a $2.5 million increase in the acquisition costs of manufactured product components as sales volumes increased in the most recent period, as well as a $0.3 million increase in inventory-related charges. Gross profit increased to $9.4 million in the three months ended September 30, 2015 from $5.9 million in the three months ended September 30, 2014, an increase of $3.5 million, or 59%. Gross profit as a percentage of revenue, or gross margin, decreased to 61% in the three months ended September 30, 2015 compared to 68% in the three months ended September 30, 2014. Gross margins decreased year-over-over partly as a result of costs incurred in association with ramping our operational infrastructure in response to the U.S. product launch. Additionally, while costs were primarily incurred in U.S. dollars, international revenue was negatively impacted by the appreciation of the U.S. dollar, which negatively impacted the overall gross margin for the period.

Operating Expenses

	Three Months Ended September 30,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$5,247	34%	$5,236	60%	$11
Sales, general and administrative	21,896	142%	7,193	83%	14,703

Total operating expenses	$27,143	176%	$12,429	143%	$14,714

Research and Development Expense. R&D expense increased by approximately $11,000 in the three months ended September 30, 2015, thus remaining at approximately $5.2 million in the three months ended September 30, 2015 and 2014. The R&D expense reflects an increase in headcount and related personnel and consulting costs of $0.6 million, offset by a decrease in clinical and development expenses of $0.5 million.

Sales, General and Administrative Expense. SG&A expense increased to $21.9 million in the three months ended September 30, 2015 from $7.2 million in the three months ended September 20, 2014, an increase of $14.7 million, or 204%. This increase was primarily due to an increase in personnel costs of $10.2 million in relation to an increase in headcount for SG&A personnel in support of our U.S. commercial launch, increased travel, training, marketing and associated supplies costs of $1.8 million, increased legal and other professional services costs associated with being a public company of $1.3 million and additional facilities costs of $0.7 million.

Interest Income, Interest Expense and Other Income (Expense), Net and Provision for Income Taxes

	Three months ended September 30,
(in thousands)	2015	2014	Change
Interest income	$185	$20	$165
Interest expense	(739)	—	(739)
Other income (expense), net	(922)	(1,270)	348
Provision for income taxes	(269)	(137)	(132)

Interest Income. Interest income increased to $185,000 in the three months ended September 30, 2015 from $20,000 in the three months ended September 30, 2014, primarily as a result of the increase in average investment balances.

Interest Expense. Interest expense increased to $0.7 million in the three months ended September 30, 2015 from zero in the three months ended September 30, 2014, primarily as a result of the increase in debt outstanding during 2015 as a result of borrowing under our credit facility in December 2014.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances. In the three months ended September 30, 2015, we recorded a loss of $0.9 million, compared to the corresponding period in the prior year when we recorded a loss of $1.3 million.

Provision for Income Taxes. Income tax expense was $0.3 million and $0.1 million in the three months ended September 30, 2015 and 2014, respectively, and was primarily associated with foreign taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Comparison of the nine months ended September 30, 2015 and 2014

Revenue, Cost of Revenue, Gross Profit and Gross Margin

(in thousands)	Nine months ended September 30,
	2015	2014	Change
Revenue	$36,482	$22,858	$13,624
Cost of revenue	15,349	8,257	7,092

Gross profit	$21,133	$14,601	$6,532

Gross margin	58%	64%	(6)%

Revenue. Revenue increased to $36.5 million in the nine months ended September 30, 2015 from $22.9 million in the nine months ended September 30, 2014, an increase of $13.6 million, or 60%. This increase was primarily due to sales of the Senza system in the United States, which began in May 2015 of approximately $4.5 million, and continued adoption of the Senza system in international markets where it has historically been sold.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $15.3 million in the nine months ended September 30, 2015 from $8.3 million in the nine months ended September 30, 2014, an increase of $7.1 million, or 86%. This was primarily due to a $5.0 million increase in the acquisition costs of manufactured product components as sales volumes increased in the most recent period, as well as a $1.6 million increase in inventory-related charges. Gross profit increased to $21.1 million in the nine months ended September 30, 2015 from $14.6 million in the nine months ended September 30, 2014, an increase of $6.5 million, or 45%. Gross profit as a percentage of revenue, or gross margin, decreased to 58% in the nine months ended September 30, 2015 compared to 64% in the nine months ended September 30, 2014. Gross margins decreased year-over-over partly as a result of costs incurred in association with ramping our operational infrastructure in response to the U.S. product launch, as well as the $1.6 million increase in inventory-related charges in the nine-month period ended September 30, 2015. Additionally, while costs were primarily incurred in U.S. dollars, international revenue was negatively impacted by the appreciation of the U.S. dollar, which negatively impacted the overall gross margin for the period.

Operating Expenses

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$15,508	43%	$15,082	66%	$426
Sales, general and administrative	54,848	150%	20,719	91%	34,129

Total operating expenses	$70,356	193%	$35,801	157%	$34,555

Research and Development Expense. R&D expense increased to $15.5 million in the nine months ended September 30, 2015 from $15.1 million in the nine months ended September 30, 2014, an increase of $0.4 million, or 3%. The increase was primarily due to an increase in headcount and related personnel and consulting costs of $1.4 million, offset by a decrease in clinical and development expenses of $0.9 million associated with our preclinical and regulatory costs in preparation for our June 2014 PMA submission, as well as a decrease in facilities-related costs of $0.2 million.

Sales, General and Administrative Expense. SG&A expense increased to $54.8 million in the nine months ended September 30, 2015 from $20.7 million in the nine months ended September 30, 2014, an increase of $34.1 million, or 165%. This increase was primarily due to an increase in personnel costs of $22.4 million in relation to an increase in headcount for SG&A personnel in support of our U.S. commercial launch, increased travel, training, marketing and associated supplies costs of $6.6 million, increased legal and other professional services costs associated with being a public company of $2.6 million and additional facilities-related costs of $1.7 million.

Interest Income, Interest Expense and Other Income (Expense), Net and Provision for Income Taxes

	Nine months ended September 30,
	2015	2014	Change
(in thousands)
Interest income	$399	$93	$306
Interest expense	(2,093)	—	(2,093)
Other income (expense), net	(1,757)	(888)	(869)
Provision for income taxes	(566)	(374)	(192)

Interest Income. Interest income increased to $0.4 million in the nine months ended September 30, 2015 from $93,000 in the nine months ended September 30, 2014, primarily as a result of the increase in average investment balances.

Interest Expense. Interest expense increased to $2.1 million in the nine months ended September 30, 2015 from zero in the nine months ended September 30, 2014, primarily as a result of the increase in debt outstanding during 2015 as a result of borrowing under our credit facility in December 2014.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances. Related to these two items, in the nine months ended September 30, 2015 we recorded a loss of $1.8 million, compared to the corresponding period in prior year in which we recorded a loss of $0.9 million.

Provision for Income Taxes. Income tax expense was $0.6 million and $0.4 million in the nine months ended September 30, 2015 and 2014, respectively, and was associated primarily with foreign income taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception through September 30, 2015, we have financed our operations through private placements of preferred stock, the issuance of common stock in the initial public offering (IPO) in November 2014 and our underwritten public offering in June 2015, and a borrowing under our credit facility. At September 30, 2015, we had cash and cash equivalents and investments of $222.6 million. Based on our current operating plan, we expect that our cash on hand, together with the anticipated funds from our operations, will be sufficient to fund our operations through at least the next twelve months.

As of September 30, 2015, we did not elect to enter into the second or third draw of $10.0 million and $20.0 million, respectively, under our credit facility with Capital Royalty Partners and the option to do so expired as of such date. We currently have outstanding a term loan with a principal balance of $20.0 million under the facility.

We expect to incur substantial expenditures in the foreseeable future in connection with the expansion of our U.S. commercial infrastructure and sales force in connection with continuing our commercial launch of Senza in the United States. In addition, we intend to make investments in the development of Senza and HF10 therapy for the treatment of other chronic pain conditions, including ongoing research and development programs and clinical trials. We expect that additional funding may be required in order to build the associated sales, marketing and distribution infrastructure for commercializing Senza in the United States.

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

Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We face significant competition in the United States and internationally, which we believe will intensify as we continue to commercialize in the United States. For example, our major competitors, Medtronic plc, Boston Scientific Corporation and St. Jude Medical, Inc., each have approved neuromodulation systems in at least the United States, Europe and Australia and have been established for several years. In addition to these major competitors, we may also face competition from other emerging competitors and smaller companies with active neuromodulation system development programs that may emerge in the future.

If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our commercial development plans.

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine months ended September 30,
	2015	2014
(in thousands)
Net cash provided by (used in)
Operating activities	$(70,009)	$(22,000)
Investing activities	11,932	24,358
Financing activities	120,585	(291)
Effect of exchange rate on cash flows	(237)	—

Net increase in cash and cash equivalents	$62,271	$2,067

Cash Used in Operating Activities. Net cash used in operating activities was $70.0 million in the nine months ended September 30, 2015, compared to $22.0 million in the nine months ended September 30, 2014, primarily as a result of the net losses recorded in the periods of $53.2 million and $22.4 million, respectively. In the nine months ended September 30, 2015, net cash used in operations was also affected by changes in our operating assets and liabilities, including increases in our inventories of $29.5 million as we build inventories as part of our U.S. commercial launch, accounts receivable of $4.3 million and long-term assets of $1.5 million. These increases were partially offset by an increase of $11.8 million in accounts payable and accrued liabilities due primarily to increases in headcount-related liabilities as well as amounts owed in association with our increase in inventories, as well as the recording of non-cash stock based compensation expense of $5.1 million and inventory write-downs of $2.1 million. In the nine months ended September 30, 2014, the net cash used in operations was affected by changes in our operating assets and liabilities, including an increase in our inventories of $2.5 million and other assets of $1.8 million, offset by a decrease in accounts receivable of $0.9 million and prepaid and other current assets of $0.8 million, as well as an increase in accounts payable and accrued liabilities of $0.9 million and the recording of non-cash stock based compensation expense of $1.2 million.

Cash Provided by Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds from the maturity of investments of $16.8 million in the nine months ended September 30, 2015, compared to $24.6 million for the corresponding period in prior year. We additionally purchased $4.3 million and $0.2 million of property and equipment in the nine months ended September 30, 2015 and 2014, respectively.

Cash Provided by Financing Activities. Cash provided by financing activities was $120.6 million in the nine months ended September 30, 2015, primarily due to the cash received from the issuance of common stock in our underwritten public offering in June 2015 totaling $118.4 million and cash received from the exercise of common stock options of $2.1 million. Cash used in financing activities was $0.3 million in the nine months ended September 30, 2014, primarily due to payment of deferred offering costs of $1.2 million as the Company prepared for its initial public offering, offset by cash received from the exercise of common stock options of $1.0 million.

Contractual Obligations and Commitments

In March 2015, we entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning in June 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually in the final year of the lease term. In March 2015, we extended our warehouse lease through February 2017 under which we are obligated to pay approximately $0.3 million in lease payments over the remaining term of the lease, and extended the lease for office space in Menlo Park, California through September 2015, at which time that lease expired. In March 2015, we entered into supply agreements with certain of our suppliers that require an aggregate upfront payment of $1.8 million, along with certain minimum annual purchase commitments that total an aggregate of $80.2 million, with $35.2 million due in 2015, and the remainder due within one to three years. Additional purchase commitments, which are currently indeterminable, are due in each of the remaining seven years of one of the agreements.

Off-Balance Sheet Arrangements

Through September 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 5 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2015, we had cash and cash equivalents of $87.6 million, consisting of cash, money market funds and commercial paper, and short-term investments of $135.0 million, consisting of commercial paper. We maintained investments in money market funds that were not federally insured in the nine months ended September 30, 2015 and held cash in foreign banks of approximately $3.4 million at September 30, 2015 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, substantially all of our revenue and a portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction losses of $1.6 million and $0.8 million in the nine months ended September 30, 2015 and 2014, respectively. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the nine months period ended September 30, 2015 would have affected the annualized consolidated foreign-currency-denominated operating loss by approximately 3% for the year. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On May 14, 2015, Boston Scientific Neuromodulation Corporation, a unit of Boston Scientific Corporation, filed with the U.S. Patent and Trademark Office two petitions for inter partes review (IPR) alleging that certain claims of U.S. Patent No. 8,359,102 (the ‘102 patent) are invalid due to prior art references. Through the IPR petitions, Boston Scientific seeks to invalidate the challenged claims. The ‘102 patent is one of Nevro’s 55 issued U.S. patents directed to Nevro’s innovations in the neuromodulation field.

The same unit of Boston Scientific Corporation has filed four European Oppositions at the European Patent Office, alleging all the claims of Nevro’s EU Patent Nos. EP 2403589 (the ‘589 patent), EP 2421600 (the ‘600 patent), EP 2243510 (the ‘510 patent), and EP 2630984 (the ‘984 patent) are invalid. These oppositions were filed on November 4, 2014; December 4, 2014; January 8, 2015; and April 7, 2015, respectively, and seek to invalidate all the claims of the listed patents. The ‘589 patent, the ‘600 patent, the ‘510 patent and the ‘984 patent are four of Nevro’s nine EU patents directed to Nevro’s innovations in the neuromodulation field. In addition, Medtronic plc filed three European Oppositions at the European Patent Office, alleging all the claims of the ‘589 patent, the ‘510 patent, and the ‘984 patent are invalid. The Medtronic plc oppositions were filed on October 13, 2014; January 8, 2015; and March 17, 2015, respectively, and seek to invalidate all the claims of the listed patents.

Nevro intends to vigorously defend its intellectual property in these matters.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this prospectus, including our financial statements and notes thereto, before you invest in our common stock. If any of the following risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to our Business

We have a history of significant losses. If we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. In May 2015, the FDA approved our PMA to market Senza in the United States. We expect to continue to incur losses as we build our U.S. commercial sales force and ramp up our commercial launch in the United States, as well as continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $53.2 million and $30.7 million for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively, and as of September 30, 2015 our accumulated deficit was $175.2 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are substantially dependent on market acceptance in the United States for our HF10 therapy, and the failure of our HF10 therapy to gain such market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and HF10 therapy for the treatment of chronic leg and back pain. From inception through September 30, 2015, our total revenue of $118.4 million was derived nearly entirely from sales of Senza in Europe and Australia, although we have recorded revenue in the United States of $4.5 million for the nine months ended September 30, 2015. We have incurred and will in the future incur significant costs, including costs to build our sales force, in order to continue our launch in the United States. If we are unable to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for this product. Because we do not have any other products currently in development, if we are unsuccessful in commercializing Senza or are unable to market Senza as a result of a quality problem, failure to maintain or obtain additional regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our HF10 therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

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

•

Even if our patents are determined by a court to be valid and enforceable, they may not be drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours, or designing around our patents. For example, third parties may be able to make systems or devices that are similar to ours but that are not covered by the claims of our patents. Third parties may assert that we or our licensors were not the first to make the inventions covered by our issued patents or pending patent applications. The claims of our issued patents or patent applications when issued may not cover our commercial technology or the future products and services that we develop. We may not have freedom to operate unimpeded by the patent rights of others. Third parties may have dominating, blocking or other patents relevant to our technology of which we are not aware. In addition, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for our technology or our contemplated technology. Any such patent applications may have priority over our patent applications or issued patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, depending on when the timing of the filing date falls under certain patent laws, we may have to participate in a priority contest (such as an interference proceeding) declared by the U.S. Patent and Trademark Office (USPTO), to determine priority of invention in the United States. There may be prior public disclosures that could invalidate our inventions or parts of our inventions of which we are not aware. Further, we may not develop additional proprietary technologies and, even if we do, they may not be patentable.

•	Patent law can be highly uncertain and involve complex legal and factual questions for which important principles remain unresolved. In the United States and in many foreign jurisdictions, policies regarding the breadth of claims allowed in patents can be inconsistent. The U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications, our ability to obtain patents or the patents and patent applications of our licensors. Future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, which could adversely affect our financial condition and results of operations.

•	Monitoring unauthorized uses of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our patents or other proprietary rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product features, which could reduce demand for our products. In addition, we may need to defend our patents from third-party challenges, including interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions oppositions, nullity actions, or other patent proceedings. For example, two of our competitors, Boston Scientific Neuromodulation Corporation and Medtronic plc, have filed oppositions in the European Union with respect to certain of our patents. In addition, on May 14, 2015, Boston Scientific Neuromodulation Corporation filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102. We may also need to initiate infringement claims or litigation. Adverse proceedings such as litigation or challenges to the validity of our patents can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement or other adverse proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation or proceeding could place one or more of our patents at risk of being invalidated, interpreted narrowly or found unenforceable. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us, if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.

•	We may not be able to accurately estimate or control our future operating expenses in relation to obtaining, enforcing and/or defending intellectual property, which could lead to cash shortfalls. Our operating expenses may fluctuate significantly in the future as a result of the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

•	We may also be forced to enter into cross-license agreements with competitors in order to manufacture, use, sell, import and/or export products or services that are covered by our competitors’ intellectual property rights. If we need to use our intellectual property to enter such cross-license agreements, it may compromise the value of our intellectual property due to the fact that our competitors may be able to manufacture, use, sell, import and/or export our patented technology.

For additional information regarding risks related to our intellectual property, see “Risks Related to Intellectual Property.”

We must demonstrate to physicians the merits of our HF10 therapy compared to those of our competitors.

Physicians play a significant role in determining the course of a patient’s treatment and the type of product that will be used to treat a patient. As a result, our success depends, in large part, on effectively marketing our HF10 therapy to physicians. In order for us to sell Senza, we must successfully demonstrate to physicians the merits of our HF10 therapy compared to our competitors’ SCS systems for use in treating patients with chronic leg and back pain. Acceptance of our HF10 therapy depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of Senza as compared to our competitors’ SCS systems, and communicating to physicians the proper application of our HF10 therapy. If we are not successful in convincing physicians of the merits of our HF10 therapy or educating them on the use of Senza, they may not use Senza and we may be unable to increase our sales, sustain our growth or achieve profitability.

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

In order to successfully commercialize Senza in the United States, we must build a substantial direct sales force. As we continue our commercial launch and increase our marketing efforts, we will need to retain, develop and grow the number of direct sales personnel that we employ. We intend to continue to make a significant investment in recruiting and training sales representatives and clinical representatives as we ramp up our commercial launch in the United States. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, and if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, and we have been in the past, and may be subject to future allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

Our competitors are large, well-established companies with substantially greater resources than us and have a long history of competing in the SCS market.

Our current and potential competitors are publicly traded, or are divisions of publicly traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we do. The existing global SCS market is estimated to be approximately $1.5 billion in 2014, with the United States comprising approximately 80% of the market. Given the size of the existing and potential market in the United States, we expect that as we continue our commercial launch in the United States our competitors will take aggressive action to protect their current market position. For example, in May 2015, a unit of Boston Scientific Neromodulation Corporation, one of our principal competitors, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102. We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States.

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

The FDA requires manufacturers of medical devices to maintain regulatory approval by filing timely reports and complying with numerous regulations. There can be no assurance that approval will be maintained. For example:

•	we may not be able to maintain to the FDA’s satisfaction that our product is safe and effective for its intended use;

•	we may fail to comply with the guidelines required by FDA and other agencies to maintain our PMA approval; and

•	the manufacturing processes and facilities we and our vendors use may not meet applicable requirements to maintain our PMA approval.

In addition, although the FDA has approved our PMA for Senza, we may suffer from product liability or other issues that impact our ability to continue to market the Senza system in the United States.

Failing to maintain FDA approval could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to improve or augment manufacturing processes, collect and provide data on the quality or safety of our product, or issue us a warning letter relating to matters that may result in removal of our product from the market. Additionally, we will be required to obtain FDA approval prior to making any modification to the device, and the FDA may revoke the approval or impose other restrictions if post-market data demonstrates safety issues or lack of effectiveness. If we are unable to obtain and maintain the necessary regulatory approvals, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited.

We are currently conducting clinical trials for Senza to explore the potential for HF10 therapy to treat other chronic pain indications, including chronic intractable neck and upper extremity pain and refractory chronic migraine. We will likely need to conduct additional clinical studies in the future to support approval for these new indications. Senza may not be approved for these additional indications.

If we are unable to educate physicians on the safe and effective use of our HF10 therapy and Senza, we may be unable to achieve our expected growth.

An important part of our sales process includes the education of physicians on the safe and effective use of our HF10 therapy and Senza, particularly because Senza and high frequency neuromodulation treatment is relatively new as compared to existing low frequency traditional SCS systems. In addition, we will need to spend substantial time educating physicians using traditional SCS systems on the value of our HF10 therapy as demonstrated by our pivotal U.S. clinical data. Physicians typically need to perform several procedures to become comfortable using HF10 therapy and Senza. If a physician experiences difficulties during an initial procedure or otherwise, that physician may be less likely to continue to use our product or to recommend it to other physicians. It is critical to the success of our commercialization efforts that we educate physicians on the proper use of Senza, and provide them with adequate product support during clinical procedures. It is important for our growth that these physicians advocate for the benefits of our products in the broader marketplace. If physicians misuse or ineffectively use our products, it could result in unsatisfactory patient outcomes, patient injuries, negative publicity or lawsuits against us, any of which could have an adverse effect on our business.

If our competitors are better able to develop and market neuromodulation products that are safer, more effective, less costly, easier to use or otherwise more attractive than Senza, our business will be adversely impacted.

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval, including Senza, will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will intensify as we enter the U.S. market. For example, our major competitors, Medtronic plc, Boston Scientific Corporation and St. Jude Medical, Inc., each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years. In addition, we understand that St. Jude Medical is working on a U.S. pivotal study for its burst stimulation technology, intended to provide relief for chronic pain with minimal paresthesia, and that Boston Scientific has made public its commencement of recruiting patients for a randomized clinical trial of a high-frequency SCS therapy. In addition to these major competitors, we may also face competition from other emerging competitors and smaller companies with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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

We only recently began commercializing Senza in the EEA and Australia, and only recently initiated commercial sales in the United States, and we may never achieve market acceptance.

Senza has been CE marked since 2010, enabling us to commercialize it throughout the EEA, which is comprised of the 28 Member States of the European Union (EU), plus Norway, Liechtenstein and Iceland. It was also approved by the Australia Therapeutic Goods Administration (TGA), in 2011. In May 2015, the FDA approved our PMA to market Senza in the United States, and as such, we have just recently launched sales in the United States. As a result, we have a limited history of commercializing our product generally and limited history of selling Senza in the United States. We also have limited experience engaging in commercial activities and limited established relationships with physicians and hospitals as well as third-party suppliers on whom we depend for the manufacture of our product. As an organization, we have only recently commercially launched a product in the United States and commenced a sales representative training. A commercial launch and training program of this size is a significant undertaking that requires substantial financial and managerial resources. We may be unable to gain broader market acceptance in the countries in which we have already begun to commercialize Senza or successfully commercialize it in the United States for a number of reasons, including:

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

Traditional SCS has been commercialized since 1967, while we only began commercializing Senza internationally in 2010. Because we have a limited commercial track record compared to our competitors and Senza has been implanted in patients for less than five years, physicians may be slower to adopt or recommend Senza. Further, while we believe our international commercial experience and our European two-year study and U.S. pivotal study support the safety and effectiveness of our HF10 therapy, future studies or patient experience over a longer period of time may indicate that treatment with our HF10 therapy does not achieve non-inferiority status as compared to treatment with competitive products or that our HF10 therapy causes unexpected or serious complications or other unforeseen negative effects. Such results would likely slow the adoption of Senza and significantly reduce our sales, which would harm our business and adversely affect our results of operations.

Furthermore, if patients with traditional SCS implantations were to experience unexpected or serious complications or other unforeseen effects, the market for Senza may be adversely affected, even if such effects are not applicable to Senza.

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.

Sales of Senza outside the United States have represented substantially all of our revenue from Senza sales. In 2010, we began selling Senza in the EEA through distributors and, in August 2011, we began selling Senza in Australia through our own sales force and distributors. As of September 30, 2015, we sell Senza directly in Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in the Netherlands, Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to U.S. and foreign governmental trade, import and export and customs regulations and laws.

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

Our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	difficulties in enforcing our intellectual property rights and in defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;

•	reduced or varied protection for intellectual property rights in some countries;

•	pricing pressure that we may experience internationally;

•	foreign currency exchange rate fluctuations;

•	a shortage of high-quality sales people and distributors;

•	third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of Senza;

•	relative disadvantages compared to competitors with established business and customer relationships;

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	economic instability;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes being imposed on us;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in maintaining consistency with our internal guidelines;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	the imposition of costly and lengthy new export licensing requirements;

•	the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity; and

•	the imposition of new trade restrictions.

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

Our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

•	third parties may threaten or enforce their intellectual property rights against our suppliers, which may cause disruptions or delays in shipment, or may force our suppliers to cease conducting business with us;

•	we may not be able to obtain adequate supplies from one or more vendors in a timely manner or on commercially reasonable terms;

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

•	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of Senza, impacting our ability to maintain our PMA approval, or cause delays in shipment, impacting our ability to meet demand in the United States or international markets;

•	we may have difficulty locating and qualifying alternative suppliers;

•	switching components or suppliers may require product redesign and possibly submission to FDA, EEA Notified Bodies, or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;

•	one or more of our sole- or single-source suppliers may be unwilling or unable to supply components of Senza, or may supply products that do not meet our product requirements;

•	other customers may use fair or unfair negotiation tactics and/or pressures to impede our use of the supplier;

•	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner; and

•	our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

We may not be able to quickly establish additional or alternative suppliers for commercialization in the United States if necessary, in part because we may need to undertake additional activities to qualify such suppliers as required by the regulatory approval process. Any interruption or delay in obtaining products from our third-party suppliers, or our inability to obtain products from qualified alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to switch to competing products. Given our reliance on certain single-source suppliers, we are especially susceptible to supply shortages because we do not have alternate suppliers currently available.

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

Currently, the gross profit generated from the sale of Senza is not sufficient to cover our operating expenses. To achieve our operating and strategic goals, we will, among other things, need to reduce the per-unit manufacturing cost of Senza. This cannot be achieved without increasing the volume of components that we purchase in order to take advantage of volume-based pricing discounts, improve manufacturing efficiency or increase our volume to leverage manufacturing overhead costs. If we are unable to improve manufacturing efficiency and reduce manufacturing overhead costs per unit, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. The occurrence of one or more factors that negatively impact the manufacturing or sales of Senza or reduce our manufacturing efficiency may prevent us from achieving our desired reduction in manufacturing costs, which would negatively affect our operating results and may prevent us from attaining profitability.

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

We have been growing rapidly in recent periods and have a relatively short history of operating as a commercial company. As an organization, we have only recently commercially launched a product in the United States and commenced a sales representative training program. A commercial launch and training program of this size is a significant undertaking that requires substantial financial and managerial resources. We intend to continue to grow and may experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. In particular, the hiring of our direct sales force in the United States requires significant management, financial and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

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

In the United States, in order for physicians to use Senza, the hospital facilities where these physicians treat patients typically require us to enter into purchasing contracts. The process of securing a satisfactory contract can be lengthy and time-consuming and require extensive negotiations and management time. In the EU, from time to time certain institutions require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, and we may not be successful in the bidding process. If we do not receive access to hospital facilities via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may stagnate or decrease and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.

We rely in part on a small group of third-party distributors to effectively distribute our products outside the United States.

We depend in part on medical device distributors for marketing and sales of our products in certain territories in Europe. We depend on these distributors’ efforts to market our products, yet we are unable to control their efforts completely. These distributors typically sell a variety of other, non-competing products that may limit the resources they dedicate to selling Senza. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell Senza, in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offering requires significant time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to maintain positive relationships with our distributors, fail to develop new relationships with other distributors, including in new markets, fail to manage, train or incentivize existing distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, our revenue may decrease and our operating results, reputation and business may be harmed.

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

We are currently conducting clinical trials for Senza to explore the potential for HF10 therapy to treat other chronic pain indications, including chronic intractable neck and upper extremity pain and refractory chronic migraine. We will likely need to conduct additional clinical studies in the future to support approval for these new indications. Clinical testing can take many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

Our future success also depends on our ability to retain executive officers and other key employees and attract new key employees. Many executive officers and employees in the neuromodulation and medical device industry are subject to strict non-compete or confidentiality agreements with their employers, including our main competitors Medtronic plc, Boston Scientific Corp. and St. Jude Medical, Inc. In addition, some of our existing and future employees are or may be subject to confidentiality agreements with previous employers. Our competitors may allege breaches of and seek to enforce such non-compete agreements or initiate litigation based on such confidentiality agreements. Such litigation, whether or not meritorious, may impede our ability to attract or use executive officers and other key employees who have been employed by our competitors and may result in intellectual property claims against us. Boston Scientific Corp., for example, initiated a lawsuit in 2014 against one of our employees alleging that the employee cannot work for us without inevitably disclosing Boston Scientific’s proprietary information. Although we are not a party to this lawsuit, and it has since been resolved, it impeded our ability to utilize this employee. It is likely that we will experience similar aggressive tactics by our competitors as they seek to protect their market position, particularly as we enter the U.S. market.

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

In addition, our credit facility contains certain financial covenants, including certain minimum pre-specified liquidity and revenue requirements. In particular, we are required to maintain a minimum of $5.0 million of cash and certain cash equivalents, and we must achieve minimum revenue of $25.0 million in 2015, $30.0 million in 2016, $40.0 million in 2017, $50.0 million in 2018 and $70.0 million in 2019. The covenants in our credit facility may limit our ability to take certain actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding and foreclose on the collateral granted to it to collateralize such indebtedness, which includes our intellectual property. As of September 30, 2015, we did not elect to enter into any additional drawdowns under the facility and the option to do so has expired.

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

Our success depends in part on not infringing the patents or violating the other proprietary rights of others. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. Significant litigation regarding patent rights occurs in the medical industry. Whether merited or not, it is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make, use, sell, and/or export our products. For example, our major competitors, Medtronic plc, Boston Scientific Corporation and St. Jude Medical, Inc., each have significant patent portfolios covering systems, sub-systems, methods, and manufacturing processes. These competitors may have one or more patents for which they can threaten and/or initiate patent infringement actions against us and/or any of our third-party suppliers. Our ability to defend ourselves and/or our third-party suppliers may be limited by our financial and human resources, the availability of reasonable defenses, and the ultimate acceptance of our defenses by the courts or juries. Further, if such patents are successfully asserted against us, this may result in an adverse impact on our business, including injunctions, damages, and/or attorneys’ fees. From time to time and in the ordinary course of business, we may develop noninfringement and/or invalidity positions with respect to third-party patents, which may or not be ultimately adjudicated as successful by a judge or jury if such patents were asserted against us.

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

We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. Two of our competitors, Boston Scientific Corporation and Medtronic plc, have filed oppositions in the European Union with respect to certain of our patents. In addition, on May 14, 2015, Boston Scientific

Neuromodulation Corporation filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102. We may not have a final result in the USPTO actions until the second half of 2016, or possibly later. However, defending our position in these proceedings will require management’s time and attention, as well as financial costs. An unfavorable outcome in this inter partes review could cause us to lose certain valuable intellectual property rights. Given the competitive environment in which we operate, we expect additional challenges to our intellectual property portfolio as we commence commercialization of Senza in the United States. An unfavorable outcome in these or any other such proceedings could cause us to lose valuable intellectual property rights and/or be unable to enforce our intellectual property rights.

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

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. In addition, six of our nine executive officers and key employees, including our Chief Executive Officer, have worked for our major competitors (or companies acquired by these competitors), which include Boston Scientific Corporation, Medtronic plc and St. Jude Medical, Inc. Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products would have a material adverse effect on our business, and may prevent us from selling our products or from practicing our processes. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

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

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts, particularly in the United States, and our efforts to develop Senza and our HF10 therapy for the treatment of chronic pain and technology complementary to our current products. Our existing resources may not allow us to conduct all of the activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future. If we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the year ended December 31, 2014, our net cash used in operating activities was $31.1 million as compared to $21.1 million for the year ended December 31, 2013. For the nine months ended September 30, 2015, our net cash used in operating activities was $70.0 million and, as of September 30, 2015, our working capital was $255.7 million. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payor acceptance of Senza and our HF10 therapy;

•	the timing, expense and results of our commercialization efforts in the United States and elsewhere, research and development activities, clinical trials and regulatory approvals;

•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolesce or conformity with our product requirements;

•	Fluctuations in expenses as a result of expanding our commercial operations and operating as a public company;

•	the introduction of new products and technologies by our competitors;

•	the productivity of our sales representatives;

•	supplier, manufacturing or quality problems with our products;

•	the timing of stocking orders from our distributors;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers; and

•	changes in coverage amounts or government and third-party payors’ reimbursement policies.

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

As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Our products consist of a substantial number of individual components. In order to market and sell Senza effectively, we often must maintain high levels of inventory. In particular, as we continue our commercial launch of Senza in the United States, we intend to substantially increase our levels of inventory in order to meet our estimated demand and, as a result, incur significant expenditures associated with such increases in our inventory. The manufacturing process requires lengthy lead times, during which components of our products may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolesce comparatively. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire and its value would become impaired and we would be required to record an impairment charge. In addition, we have also experienced inventory write-downs as a result of inventory that did not meet our product requirements. If our estimates of required inventory are too high, we may be exposed to further inventory obsolesce risk. In the event that a substantial portion of our inventory becomes obsolete or expires, or in the event we experience a supply chain imbalance as described above, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. During the three and nine months ended September 30, 2015, we recorded total inventory write-down charges of $0.5 million and $2.1 million.

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

As a result of our June 2015 underwritten public offering, we have experienced a Section 382 “ownership change.” We currently estimate that this “ownership change” will not inhibit our ability to utilize our NOLs. However, as a result of any potential future “ownership changes,” or if we do not generate sufficient taxable income in the future, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability. If we are limited in our ability to use our NOLs and tax credits in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations. As of December 31, 2014, we had federal and state NOLs of $108.2 million and $31.7 million, respectively, available to offset future taxable income due to prior period losses, which if not utilized will begin to expire in 2026 for federal purposes and 2016 for state purposes.

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

Our business is subject to extensive governmental regulation that could make it more expensive and time consuming for us to introduce new or improved products.

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

If adopted, the Medical Devices Regulation is expected to enter into force in 2016 and become applicable three years thereafter. In its current form it would, among other things, also impose additional reporting requirements on manufacturers of high risk medical devices, impose an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provide for more strict clinical evidence requirements. While we believe that the Medical Device Regulation, if adopted in its current form, would likely require reassessment of Senza, the actual impact on Senza remains uncertain unless and until the adoption of a final Medical Device Regulation.

Senza is subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer.

In the EEA, Senza must comply with the Essential Requirements laid down in Annex I to the EU Active Implantable Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark to Senza, without which Senza cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark to Senza, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this document and others such as:

•	delays or setbacks in the commercialization of Senza or any future product candidates;

•	announcements of new products by us or our competitors;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolesce or conformity with our product requirements;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	our operating results;

•	results from, or any delays in, clinical trial programs relating to our product candidates;

•	changes or developments in laws or regulations applicable to our products;

•	any adverse changes in our relationship with any manufacturers or suppliers;

•	the success of our efforts to acquire or develop additional products;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the medical device industry in general;

•	actual or anticipated fluctuations in our operating results;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the United States equity markets; and

•	the loss of any of our key scientific or management personnel.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of legal restrictions on resale, the trading price of our common stock could decline. As of September 30, 2015, we had outstanding a total of approximately 27.9 million shares of common stock. Of these shares, the 8,050,000 shares of our common stock sold in the IPO and the 5,411,762 shares sold by us and certain selling stockholders in our June 2015 underwritten public offering are freely tradable, without restriction (except as otherwise applicable), in the public market.

Furthermore, as of September 30, 2015, approximately 5.5 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of up to approximately 2.7 million shares of our outstanding common stock as of September 30, 2015 were entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates held approximately 53% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position, and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Amendment to EaglePicher Supply Agreement

On November 6, 2015, we entered into a Second Amendment to the Product Supply and Development Agreement (the “Amendment”) with EaglePicher Medical Power LLC (“EaglePicher”) to amend our Product Supply and Development Agreement, dated as of April 5, 2009 (as amended to date, the “EaglePicher Agreement”). The Amendment increases our pre-existing specified minimum purchase amounts and increases EaglePicher’s production capacity commitments under the EaglePicher Agreement, as well as specifying certain purchasing and purchase order protocol. The Amendment obligates EaglePicher to establish and qualify an additional battery production operation and commits us to fund approximately $1.0 million of such production operation paid in three milestone installments. The Amendment also establishes EaglePicher as our exclusive battery supplier through the initial five year term of the EaglePicher Agreement, ending December 31, 2019.

The foregoing description of the material terms of the Amendment is qualified in its entirety by the full terms of the Amendment, which we intend to file as an exhibit to our Annual Report on Form 10-K for the year ending December 31, 2015. We intend to seek confidential treatment for certain portions of the Amendment pursuant to a Confidential Treatment Request submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

NEVRO CORP.
(Registrant)

Date: November 9, 2015	/s/ MICHAEL DEMANE
Michael DeMane
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	/s/ ANDREW H. GALLIGAN
Andrew H. Galligan
Chief Financial Officer (Principal Financial and Accounting Officer)