Form 10-K
period 2015-12-31
NEVRO CORP
filed 2016-02-29
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-36715

NEVRO CORP.

(Exact name of registrant as specified in its charter)

Delaware	56-2568057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Bridge Parkway

Redwood City, California 94065

(Address of principal executive offices and zip code)

(650) 251-0005

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,092 million based on the closing sale price for the registrant’s common stock on The New York Stock Exchange on that date of $53.75 per share.

As of February 12, 2016, there were 28,181,547 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2015.

NEVRO CORP.

PART I

ITEM 1. BUSINESS

Overview

We are a medical device company that has developed and commercialized an innovative neuromodulation platform for the treatment of chronic pain. Our Senza system is the only spinal cord stimulation, or SCS, system that delivers our proprietary HF10 therapy. Our SENZA-RCT U.S. pivotal study, a non-inferiority study, met its primary and secondary endpoints, and our statistical analysis demonstrates the superiority of HF10 therapy over traditional SCS therapies for treating both leg and back pain. While SCS devices are indicated and reimbursed for treating back and leg pain, traditional SCS therapy has limited efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. In our pivotal study, HF10 therapy was demonstrated to provide significant and sustained back pain relief in addition to leg pain relief. Additionally, HF10 therapy was demonstrated to provide pain relief without paresthesia, a constant tingling sensation that is the basis of traditional SCS therapy. HF10 therapy is also designed to reduce variability in the operating procedure, providing meaningful benefits to both patients and physicians. We believe we are positioned to transform and grow the approximately $1.7 billion existing global SCS market under current reimbursement by treating back pain in addition to leg pain and by eliminating paresthesia.

In June 2014, we submitted our premarket approval, or PMA, application to the U.S. Food and Drug Administration, or FDA, for our Senza SCS system, or Senza. In May 2015, the FDA approved our PMA to market Senza in the United States. Senza is indicated for the treatment of chronic intractable pain of the trunk and/or limbs, is reimbursed under existing SCS codes, and has been commercially available in certain European markets since November 2010 and in Australia since August 2011.

In the second quarter of 2015, we recorded our first commercial sales of Senza in the United States. During 2015, sales in the United States increased from $53,000 in the second quarter to $4.5 million in the third quarter and $19.8 million in the fourth quarter. Revenue from international sales was $9.7 million, $11.3 million, $10.9 million and $13.3 million for the first, second, third and fourth quarters of fiscal year 2015, respectively. Our total revenue was $9.7 million, $11.4 million, $15.4 million and $33.1 million for the first, second, third and fourth quarters of fiscal year 2015, respectively. Total combined revenue from U.S. and international sales was $23.5 million, $32.6 million and $69.6 million for fiscal years 2013, 2014 and 2015, respectively. Due to market penetration in Europe and Australia, we expect that our future revenue growth, if any, will be largely from sales in the U.S. market.

We completed our SENZA-RCT pivotal study in March 2014, which was the first prospective randomized controlled pivotal study in the history of SCS and the first to directly demonstrate comparative effectiveness between SCS therapies. The SENZA-RCT study was designed as a non-inferiority trial comparing HF10 therapy to traditional commercially available SCS therapy and met its primary and secondary endpoints. Statistical analyses also demonstrate the superiority of HF10 therapy to traditional SCS therapy for all primary and secondary endpoints.

Key highlights of our SENZA-RCT pivotal study are as follows:

•	The SENZA-RCT study results demonstrated the superiority of HF10 therapy to traditional SCS therapy on all primary and secondary endpoints.

•	HF10 therapy was nearly twice as successful in treating back pain as traditional SCS therapy, with 84.3% of patients receiving HF10 therapy, as compared to 43.8% of patients receiving traditional SCS therapy, reporting 50% or more pain relief at three months, results that were superior.

•	HF10 therapy was 1.5 times as successful in treating leg pain as traditional SCS therapy, with 83.1% of patients receiving HF10 therapy, as compared to 55.5% of patients receiving traditional SCS therapy, reporting 50% or more pain relief at three months, results that were superior.

•	HF10 therapy provided a 69.2% reduction in back pain as measured by the Visual Analog Scale, or VAS, versus 44.2% for traditional SCS therapy, at three months, results that were superior.

•	HF10 therapy provided a 72.8% reduction in leg pain as measured by VAS, versus 51.5% for traditional SCS therapy, at three months, results that were superior.

•	Superiority of HF10 therapy to traditional SCS therapy demonstrated for both back and leg pain at each designated study endpoint throughout 12 months.

•	Patients receiving HF10 therapy did not report paresthesia or uncomfortable stimulation at three months. In comparison, 46.5% of patients receiving traditional SCS therapy reported uncomfortable stimulation at three months.

•	Two-thirds of HF10 therapy patients had a VAS pain score of less than or equal to 2.5 on a scale of 0 to 10 for back pain at three months (which we define as achieving remitter status), twice the number of traditional SCS therapy patients, results that were statistically superior.

•	Three-fourths of HF10 therapy patients had a VAS pain score of less than or equal to 2.5 on a scale of 0 to 10 for leg pain at three months, twice the number of traditional SCS therapy patients, results that were statistically superior.

•	Safety outcomes were consistent across the control and test groups.

The outcomes for HF10 therapy in our pivotal study were published in Anesthesiology and are consistent with the outcomes from our European clinical study, the two year results of which have been published in the Pain Medicine journal of the American Academy of Pain Medicine. The 24-month SENZA-RCT results were presented in December 2015 at the annual meeting of the North American Neuromodulation Society, showing sustained superiority of HF10 therapy compared with traditional SCS in treating both back and leg pain over the 24-month follow-up period.

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

We believe our proprietary HF10 therapy has distinct advantages over traditional SCS therapy, including:

•

Compelling efficacy data for both leg and back pain. We believe that the results of our pivotal clinical trial provide compelling efficacy data in back and leg pain that may enable us to gain significant market share in the approximately $1.7 billion existing global SCS market, which is primarily based on treating leg pain. In addition, we believe our efficacy data in back pain will allow us to expand the SCS market under current reimbursement by meeting demand from back pain patients who are largely untreated by traditional SCS therapies.

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

We believe we have built competitive advantages through our proprietary technology, clinical evidence base, strong track record of execution including over 6,000 patients implanted with Senza, and proven management team with a substantial amount of neuromodulation experience. With what we believe are compelling efficacy data for both leg and back pain compared to traditional SCS therapy, we aim to continue to drive adoption in the U.S. market, which represents the largest opportunity in SCS, and expand patient access to HF10 therapy by investing in the development of Senza for new indications.

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

Oral Opioids

Oral opioids are prescription pain medications that suppress the patient’s acute perception of pain but lack clinical evidence supporting their long-term use to treat chronic pain including back pain. Oral opioids can significantly compromise the patient’s quality of life, with patients often reporting being in a “fog” and commonly experiencing side effects such as nausea, vomiting, constipation and dizziness. Less common side effects can include immunologic dysfunction, hormonal dysfunction and muscle rigidity. Oral opioids are also known to present a high risk of addiction. Abuse and accidental overdoses have led to dramatic increases in deaths over the past two decades.

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

With a primary focus on treating leg pain, the global market for traditional SCS therapy has grown from approximately $300 million in 2001 to approximately $1.4 billion in 2012, a compound annual growth rate of approximately 8%. The global SCS market was estimated to be approximately $1.7 billion in 2015 and is expected to grow to approximately $2.5 billion per year by 2018. The United States represents approximately 80% of this global market due in part to governmental reimbursement restraints in international markets. In addition, the addressable market in the United States for potential SCS candidates is estimated to be 1 million patients. We believe that due to factors such as an aging population, and an increasing number of failed back surgeries, the number of candidates for SCS will continue to grow.

Despite the sizeable potential market, according to 2012 IMS data, only approximately 40,000 SCS systems are implanted each year in the United States, representing less than 10% of the addressable U.S. market at a cost of approximately $25,000 per procedure. IMS data from 2012 additionally shows that there are approximately 4,400 facilities in the United States where SCS systems are implanted by a variety of physicians, including neurosurgeons, physiatrists, interventional pain specialists and orthopedic spine surgeons. However, only approximately half of chronic pain patients are considered candidates for traditional SCS therapy. A key reason for this may be the limited evidence supporting efficacy of traditional SCS therapy for back pain. We believe there is an additional opportunity for an SCS therapy that effectively treats back pain that is approximately the size of the existing global SCS market.

Traditional SCS therapy generally consists of two phases, an evaluation period, also called the trial period, which typically lasts several days, and a permanent implant for those patients who experience a successful trial. The trial period involves a percutaneously placed insulated wire, called a lead, that a physician implants near the spinal cord using a needle. During the trial period, a temporary external system is used by patients and physicians for evaluating whether traditional SCS therapy is effective for the patient. The patient is able to control their stimulation during the trial period by utilizing the patient remote control, which resembles a small television remote control. The remote control allows a patient to turn the therapy on and off, in addition to other functions. If the trial period is successful, a permanent system is implanted in the patient. The success criterion is typically at least 50% reduction in pain during the evaluation period.

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

Our Solution for Chronic Pain

HF10 Therapy

Our HF10 therapy is designed to deliver innovative neuromodulation solutions for treating chronic pain based on what we believe to be the best clinical evidence available, which we refer to as evidence-based. By overcoming many of the limitations of traditional SCS therapy, HF10 therapy offers benefits to patients, physicians and hospitals. We believe the advantages of our proprietary HF10 therapy over traditional SCS include:

•	Compelling efficacy data for both leg and back pain: In our SENZA-RCT pivotal study, HF10 therapy was demonstrated to provide significant and sustained back pain relief in addition to leg pain relief. HF10 therapy was shown to be nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain relative to traditional SCS therapy. We believe that the results of our pivotal clinical trial provide compelling efficacy data in leg and back pain that may enable us to gain significant market share in the approximately $1.7 billion existing global SCS market, which is primarily based on treating leg pain. In addition, we believe our efficacy data in back pain will allow us to expand the SCS market under current reimbursement by meeting demand from back pain patients who are largely untreated by traditional SCS therapies.

•	Strong global clinical evidence: We believe the strength of our clinical evidence base supporting HF10 therapy differentiates it from traditional SCS therapies and we expect it to drive adoption among patients, providers and payors through increased referrals and utilization. Our SENZA-RCT pivotal study included 198 patients across 11 U.S. clinical trial sites and was the first randomized controlled prospective pivotal study in SCS. We believe the results of the SENZA-RCT study, which met all its primary and secondary endpoints, are consistent with and confirmatory of the results from our European Long Term Clinical Study that included 83 patients. Both of these studies follow patients through 24 months.

•	Paresthesia free pain relief for patients: HF10 therapy does not induce or require paresthesia to provide pain relief. By delivering pain relief without paresthesia, HF10 therapy removes a major

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

Our Growth Strategy

Our mission is to be the neuromodulation leader in the treatment of chronic pain by developing innovative, evidence-based solutions. To accomplish this objective we intend to:

•	Communicate what we believe is the compelling clinical efficacy of HF10 therapy to patients, physicians and payors globally: Given our clinical evidence, we believe we will be able to position our therapy with patients, providers and payors in a differentiated way. Based on clinical data from the SENZA-RCT, the FDA approved HF10 therapy with superiority labeling relative to traditional SCS for the treatment of both back pain and leg pain. To date, we believe there have been only two other randomized, controlled SCS clinical studies comparing pain treatments with long-term follow-up that have been peer reviewed and published. However, these studies only focused on leg pain. Given that our pivotal study has demonstrated superiority for both back and leg pain in a head-to-head comparison with traditional SCS, we anticipate being able to differentiate HF10 therapy by communicating its clinical benefits and advantages to patients, physicians and payors.

•

Drive adoption of HF10 therapy through a world-class sales and marketing organization: We will continue to build our worldwide sales organization consisting of direct sales representatives and a network of distributors and sales agents. We are continuing to make significant investments in building our U.S. commercial infrastructure and sales force and in recruiting and training our sales representatives for U.S. expansion. This is a lengthy process that requires recruiting appropriate sales representatives, growing a commercial infrastructure in the United States and training our sales representatives, and will continue to require significant investment by us. Following initial training for Senza, our sales representatives typically require lead time in the field to grow their network of accounts and produce sales results. Successfully recruiting and training a sufficient number of productive sales representatives is required to achieve growth at the rate we expect. As of December 31, 2015, we have 100 hired and trained sales representatives in the field in the United States. Our sales representatives target physician specialties involved in SCS treatment decisions, including neurosurgeons, physiatrists, interventional pain specialists and orthopedic spine surgeons. We expect that our direct sales force will target the approximately 2,400 hospitals and outpatient surgery centers, at which we believe an estimated 90% of SCS procedures in the United States are performed. Our marketing and reimbursement teams intend to drive HF10 therapy adoption through creating awareness and demand among additional stakeholders involved in the SCS treatment decision, including third-party payors, hospital administrators and patients and their families. We do not believe that any changes will be required to existing patient referral flows or existing coverage and reimbursement policies in order to facilitate adoption in the approximately $1.4 billion existing U.S. SCS market. Internationally, we plan to increase coverage of our target markets by expanding our existing direct sales force or our network of distributors and sales agents.

•	Expand the existing SCS market by treating back pain: We believe we are expanding the existing SCS market by delivering a system that provides meaningful treatment for the chronic back pain patient population. We believe the incremental opportunity for an SCS therapy that effectively treats back pain is significant when compared to the size of the existing global SCS market. With traditional SCS therapy, patients who experience predominant back pain are associated with lower levels of treatment success. Consequently, predominant back pain patients are typically not recommended for treatment with traditional SCS therapy due to the difficulty of achieving and maintaining pain coverage. We believe HF10 therapy is positioned to expand the existing SCS market by effectively treating back pain in addition to leg pain.

•	Develop HF10 therapy for use in other chronic pain indications: We plan to use our platform technology to develop HF10 therapy for use in other chronic pain indications with significant unmet medical need, including chronic intractable neck and upper extremity pain, refractory chronic migraine and pre-spinal surgery patients. There can be no assurance that we will be successful in developing HF10 therapy for use in other chronic pain indications or in receiving required regulatory approvals to market Senza and HF10 therapy for use in other chronic pain indications.

•	Invest in research and development to drive innovation: We are extending our novel and proprietary technologies into a series of product enhancements with the goal of improving the treatment of chronic pain. Product enhancements in development include a next-generation IPG, full body MRI compatibility and paddle leads. We believe these innovative enhancements will drive continued adoption of our technology platform and further validate the advantages and benefits of our HF10 therapy.

•	Scale our business to achieve cost and production efficiencies: We plan to improve the efficiency of our third-party manufacturing process, which we believe will lower our per unit manufacturing cost. We expect to continue to scale our manufacturing operations as we expand Senza sales volumes in the United States.

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

Implantable Pulse Generator (IPG): The IPG contains a rechargeable battery and electronics that deliver electrical pulses to the lead. It has 16 output channels and can connect to one or two leads. It is a programmable device and can deliver customized programs for each patient. The IPG is rechargeable and is placed surgically under the skin, usually above the buttock or the abdomen. The Senza SCS system is CE Marked and FDA-approved with labeling for “at least 10 year battery life”.

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

Refractory Non-Surgical Chronic Low Back Pain (Pre-Spinal Surgery)

One of the most common uses for SCS is for neuropathic pain conditions such as FBSS. The incidence of patients that will develop FBSS following lumbar spinal surgery is estimated to be within the range of 10% to 40%. With the increasing number of spinal surgeries in the United States, FBSS is also increasing. While there is a clear need for spinal surgery in many patients, given the high rate of FBSS there is a potential for SCS to move up the treatment progression ahead of spinal surgery for some patients without mechanical instability. HF10 therapy could provide an attractive treatment option for these patients due to its cost, reversibility and initial trial period. In subset analysis of pre-spinal surgery patients from our SENZA-RCT and European studies, respectively, we found a decrease in back pain VAS scores from 7.2 to 2.5 (12 months, n=11) and 8.1 to 3.4 (24 months, n=14), respectively, as well as a decrease in leg pain VAS scores from 7.1 to 2.3 (12 months, n=11) and 5.9 to 2.8 (24 months, n=14) respectively.

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

Clinical Data

To support development of our proprietary HF10 therapy, the technology was evaluated in preclinical studies and further studied in prospective clinical trials, all of which have now been published or are pending publication in peer-reviewed journals. The results from the clinical studies have been consistent across studies and across outcome measures. The following table summarizes key outcomes for implanted subjects in our prospective multicenter European clinical study (EU) and our prospective, comparative, randomized, controlled U.S. pivotal study, called SENZA-RCT (RCT), which was used to support approval of our PMA for Senza.

	Month 3		Month 6		Month 12		Month 24
	EU	RCT	EU	RCT	EU	RCT	EU	RCT*
Back pain responders
HF10 therapy (%)	82.9	84.3	73.6	76.4	70.1	78.7	60.0	TBD
Traditional SCS (%)		43.8		52.5		51.3
Superiority p-value		<0.001		0.001		<0.001
Leg pain responders
HF10 therapy (%)	82.9	83.1	86.0	80.9	65.0	80.9	71.1
Traditional SCS (%)		55.0		55.0		50		TBD
Superiority p-value		<0.001		<0.001		<0.001
Back pain reduction from Baseline
HF10 therapy (%)	71.3	69.2	67.7	62.4	64.9	66.4	59.6	TBD
Traditional SCS (%)		44.2		44.3		44.7
Superiority p-value		<0.001		<0.001		<0.001
Leg pain reduction from Baseline
HF10 therapy (%)	75.3	72.8	73.4	66.9	61.6	69.5	61.6	TBD
Traditional SCS (%)		51.5		49.9		48.0
Superiority p-value		<0.001		0.002		<0.001

*	SENZA-RCT month 24 results are pending publication and are therefore indicate as “TBD”

U.S. Pivotal Clinical Study (SENZA-RCT)

Our pivotal study was a prospective, randomized, multi-center study, conducted across 11 U.S. clinical trial sites, comparing the safety and effectiveness of Senza delivering HF10 therapy, which we refer to as the test to Boston Scientific’s FDA-approved Precision Plus system, delivering traditional SCS therapy, which we refer to as the control. Each included patient was required to have a leg and back pain VAS score of at least 5. Among the 198 chronic pain patients who were randomized for treatments, 171 had a successful therapy evaluation phase, or trial phase, and were implanted with an SCS system. The study was designed as a non-inferiority trial and met its primary and secondary endpoints. Statistical analysis also demonstrates the superior efficacy of HF10 therapy over traditional SCS therapy for all primary and secondary endpoints.

Safety Results

Safety results were consistent between the test and control groups. Study-related serious adverse events, or SAEs, occurred in 4.0% of HF10 therapy subjects (n=4) compared with 7.2% of traditional SCS therapy subjects (n=7; p = 0.37). In addition to the SAEs described above, there were two deaths, one of which was study-related and resulted from a myocardial infarction of a subject randomized to traditional SCS therapy that occurred during the implant procedure. The other death occurred outside the study period in the test group and resulted from a malignant hepatic neoplasm. The most common study-related AEs were implant site pain (in 11.9% of HF10 therapy and 10.3% of traditional SCS therapy subjects) and uncomfortable paresthesia (in 11.3% of traditional SCS therapy participants). Lead migration leading to revision occurred in 3.0% of HF10 therapy and 5.2% of traditional SCS therapy participants. Importantly, neurological assessment revealed no stimulation-related neurological deficits in either treatment group. Also, there were no stimulation-related SAEs in either arm.

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

Key safety results:

•	No evidence of neurologic deficit or dysfunction attributable to prolonged delivery of HF10 therapy was observed.

•	Investigators reported that adverse events were similar in nature and frequency to those seen with traditional SCS therapy. The most common adverse events were implant site pain, infection and lead migration.

Key efficacy results:

•	Average back pain VAS was reduced from 8.4 at baseline to 2.8 at 12 months to 3.3 at 24 months. Average leg pain was reduced from 5.4 VAS pain level at baseline to 2.0 at 12 months to 2.3 at 24 months.

•	For responder rates, 60% of the implanted patients had at least 50% back pain relief and 71% had at least 50% leg pain relief.

•	Disability as measured by Oswestry Disability Index (ODI) improved by an average of 15 points at 24 months, a clinically and statistically significant improvement.

•	Opioid intake decreased, with 86% of patients taking some form of opioid at baseline, and to 57% at 24 months. The mean dosage of oral morphine equivalents per patient decreased from 84 milligrams per day, or mg/day, at baseline to 27 mg/day at 24 months.

Other results:

•	HF10 therapy did not produce paresthesia.

Third-Party Coverage and Reimbursement

In the United States, the primary purchasers of Senza are hospitals and outpatient surgery centers. These purchasers bill various third-party payors, such as Medicare, Medicaid and private health insurance plans for the healthcare services associated with the SCS procedure. Government agencies and private payors determine whether to provide coverage for specific procedures. We believe that SCS procedures using Senza are adequately described by existing CPT, HCPCS II, and ICD-10-CM codes for the implantation of spinal cord stimulators and related leads performed in various sites of care. Medicare reimbursement rates for the same or similar procedures vary due to geographic location, nature of facility in which the procedure is performed (i.e., hospital outpatient department or outpatient surgery centers) and other factors. In the United States, the Centers for Medicare & Medicaid Services (CMS) have approved a transitional pass-through payment for High Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective beginning January 1, 2016. This pass-through payment for HF10 therapy will be in addition to the established reimbursement for spinal cord stimulation devices. CMS determined that the Senza SCS System delivering HF10 therapy met the criteria for a new device category based on the published randomized control trial (RCT) evidence submitted. Although private payors’ coverage policies and reimbursement rates tend to vary, the Medicare program is increasingly used as a model for how private payors and other governmental payors develop their coverage and reimbursement policies for healthcare items and services, including SCS procedures. Outside the United States, reimbursement levels vary significantly by country, and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. Some countries will require us to gather additional clinical data before recognizing granting broader coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval beyond what we have today in countries where it makes economic sense to do so.

Product Development and Research Development

Our objective is to continue to improve patient outcomes and further expand patient access to HF10 therapy through enhancements to Senza and the development of new indications. Research and development expenses were $20.3 million, $19.8 million and $21.4 million, for the years ended December 31, 2013, 2014 and 2015, respectively.

Since the launch of the initial Senza system, we have introduced a number of product enhancements. These include a short-tip version of the lead, new lengths of the lead, an active anchor with improved performance over silicon anchors, a second generation active anchor with smaller volume, lead adaptors that allow use of competitor leads already implanted in patients, second generation clinician programmer software, a second generation IPG with improved shape and compatibility for scans of the head and extremities with both 1.5 and 3 Tesla (T) MRI machines. We also expect to continue developing enhancements to Senza to further increase performance and introduce new benefits including next generation IPGs, paddle leads and full body MRI compatibility. There can be no assurance that we will be successful in these efforts or in receiving any required regulatory approvals.

Sales and Marketing

United States

We continue to hire and train a direct sales organization in the United States. As of December 31, 2015, we have 100 hired and trained sales representatives in the field in the U.S. Our sales representatives target physician specialties involved in SCS treatment decisions, including neurosurgeons, physiatrists, interventional pain specialists and orthopedic spine surgeons. We plan to ultimately target approximately 2,400 hospitals and outpatient surgery centers at which we believe an estimated 90% of SCS procedures are performed in the United States. In addition, our commercial team plans to continue to create awareness and demand for Senza among additional stakeholders involved in the SCS treatment decision, including third-party payors, hospitals administrators and SCS patients and their families. We have also developed a product support team in order to provide ongoing support to physicians for the use of Senza.

International

We sell Senza in Europe and Australia through a combination of our direct sales force and a network of sales agents and independent distributors. We began our direct sales operations in the United Kingdom in 2010 and to date have expanded our direct sales operations to Austria, Australia, Belgium, Germany, Luxembourg, Norway, Sweden and Switzerland. We utilize sales agents and independent distributors to sell in an additional seven countries.

Competition

We compete in the SCS market for chronic pain. We also compete with spine surgeries, in particular re-surgeries. Currently, our major competitors are Medtronic, Boston Scientific and St. Jude Medical, who have obtained regulatory approval for SCS systems. We believe that the primary competitive factors in the market are:

•	Sales force experience and access

•	Published clinical efficacy data

•	Product support and service

•	Effective marketing and education

•	Company brand recognition

•	Clinical research leadership

•	Technological innovation, product enhancements and speed of innovation

•	Pricing and reimbursement

•	Product reliability, safety and durability

•	Ease of use

Many of our competitors have greater capital resources, more established operations, longer commercial histories and more extensive relationships with physicians. They also have wider product offerings within neuromodulation and in other product categories, providing them with greater supplier power and with more opportunities to interact with stakeholders involved in purchasing decisions. We also face competition to recruit and retain qualified sales and other personnel.

We expect our competitors to launch new products and release additional clinical evidence within the next few years. For example, St. Jude Medical is currently working to gain FDA approval for a SCS system that offers an alternate waveform, and in February 2016, the company gained approval for a neuromodulation system that stimulates the dorsal root ganglion for treatment of focal pain and complex regional pain syndrome, or CRPS.

St. Jude Medical has run pivotal studies for each therapy as part of the FDA approval process. Medtronic is performing studies to collect data on existing SCS products for back pain. Additionally, Boston Scientific has commenced a randomized clinical trial of a high-frequency SCS therapy. Boston Scientific is also expected to introduce incremental product enhancements such as a reduction in the size of their IPG, new accessories and improved MRI compatibility labeling. Additionally, there are a number of emerging competitors that have recently received FDA approval. Stimwave has developed and is starting to commercialize a minimally invasive stimulation system that employs an externally worn power source and radio frequency transmitter. Nuvectra is a proposed spinoff company from Greatbatch, an original equipment manufacturer of SCS systems that many large SCS companies, as well as Nevro, use for manufacturing. In November 2015, Nuvectra received FDA approval for its SCS system, which is similar to many of the other traditional SCS systems currently on the market.

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

Patents, Trademarks and Proprietary Technology

As of December 31, 2015, we owned 87 issued patents globally, of which 57 were issued U.S. patents, 17 were issued Australian patents, 7 were issued European patents, two were German Utility Models, two were Japanese patents, one was an issued Chinese utility patent and one was an issued Chinese design patent. In general, our patents cover SCS systems that are configured to generate non-paresthesia producing therapy signals at frequencies between 1,500 Hz to 100,000 Hz, as well as additional aspects, algorithms and components of the Senza system and HF10 therapy. As of December 31, 2015, we held 101 patent applications pending globally, of which 54 were patent applications pending in the United States, and 47 were patent applications pending across Europe, Australia, Canada, Japan, China, and Korea. We also have an exclusive license from the Mayo Foundation to two U.S. issued patents and two U.S. pending patent applications. All of our current issued patents are projected to expire between 2028 and 2032.

As of December 31, 2015, our trademark portfolio contained 15 trademark registrations, of which there were 4 U.S. trademark registrations, 4 Australian trademark registrations, 4 European trademark registrations, 2 Japanese trademark registrations and one Swiss trademark registration. Our trademark portfolio also contained 6 pending U.S. trademark applications and 5 pending foreign trademark applications.

The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. We cannot assure that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents. Furthermore, numerous U.S. and foreign issued patents and patent applications owned by third parties exist in the fields in which we are developing products. Because patent applications can take many years to issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or proprietary technologies may be alleged to infringe.

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

The Mayo License

In October 2006, we entered into a license agreement, or the Mayo License, with the Venturi Group, LLC, or VGL, and the Mayo Foundation for Medical Education and Research, or the Mayo Foundation, pursuant to which the Mayo Foundation committed to confer with us exclusively to develop products for the treatment of autonomic and peripheral nervous system disorders, including pain, using devices to modulate nerve signaling, and non-exclusively to test such devices, and VGL committed to confer with us non-exclusively to develop such devices, and exclusively to test such devices. These commitments to confer expired in January 2011. We were granted a worldwide license to make, use, sell, offer for sale, and import products incorporating or using the know-how developed for and provided to us by the Mayo Foundation or VGL in the course of such development and testing activities, exclusively for product development and non-exclusively for product testing. We were also granted an exclusive worldwide license under certain patents and patent applications, including any patent applications or issued patents claiming inventions that arose out of the device development and testing activities conducted on our behalf by the Mayo Foundation or VGL pursuant to the agreement, to develop, make, use, sell, offer for sale, and import products covered by the licensed patents or patent applications. As of December 31, 2015, two issued patents were covered by the Mayo License. These two patents expire in 2027 and 2028, respectively.

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

The Mayo License terminates upon the expiration of (1) the last to expire of the licensed patents or (2) our obligation to pay royalties, whichever is later. We, the Mayo Foundation or VGL may terminate the Mayo License upon 60 days’ notice of a party’s material breach if such breach remains uncured after such 60-day period. In the event of termination as a result of our material breach, all licenses to the licensed patents will terminate, and our licenses to the know-how provided to us by the Mayo Foundation or VGL in the course of the development and testing activities will become non-exclusive. We do not believe a termination of the Mayo License would have a material adverse impact on our ability to develop, market and sell Senza. In the event that we terminate the Mayo License for breach by either the Mayo Foundation or VGL, all licenses to licensed patents continue, our license to the licensed know-how shall become non-exclusive and our obligation to pay royalties on net sales of licensed products shall be reduced by half. The Mayo Foundation or VGL may also terminate in the event of our insolvency.

Manufacturing and Supply

We rely upon third-party suppliers for the manufacture and assembly of our Senza SCS system and its components, some of which are single- or sole-sources of the relevant product component. We have not yet identified and qualified second-source replacements for several of our critical single-source suppliers. Thus, in the event that our relationship with any of our single- or sole-source suppliers terminates in the future, we may have difficulty maintaining sufficient production of our products at the standards we require. Where practicable, we are currently seeking, or intending to seek, second-source manufacturers for our single-source components. We believe that existing third-party facilities will be adequate to meet our current and anticipated manufacturing needs. We do not currently plan to manufacture the Senza SCS system components ourselves.

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

Stellar Technologies

On July 1, 2009, we entered into a manufacturing agreement with Stellar Technologies, Inc., or Stellar, our single-source supplier of our percutaneous leads and percutaneous lead extenders for our neurological stimulator products. On June 30, 2014, the agreement’s initial term expired, and the agreement automatically renewed for the first time. On July 1, 2014, we entered into a first amendment to the manufacturing agreement with Stellar, which provides for an additional five year term commencing from the date of the amendment, after which the agreement automatically renews for successive one-year terms unless either party provides written notice of intent not to renew at least 30 days before the expiration of the then-current term. On January 28, 2016, we entered into a second amendment to this agreement, which provides for the purchase of certain supplementary products pursuant to the agreement. We refer to the manufacturing agreement as amended by the first and second amendments as the Stellar Agreement.

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

In November 2015, we entered into a second amendment to the agreement, which increased our pre-existing specified minimum purchase amounts and increased EaglePicher’s production capacity commitments under the agreement, as well as specifying certain purchasing and purchase order protocols. The amendment obligated EaglePicher to establish and qualify an additional battery production operation and commits us to fund approximately $1.0 million of such production operation paid in three milestone installments. The amendment also establishes EaglePicher as our exclusive battery supplier through the initial five year term of the agreement, ending December 31, 2019.

Vention Supply Agreement

In December 2015, we entered into a Manufacturing and Supply Agreement with Vention Medical Design and Development, Inc. (Vention), pursuant to which Vention agreed to manufacture and supply our IPG. We are obligated to purchase from Vention specified minimum purchase quantities of IPGs for the duration of the Vention agreement.

The agreement continues for five years unless terminated earlier. The term of the agreement automatically renews for additional one-year terms unless one party provides the other party with written notice of termination at least one year prior to the end of the applicable renewal period. The agreement may be terminated by the Company for any reason upon 180 days’ written notice to Vention. In addition, the agreement may be terminated by mutual agreement of the parties, or by either party, with written notice, upon uncured material breach or insolvency of the other party. Upon termination of the agreement, Vention shall, upon our request, manufacture an additional 24 months of continuous supply of IPGs based on the preceding forecast average or such other amount as agreed upon by the parties.

Other Suppliers

We also have other suppliers, including some sole-source suppliers, for certain of our components, with whom we do not have agreements.

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

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and the data is then submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing. In May 2015, we received approval for our PMA application.

Approval by the FDA of new PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling, device specifications, materials or design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application and may not require as extensive clinical data. For example, if we seek approval to expand the label of Senza to include additional pain indications, we anticipate that we will be required to submit and receive approval for a PMA supplement.

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

In the European Economic Area, or EEA (which is comprised of the 28 Member States of the EU plus Norway, Liechtenstein and Iceland), we need to comply with the requirements of the EU Active Implantable Medical Devices Directive or AIMDD, and appropriately affix the CE Mark on our products to attest to such compliance. To achieve compliance, our products must meet the “Essential Requirements” laid down in Annex I of the AIMDD relating to safety and performance. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE mark we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This

Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. The assessment of the conformity of Senza has been certified by our Notified Body (the British Standards Institution or (BSI)).

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

The assessment of the conformity of Senza with the AIMDD and the R&TTE (Radio and Telecommunications Terminal) Directive has been certified by the BSI.

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

The Federal Physician Payments Sunshine Act: The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members. Certain states also require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources.

Healthcare Reform: In March 2010 the Affordable Care Act (the ACA) was signed into law, which has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the medical device industry. The Affordable Care Act impacted existing government healthcare programs and resulted in the development of new programs. The Affordable Care Act’s provisions of importance include, but are not limited to, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013. Subsequently, this excise tax was eliminated effective January 1, 2016.

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

Employees

As of December 31, 2015, we had 308 employees globally. We believe the success of our business will depend, in part, on our ability to attract and retain qualified personnel. We are committed to developing our employees and providing them with opportunities to contribute to our growth and success. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.

About Us

We were incorporated in Minnesota in March 2006 and reincorporated in Delaware in October 2006. We completed the initial public offering of our common stock in November 2014. Our common stock is currently listed on the New York Stock Exchange under the symbol “NVRO.” From our initial public offering until December 31, 2015, we were an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, and therefore we were subject to reduced public company reporting requirements. Based on our market capitalization as of June 30, 2015, however, our status as an emerging growth company ceased on December 31, 2015 and we are required to comply with, among other requirements, the auditor attestation requirements of Section 404, effective with this Annual Report. Our principal executive offices are located at 1800 Bridge Parkway, Redwood City, California 94065. Our telephone number is (650) 251-0005. Our website address is www.nevro.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the U.S. Securities and Exchange Commission, or SEC.

Available Information

We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended (the Exchange Act). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. This information is also available by writing to us at the address on the cover of this Annual Report on Form 10-K. Copies of this information may be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the SEC.

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

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. In May 2015, the FDA approved our PMA to market Senza in the United States and we commenced commercial sales in the United States in mid-2015. We expect to continue to incur losses as we build our U.S. commercial sales force and continue our commercial launch in the United States, as well as continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $67.4 million and $30.7 million the years ended December 31, 2015 and 2014, respectively, and as of December 31, 2015 our accumulated deficit was $189.4 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are substantially dependent on market acceptance in the United States for our HF10 therapy, and the failure of our HF10 therapy to gain such market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and HF10 therapy for the treatment of chronic leg and back pain. Prior to 2015, our revenue was derived nearly entirely from sales of Senza in Europe and Australia. Although we received approval for our PMA in May 2015, we are still in the early stages of our commercialization efforts in the United States, with only two full quarters of commercial sales thus far. We have incurred and will in the future incur significant costs, including costs to continue to build our sales force, in order to sustain our commercial sales in the United States. If we are unable to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for this product. Because we do not have any other products currently in development, if we are unsuccessful in commercializing Senza or are unable to market Senza as a result of a quality problem, failure to maintain or obtain additional regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our HF10 therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

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

However, we face the risks that:

•	We may fail to secure necessary patents, potentially permitting competitors to market competing products and make, use or sell products that are substantially the same as ours without incurring the sizeable development costs that we have incurred, which would adversely affect our ability to compete.

•	Patents may not issue from any of our currently pending or future patent applications.

•	Our already-granted patents and any future patents may not survive legal challenges to their scope, validity or enforceability, or provide significant protection for us, and they may be re-examined or invalidated, and/or may be found to be unenforceable or not cover competing products.

•	Even if our patents are determined by a court to be valid and enforceable, they may not be drafted or interpreted broadly enough to prevent others from marketing products and services similar to ours. Similarly, others may simply design around our patents. For example, third parties may be able to make systems or devices that are similar to ours but that are not covered by the claims of our patents. Third parties may assert that we or our licensors were not the first to make the inventions covered by our issued patents or pending patent applications. The claims of our issued patents or patent applications when issued may not cover our commercial technology or the future products and services that we develop. We may not have freedom to operate unimpeded by the patent rights of others. Third parties may have dominating, blocking or other patents relevant to our technology of which we are not aware. In addition, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for our technology or our contemplated technology. Any such patent applications may have priority over our patent applications or issued patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, depending on when the timing of the filing date falls under certain patent laws, we may have to participate in a priority contest (such as an interference proceeding) declared by the U.S. Patent and Trademark Office (USPTO), to determine priority of invention in the United States. There may be prior public disclosures that could invalidate our inventions or parts of our inventions of which we are not aware. Further, we may not develop additional proprietary technologies and, even if we do, they may not be patentable.

•	Patent law can be highly uncertain and involve complex legal and factual questions for which important principles remain unresolved. In the United States and in many foreign jurisdictions, policies regarding the breadth of claims allowed in patents can be inconsistent. The U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications, our ability to obtain patents or the patents and patent applications of our licensors. Future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, which could adversely affect our financial condition and results of operations.

•	Monitoring unauthorized uses of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our patents or other proprietary rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product features, which could reduce demand for our products. In addition, we may need to defend our patents from third-party challenges, including interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions, oppositions, nullity actions, or other patent proceedings. We may also need to initiate infringement claims or litigation. Adverse proceedings such as litigation or challenges to the validity of our patents can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement or other adverse proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation or proceeding could place one or more of our patents at risk of being invalidated, interpreted narrowly or found unenforceable. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us, if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.

•	We may not be able to accurately estimate or control our future operating expenses in relation to obtaining, enforcing and/or defending intellectual property, which could lead to cash shortfalls. Our operating expenses may fluctuate significantly in the future as a result of the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

•	We may also be forced to enter into cross-license agreements with competitors in order to manufacture, use, sell, import and/or export products or services that are covered by our competitors’ intellectual property rights. If we need to use our intellectual property to enter such cross-license agreements, it may compromise the value of our intellectual property due to the fact that our competitors may be able to manufacture, use, sell, import and/or export our patented technology.

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

In order to successfully commercialize Senza in the United States, we must build a substantial direct sales force. As we continue our commercial launch and increase our marketing efforts, we will need to retain, develop and grow the number of direct sales personnel that we employ. We intend to continue to make a significant investment in recruiting and training sales representatives and clinical representatives as we continue our commercial launch in the United States. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, or if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, our new sales representatives will usually be subject to restrictive covenants with their former employers, including non-competition, non-solicitation and/or confidentiality provisions. As a result, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. We and certain of our new sales representatives have been, continue to be and may in the future be subject to allegations that these new hires have violated the non-competition clauses, been improperly solicited or divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

Our competitors are large, well-established companies with substantially greater resources than us and have a long history of competing in the SCS market.

Our current and potential competitors are publicly traded, or are divisions of publicly traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we do. The existing global SCS market was estimated to be approximately $1.7 billion in 2015, with the United States comprising approximately 80% of the market. Given the size of the existing and potential market in the United States, we expect that as we continue our commercial launch in the United States our competitors will take aggressive action to protect their current market position. For example, in May 2015, a unit of Boston Scientific Neuromodulation Corporation, one of our principal competitors, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102 (the “‘102 patent”), which the Patent Trial and Appeals Board (PTAB) at the USPTO denied in November 2015. We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval, including Senza, will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify as we grow our presence in the U.S. market. For example, our major competitors, Medtronic plc, Boston Scientific Corporation and St. Jude Medical, Inc., each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years. In addition, we understand that St. Jude Medical is currently working to gain FDA approval for a SCS system that offers an alternate waveform, and in February 2016, the company gained approval for a neuromodulation system that stimulates the dorsal root ganglion for treatment of focal pain and complex regional pain syndrome. Additionally, Boston Scientific has commenced a randomized clinical trial of high-frequency SCS therapy. In addition to these major competitors, we may also face competition from other emerging competitors and smaller companies with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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

Senza has been CE marked since 2010, enabling us to commercialize it throughout the EEA, which is comprised of the 28 Member States of the European Union (EU), plus Norway, Liechtenstein and Iceland. It was also approved by the Australia Therapeutic Goods Administration (TGA), in 2011. In May 2015, the FDA approved our PMA to market Senza in the United States, and as such, we have only recently commenced commercialization in the United States and have completed only two full fiscal quarters of sales. As a result, we have a limited history of commercializing our product generally and limited history of selling Senza in the United States. We also have limited experience engaging in commercial activities and limited established relationships with physicians and hospitals as well as third-party suppliers on whom we depend for the manufacture of our product. As an organization, we have only recently commercially launched our first product in the United States and commenced sales representative training. A commercial launch and training program of this size is a significant undertaking that requires substantial financial and managerial resources. We may be unable to gain broader market acceptance in the countries in which we have already begun to commercialize Senza, including the United States, for a number of reasons, including:

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

Our past results in the international markets in which we commercialize Senza should not be relied upon as an indication of our future performance in those markets or in the United States.

Our revenue from international markets has increased from $18.2 million for the year ended December 31, 2012 to $45.3 million for the year ended December 31, 2015 on the basis of our sales of Senza in Europe and Australia; however, we do not expect to continue this rate of revenue growth in these international markets. Due to our current penetration in these markets, we expect to grow less rapidly in the future than we have in the past in these markets. Furthermore, given our recent commercialization in the United States, we have not developed a history of payment and therefore we may encounter difficulties in collecting receivables related to our U.S. sales.

In addition, the characteristics of these markets differ significantly from the U.S. market, including as a result of differences in payor systems, competitive dynamics, market size and patient treatment regimens. As a result of the differences in these markets, you should not compare our financial results in the international market to any potential future results in the U.S. market nor should you rely on our past results as an indication of our future performance.

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

Traditional SCS has been commercialized since 1967, while we only began commercializing Senza internationally in 2010. Because we have a limited commercial track record compared to our competitors and Senza has been implanted in patients for less than five years, physicians may be slower to adopt or recommend Senza. Further, while we believe our international commercial experience and recent U.S. experience, and our European two-year study and U.S. pivotal study support the safety and effectiveness of our HF10 therapy, future studies or patient experience over a longer period of time may indicate that treatment with our HF10 therapy does not achieve non-inferiority status as compared to treatment with competitive products or that our HF10 therapy causes unexpected or serious complications or other unforeseen negative effects. Such results would likely slow the adoption of Senza and significantly reduce our sales, which would harm our business and adversely affect our results of operations.

Furthermore, if patients with traditional SCS implantations were to experience unexpected or serious complications or other unforeseen effects, the market for Senza may be adversely affected, even if such effects are not applicable to Senza.

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.

Sales of Senza outside the United States have represented a substantial portion of our revenue from Senza sales. In 2010, we began selling Senza in the EEA through distributors and, in August 2011, we began selling Senza in Australia through our own sales force and distributors. As of December 31, 2015, we sell Senza directly in Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in the Netherlands, Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to U.S. and foreign governmental trade, import and export and customs regulations and laws.

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

A number of the critical components used in Senza are supplied to us from single-source, or in certain cases sole-source, suppliers, including leads and lead extenders, neurostimulator components, telemetry modules, batteries, and packaging services. Our ability to supply Senza commercially depends, in part, on our ability to obtain a supply of these components that has been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have not entered into manufacturing, supply or quality agreements with all of our single-source and sole-source suppliers, some of which supply components critical to our products. We are not certain that our single-source or sole-source suppliers will be able to meet our demand for their products and services, either because of the nature of our agreements with those suppliers, or our limited experience with those suppliers, or due to our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

We believe that establishing and strengthening the Nevro and Senza brands is critical to achieving widespread acceptance of HF10 therapy, particularly because of the highly competitive nature of the market for SCS products. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable product for successful treatment of chronic leg and back pain. Additionally, we believe the quality and reliability of our product is critical to building physician support of this new therapy in the U.S. and any negative publicity regarding the quality or reliability of Senza could significantly damage our reputation in the market. Further, given the established nature of our competitors, and our very recent commercial launch in the United States, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our HF10 therapy may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

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

SCS procedures using Senza are adequately described by existing CPT, HCPCS II and ICD-10-CM codes for the implantation of spinal cord stimulators and related leads performed in various sites of care. In the United States, CMS has approved a transitional pass-through payment for High Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective beginning January 1, 2016. This pass-through payment for HF10 therapy will be in addition to the established reimbursement for spinal cord stimulation devices. We believe that some of our target customers may be unwilling to adopt Senza over more established or lower cost therapeutic alternatives already available or subsequently become available. Further, any decline in the amount payors are willing to reimburse our customers for SCS procedures using Senza could make it difficult for new customers to adopt Senza and could create additional pricing pressure for us, which could adversely affect our ability to invest in and grow our business.

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

We have been growing rapidly in recent periods and have a relatively short history of operating as a commercial company. As an organization, we have only recently commercially launched our product in the United States and commenced a sales representative training program. A commercial launch and training program of this size is a significant undertaking that requires substantial financial and managerial resources. We intend to continue to grow and may experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. In particular, the hiring of our direct sales force in the United States requires significant management, financial and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

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

Our future success also depends on our ability to retain executive officers and other key employees and attract new key employees. Many executive officers and other employees in the neuromodulation and medical device industry are subject to strict non-competition, non-solicitation and/or confidentiality agreements with their employers, including our main competitors Medtronic plc, Boston Scientific Corporation and St. Jude Medical, Inc. Our competitors may allege breaches of and seek to enforce such non-competition, non-solicitation, and/or confidentiality agreements or initiate litigation based on such agreements. Such litigation, whether or not meritorious, may impede our ability to attract or use executive officers and other key employees who have been employed by our competitors and may result in intellectual property claims against us. Boston Scientific Corporation, for example, initiated a lawsuit in 2014 against one of our employees alleging that the employee cannot work for us without inevitably disclosing Boston Scientific’s proprietary information. Although we were not a party to this lawsuit, and it has since been resolved, it impeded our ability to utilize this employee. It is likely that we will experience similar aggressive tactics by our competitors as they seek to protect their market position, particularly now that we have entered the U.S. market.

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

In addition, our credit facility contains certain financial covenants, including certain minimum pre-specified liquidity and revenue requirements. In particular, we are required to maintain a minimum of $5.0 million of cash and certain cash equivalents, and we must achieve minimum revenue of $25.0 million in 2015, $30.0 million in 2016, $40.0 million in 2017, $50.0 million in 2018 and $70.0 million in 2019. The covenants in our credit facility may limit our ability to take certain actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding and foreclose on the collateral granted to it to collateralize such indebtedness, which includes our intellectual property. As of December 31, 2015, we did not elect to enter into any additional drawdowns under the facility and the option to do so has expired.

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

Our success depends in part on not infringing the patents or violating the other proprietary rights of others. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. Significant litigation regarding patent rights occurs in the medical industry. Whether merited or not, it is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make, use, sell, and/or export our products. For example, our major competitors, Medtronic plc, Boston Scientific Corporation and St. Jude Medical, Inc., each have significant patent portfolios covering systems, sub-systems, methods, and manufacturing processes. These competitors may have one or more patents for which they can threaten and/or initiate patent infringement actions against us and/or any of our third-party suppliers. Our ability to defend ourselves and/or our third-party suppliers may be limited by our financial and human resources, the availability of reasonable defenses, and the ultimate acceptance of our defenses by the courts or juries. Further, if such patents are successfully asserted against us, this may result in an adverse impact on our business, including injunctions, damages, and/or attorneys’ fees. From time to time and in the ordinary course of business, we may develop non-infringement and/or invalidity positions with respect to third-party patents, which may or not be ultimately adjudicated as successful by a judge or jury if such patents were asserted against us.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. For more information, see Part I, Item 3 of this Report. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. Two of our competitors, Boston Scientific Corporation and Medtronic plc, have filed oppositions in the European Union with respect to certain of our patents. In addition, on May 14, 2015, Boston Scientific Neuromodulation Corporation filed with the USPTO two petitions for inter partes review challenging the validity of the ‘102 patent. In November 2015, the Patent Trial and Appeals Board at the USPTO denied instituting an inter partes review of the ‘102 patent. In its written decision, the PTAB determined that Boston Scientific failed to establish a reasonable likelihood of showing that any of the challenged claims of the ‘102 patent was invalid, and that therefore both petitions were denied. However, defending our position in proceedings such as these will require management’s time and attention, as well as financial costs. Given the competitive environment in which we operate, we expect additional challenges to our intellectual property portfolio as we commence commercialization of Senza in the United States. An unfavorable outcome in these or any other such proceedings could cause us to lose valuable intellectual property rights and/or be unable to enforce our intellectual property rights.

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

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. For more information, see Part I, Item 3 of this Report. In addition, six of our nine executive officers and key employees, including our Chief Executive Officer, have worked for our major competitors (or companies acquired by these competitors), which include Boston Scientific Corporation, Medtronic plc and St. Jude Medical, Inc. Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-

solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products would have a material adverse effect on our business, and may prevent us from selling our products or from practicing our processes. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

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

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts, particularly in the United States, and our efforts to develop Senza and our HF10 therapy for the treatment of additional chronic pain indications and develop technology complementary to our current product. Our existing resources may not allow us to conduct all of the activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future. If we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the year ended December 31, 2015, our net cash used in operating activities was $100.4 million as compared to $31.1 million for the year ended December 31, 2014. As of December 31, 2015, our working capital was $246.2 million. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payor acceptance of Senza and our HF10 therapy;

•	the timing, expense and results of our commercialization efforts in the United States and elsewhere, research and development activities, clinical trials and regulatory approvals;

•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolesce or conformity with our product requirements;

•	difficulties in collecting receivables related to our sales in the United States;

•	fluctuations in expenses as a result of expanding our commercial operations and operating as a public company;

•	the introduction of new products and technologies by our competitors;

•	the productivity of our sales representatives;

•	supplier, manufacturing or quality problems with our products;

•	the timing of stocking orders from our distributors;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers; and

•	changes in coverage amounts or government and third-party payors’ reimbursement policies.

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

As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Our products consist of a substantial number of individual components. In order to market and sell Senza effectively, we often must maintain high levels of inventory. In particular, as we continue our commercial launch of Senza in the United

States, we intend to substantially increase our levels of inventory in order to meet our estimated demand and, as a result, incur significant expenditures associated with such increases in our inventory. The manufacturing process requires lengthy lead times, during which components of our products may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolesce comparatively. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire and its value would become impaired and we would be required to record an impairment charge. In addition, we have also experienced inventory write-downs as a result of inventory that did not meet our product requirements. If our estimates of required inventory are too high, we may be exposed to further inventory obsolesce risk. In the event that a substantial portion of our inventory becomes obsolete or expires, or in the event we experience a supply chain imbalance as described above, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. During the year ended December 31, 2015, we recorded total inventory write-down charges of $2.8 million.

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

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros and Australian Dollars. In the first half of 2015, and all of 2014 and 2013, nearly all of our total revenue was denominated in foreign currencies. As a result, changes in the exchange rates between such foreign currencies and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

As a result of our June 2015 underwritten public offering, we have experienced a Section 382 “ownership change.” We currently believe that this “ownership change” will not inhibit our ability to utilize our NOLs. However, as a result of any potential future “ownership changes,” or if we do not generate sufficient taxable income in the future, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability. If we are limited in our ability to use our NOLs and tax credits in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations. As of December 31, 2015, we had federal and state NOLs of $187.8 million and $73.2 million, respectively, available to offset future taxable income due to prior period losses, which if not utilized will begin to expire in 2026 for federal purposes and 2016 for state purposes.

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

Our business is subject to extensive governmental regulation that could make it more expensive and time consuming for us to expand the potential indications for which Senza is approved or introduce new or improved products.

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

In order to continue to sell Senza in Europe, we must maintain our CE Mark and continue to comply with certain EU Directives. Our failure to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by the BSI, which could impair our ability to market products in the EEA in the future.

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

In March 2010, the ACA was signed into law, which includes, among other things, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013. Subsequently, this excise tax was eliminated effective January 1, 2016. If it were to be reinstated, this excise tax would result in a significant increase in the tax burden on our industry, and if any efforts we undertake to offset the excise tax are unsuccessful as we begin to sell the product in the United States, the increased tax burden could have an adverse effect on our results of operations and cash flows. Other elements of the PPACA, including comparative effectiveness research, an independent payment advisory board and payment system reforms, including shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business.

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

Our future success depends on our ability to develop, receive regulatory clearance or approval for, additional chronic pain indications for Senza and introduce new products or product enhancements that will be accepted by the market in a timely manner.

It is important to our business that we build a pipeline of product offerings for treatment of chronic pain. As such, our success will depend in part on our ability to expand the chronic pain indications for which Senza may be used and/or develop and introduce new products. However, we may not be able to successfully develop and obtain regulatory clearance or approval for expanded indications or product enhancements, or new products, or these products may not be accepted by physicians or the payors who financially support many of the procedures performed with our products.

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

In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which has increased now that we are no longer an emerging growth company under the JOBS Act. We continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we will incur in order to remain compliant with our public company reporting requirements or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which would increase our general and administrative expense and could adversely affect our profitability.

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

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our internal control over financial reporting be attested to by our independent registered public accounting firm, now that we are no longer an “emerging growth company,” as defined by the JOBS Act.

If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. The process of designing and implementing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of legal restrictions on resale, the trading price of our common stock could decline. As of December 31, 2015, we had outstanding a total of approximately 28.1 million shares of common stock. Of these shares, the 8,050,000 shares of our common stock sold in the IPO and the 5,411,762 shares sold by us and certain selling stockholders in our June 2015 underwritten public offering are freely tradable, without restriction (except as otherwise applicable), in the public market.

Furthermore, as of December 31, 2015, approximately 4.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of up to approximately 2.2 million shares of our outstanding common stock as of December 31, 2015 were entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates held approximately 48% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position, and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and research and development facilities are located in Redwood City, California, where we lease and occupy approximately 50,000 square feet of office and laboratory space. We also lease office space in Switzerland and a small warehouse space in Menlo Park, California.

For additional information, see Note 5. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

ITEM 3. LEGAL PROCEEDINGS

On May 14, 2015, Boston Scientific Neuromodulation Corporation, a unit of Boston Scientific Corporation, filed with the U.S. Patent and Trademark Office (USPTO) two petitions for inter partes review (IPR) alleging that certain claims of U.S. Patent No. 8,359,102 (the ‘102 patent) are invalid due to prior art references. Through the IPR petitions, Boston Scientific sought to invalidate the challenged claims. The ‘102 patent is one of our 57 issued U.S. patents directed to our innovations in the neuromodulation field. On November 30, 2015, the Patent Trial and Appeals Board (PTAB) at the USPTO determined that Boston Scientific failed to establish a reasonable likelihood of showing that any of the challenged claims of the ‘102 patent was invalid, and therefore denied institution of the petitions for inter partes review.

The same unit of Boston Scientific Corporation has filed six European Oppositions at the European Patent Office (EPO), alleging all the claims of our EU Patent Nos. EP 2403589 (the ‘589 patent), EP 2421600 (the ‘600 patent), EP 2243510 (the ‘510 patent), EP 2630984 (the ‘984 patent), EP 2207587 (the ‘587 patent) and EP 2459271 (the ‘271 patent) are invalid. These oppositions were filed on November 4, 2014; December 4, 2014; January 8, 2015; April 7, 2015; January 8, 2016; and January 20, 2016, respectively, and seek to invalidate all the claims of the listed patents. The listed patents are six of our eight EU patents directed to our innovations in the neuromodulation field. In addition, Medtronic, Inc. filed four European Oppositions at the EPO, alleging all the claims of the ‘589 patent, the ‘510 patent, the ‘984 patent and the ‘587 patent are invalid. The Medtronic, Inc. oppositions were filed on October 13, 2014; January 8, 2015; and March 17, 2015; and December 22, 2015, respectively, and seek to invalidate all the claims of the listed patents.

We are and may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Year Ended December 31, 2014	High	Low
Quarter ended December 31, 2014 (beginning November 6th)	$39.37	$25.00

Year Ended December 31, 2015
Quarter ended March 31, 2015	$52.03	$36.26
Quarter ended June 30, 2015	$56.14	$45.02
Quarter ended September 30, 2015	$53.83	$40.75
Quarter ended December 31, 2015	$68.34	$37.09

Holders of Record

At February 12, 2016, there were approximately 36 stockholders of record of our common stock, and the closing price per share of our common stock was $48.34. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

$100 investment in stock or index	November 6, 2014	December 31, 2015
Nevro Corp. (NVRO)	$100.00	$268.00
S&P 500 (GSPC)	$100.00	$100.63
S&P Healthcare Equipment (SPSIHE)	$100.00	$116.37

Recent Sales of Unregistered Securities

None.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Report. The selected consolidated statements of operations data for each of the four years in the period ended December 31, 2015, and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements.

(in thousands, except per share data)	2015	2014	2013	2012
Selected Consolidated Statements of Operations Data:
Revenue:	$69,606	$32,573	$23,500	$18,150
Cost of revenue	28,120	11,278	9,473	7,527

Gross profit	41,486	21,295	14,027	10,623

Operating expenses:
Research and development	21,382	19,824	20,345	15,659
Sales, general and administrative	82,471	29,777	18,833	14,094

Total operating expenses	103,853	49,601	39,178	29,753

Loss from operations	(62,367)	(28,306)	(25,151)	(19,130)
Interest and other income (expense), net	(3,898)	(1,896)	(501)	325

Loss before income taxes	(66,265)	(30,202)	(25,652)	(18,805)
Income tax provision	1,166	478	362	162

Net loss	$(67,431)	$(30,680)	$(26,014)	$(18,967)

Net loss per share attributable to common stockholders, basic and diluted	$(2.54)	$(6.94)	$(29.84)	$(38.59)

Shares used in computing basic and diluted net loss per common share	26,581,890	4,440,663	876,932	494,066

	As of December 31,
	2015	2014	2013	2012
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$87,036	$25,287	$12,409	$5,618
Short-term investments	$106,634	$151,521	$44,123	$24,997
Working capital	$246,242	$190,327	$66,870	$43,572
Total assets	$291,183	$202,496	$75,411	$49,111
Notes payable	$19,740	$19,511	$—	$—
Total stockholders’ equity (deficit)	$234,592	$172,070	$(85,790)	$(61,794)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to the productivity of our sales force, revenues, deferred revenues, cost of revenues, operating expenses, stock-based compensation, and provision for income taxes; the growth of our customer base and customer demand for our products; the sufficiency of our cash balances and cash flows; the impact of recent changes in accounting standards; market risk sensitive instruments, contractual obligations; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in this Report under Part I, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date of the filing of this Report, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in Part II, Item 8 of this Annual Report.

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

In the second quarter of 2015, we recorded our first commercial sales of Senza in the United States. During 2015, sales in the United States increased from $53,000 in the second quarter to $4.5 million in the third quarter and $19.8 million in the fourth quarter. Revenue from international sales was $9.7 million, $11.3 million, $10.9 million and $13.3 million for the first, second, third and fourth quarters of fiscal year 2015, respectively. Our total revenue was $9.7 million, $11.4 million, $15.4 million and $33.1 million for the first, second, third and fourth quarters of fiscal year 2015, respectively. Total combined revenue from U.S. and international sales was $23.5 million, $32.6 million and $69.6 million for fiscal years 2013, 2014 and 2015, respectively.

Our commercial efforts are supported by the results of our SENZA-RCT U.S. pivotal study, which demonstrated the superiority of HF10 therapy over traditional SCS therapies for treating both back and leg pain. While SCS therapy is indicated and reimbursed for treating back and leg pain, it has limited efficacy in back pain and is utilized primarily for treating leg pain, which has limited its market adoption. In our pivotal study, HF10 therapy was demonstrated to provide significant and sustained back pain relief in addition to leg pain relief. We believe we are positioned to transform and grow the approximately $1.7 billion existing global SCS market under current reimbursement by treating back pain in addition to leg pain without causing paresthesia.

Since our inception, we have financed our operations primarily through equity financings and borrowings under our debt facility. Our accumulated deficit as of December 31, 2015 was $189.4 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy, including, our pivotal clinical trial, SENZA-RCT, and more recently we have made a significant investment building our U.S. commercial infrastructure and sales force to support our commercial launch in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. As a result of these and other factors, we expect to continue to incur net losses for the next several years and may require substantial additional funding, which may include future equity and debt financings.

We rely on third-party suppliers for all of the components of Senza and for the assembly of the system. Many of these suppliers are currently single-source suppliers. During 2015, we have entered into several supply agreements in an effort to reinforce our supply chain. We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. In particular, we have substantially increased our levels of inventory in order to meet our estimated demand in the U.S. and, as a result, incur significant expenditures associated with such increases in our inventory. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolesce.

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

Inventory Buildup and Supply Chain Management

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, as we continue with our commercial launch of Senza in the United States and continue to add additional supplier to fortify our supply chain, we are substantially increasing our levels of inventory. As a result, we are incurring significant expenditures associated with the increases in our inventory, which will include satisfying certain minimum purchase obligations, as demand for Senza in the United States is developing. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case in the year ended December 31, 2015, wherein we recorded a write down of inventory of $2.1 million for inventory that did not meet our product requirements. Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.

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

We Do Not Expect Our Revenue Growth Rate in International Markets to Continue at Historic Rates

Our revenue from international markets has increased from $18.2 million for the year ended December 31, 2012 to $45.3 million for the year ended December 31, 2015. Revenue increased as a result of our sales of Senza in Europe and Australia; however, we do not expect to continue this rate of revenue growth in these international markets given our existing penetration in these markets. Despite our growth in international markets, international revenue was negatively impacted by the appreciation of the U.S. dollar. Due to governmental reimbursements constraints in the European SCS market limiting the number of annual SCS implants and our current penetration in these markets, we expect to grow less rapidly in the future than we have in the past in this market.

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

Revenue

We recognize revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	the sales price is fixed or determinable;

•	collection of the relevant receivable is reasonably assured at the time of sale; and

•	delivery has occurred or services have been rendered.

For a majority of sales, where our sales representative delivers our product at the point of implantation at hospitals or medical facilities, we recognize revenue upon completion of the procedure and authorization, which represents satisfaction of the required revenue recognition criteria. For the remaining sales, which are sent from our distribution centers directly to hospitals and medical facilities, as well as distributor sales where product is ordered in advance of an implantation procedure and a valid purchase order has been received, we recognize revenue at the time of shipment of the product, which represents the point in time when the customer has taken ownership and assumed the risk of loss and the required revenue recognition criteria are satisfied. Such customers are obligated to pay within specified terms regardless of when or if they ever they sell or use the products. We do not offer rights of return or price protection and we have no post-delivery obligations. We periodically provide incentive offers to customers. Product revenue is recorded net of such incentive offers.

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

In 2015, we began issuing restricted stock units (RSUs). We account for stock-based compensation for the RSUs at their fair value, based on the closing market price of our common stock on the grant date. These costs are recognized on a straight-line basis over the requisite service period, which is generally the vesting term of four years.

Income Tax

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2015 and 2014. We intend to maintain a full valuation allowance on the federal, state and foreign deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, of $187.8 million and $73.2 million, respectively, available to offset future taxable income, due to prior period losses, which if not utilized will begin to expire in 2026 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2026. Realization of these NOL and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could materially and adversely affect our results of operations.

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

No deferred tax assets have been recognized on our balance sheet related to our NOLs and tax credits, as they are fully reserved by a valuation allowance. As a result of our June 2015 underwritten public offering, we have experienced a Section 382 “ownership change.” We currently estimate this “ownership change” will not inhibit our ability to utilize our NOLs. We may in the future experience another Section 382 “ownership change.” If so, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs and tax credits even if we achieve profitability. If we are limited in our ability to use our NOLs and tax credits in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations.

We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss in 2015 and 2014.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $22.5 million, net of allowance of $122,000 as of December 31, 2015 and $6.6 million, net of allowance of $10,000 as of December 31, 2014.

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

Revenue from sales of Senza fluctuates based on the selling price of the system, as the sales price of a system varies among jurisdictions, and the mix of sales by jurisdiction. In addition, our revenue may fluctuate based on the ratio of trials to permanent implants. Our revenue from international sales can also be significantly impacted by fluctuations in foreign currency exchange rates, as our sales are denominated in the local currency in the countries that we sell our products in. We recognized net foreign currency transaction losses of $1.6 million, $1.7 million and $0.6 million, during the year ended December 31, 2015, 2014 and 2013, respectively which are recorded within other income (expense), net in the consolidated statement of operations and comprehensive loss.

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

In the last two years, we significantly increased the size of our sales presence internationally and increased marketing spending to generate sales opportunities. Additionally, during 2015, we made substantial investments in our U.S. commercial infrastructure to support the commercial launch of Senza in the U.S. We expect SG&A expenses to continue to significantly increase as we build up our sales and marketing personnel to support commercialization of Senza in the United States, continue to increase the size of our sales and marketing organizations and increase our international presence and develop and assist our channel partners.

For the year ended December 31, 2015, our administrative expenses increased as we operated as a public company. We expect our administrative expenses will continue to increase as we increase our headcount and expand our facility and information technology to support our expected growth and our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, including compliance under the Sarbanes-Oxley Act of 2002, director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expenses may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expenses.

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

Comparison of the Years Ended December 31, 2015 and 2014

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,
(in thousands)	2015	2014	Change
Revenue	$69,606	$32,573	$37,033
Cost of revenue	28,120	11,278	16,842
Gross profit	41,486	21,295	20,191
Gross margin	60%	65%	(5)%

Revenue. Revenue increased to $69.6 million in 2015 from $32.6 million in 2014, an increase of $37.0 million, or 114%, due to sales of the Senza system in the United States, which began in May 2015 upon receiving FDA approval of our PMA for Senza, and continued adoption of the Senza system in international markets where it had historically been sold. We expanded our sales force in the United States in 2015 to support our anticipated revenue growth.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $28.1 million in 2015 from $11.3 million in 2014, an increase of $16.8 million, or 149%. This increase was primarily due to a $12.7 million increase in the acquisition costs of manufactured product components as sales volumes increased, as well as a $2.0 million increase in inventory-related charges. Gross profit increased to $41.5 million in 2015 from $21.3 million in 2014, an increase of $20.2 million, or 95%. Gross profit as a percentage of revenue, or gross margin, decreased to 60% in 2015 compared to 65% in 2014. The decrease was partly attributed to the costs incurred in association with ramping our operational infrastructure in response to the product launch in the United States, as well as the $2.0 million increase in the write down of inventory in 2015. Additionally, while costs were primarily incurred in U.S. dollars, international revenue was negatively impacted by the appreciation of the U.S. dollar, which negatively impacted the overall gross margin for the period.

Operating Expenses

	Year Ended December 31,
	2015		2014
		% of Total		% of Total	Change
(in thousands)	Amount	Revenue	Amount	Revenue	Amount
Operating expenses:
Research and development	$21,382	31%	$19,824	61%	$1,558
Sales, general and administrative	82,471	118	29,777	91	52,694

Total operating expenses	$103,853	149%	$49,601	152%	$54,252

Research and Development Expenses. R&D expenses increased to $21.4 million in 2015 from $19.8 million in 2014, an increase of $1.6 million, or 8%. The increase was primarily due to an increase in headcount and related personnel and consulting costs of $3.1 million, offset by a decrease in clinical and development expenses of $1.4 million associated with our preclinical and regulatory costs in preparation for our June 2014 PMA submission, as well as a decrease in costs related to the reduction of R&D participation in the manufacturing process development of $0.8 million.

Sales, General and Administrative Expenses. SG&A expenses increased to $82.5 million in 2015 from $29.8 million in 2014, an increase of $52.7 million, or 177%. This increase was primarily due to an increase in personnel costs of $35.6 million in relation to an increase in headcount for SG&A personnel in support of our U.S. commercial launch, increased travel, training, marketing and associated supply costs of $9.5 million, increased legal and other professional services costs associated with being a public company of $4.2 million, additional facilities-related costs of $2.3 million and increased computer hardware and software expenses of $0.6 million.

Interest Income, Interest Expense, Other Income (Expense), Net and Provision for Income Taxes

	Year Ended December 31,
(in thousands)	2015	2014	Change
Interest income	$575	$141	$434
Interest expense	(2,732)	(157)	(2,575)
Other income (expense), net	(1,741)	(1,880)	139
Provision for income taxes	(1,166)	(478)	(688)

Interest Income. Interest income increased to $0.6 million in 2015 from $0.1 million in 2014, primarily as a result of the increase in average investment balances.

Interest Expense. Interest expense increased to $2.7 million in 2015 from $0.2 million in 2014, primarily as a result of debt outstanding during 2015 as a result of borrowing under our credit facility in December 2014.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses and the gains and losses from the remeasurement of foreign-denominated balances. Related to these two items, in 2015, we recorded a net loss of $1.6 million, compared to the corresponding period in prior year in which we recorded a net loss of $1.7 million. Our remeasurement gains and losses are affected by changes in the foreign currency translation rates of the countries in which we conduct business.

Income Tax Expense. Income tax expense was $1.2 million in 2015 and $0.5 million in 2014. Our income tax expense associated primarily with foreign income taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets. The change in income tax expense was due to changes in foreign income taxes on profits realized by our foreign subsidiaries.

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

Liquidity, Capital Resources and Plan of Operations

Since our inception through December 31, 2015, we have financed our operations through private placements of preferred stock and issuance of common stock in our IPO and underwritten public offering. At December 31, 2015, we had cash and cash equivalents and investments of $193.7 million. Based on our current operating plan, we expect that our cash on hand, together with the anticipated funds from the collection of our receivables will be sufficient to fund our operations through at least the next twelve months.

In October 2014, we entered into a credit facility with Capital Royalty Partners and certain of its affiliates, which we refer to as our credit facility, whereby we have access to borrow up to $50.0 million principal amount of senior secured term loan financing in up to three draws on or before September 30, 2015. As of December 31, 2015, we did not elect to enter into the second or third draw of $10.0 million and $20.0 million, respectively, under our credit facility with Capital Royalty Partners and the option to do so expired. As of December 31, 2015, we have a term loan outstanding with a principal balance of $20.0 million under the facility.

We expect to incur substantial expenditures in the foreseeable future in connection with the expansion of our U.S. commercial infrastructure and sales force in to support commercialization of Senza in the United States. In addition, we intend to make investment in the development of Senza and HF10 therapy for the treatment of other chronic pain conditions, including ongoing research and development programs and clinical trials.

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

Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We face significant competition in the United States and internationally, which we believe will intensify as we continue to commercialize in the United States. For example, our major competitors, Medtronic plc, Boston Scientific Corporation and St. Jude Medical, Inc., each have approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years. In addition to these major competitors, we may also face competition from other emerging competitors and smaller companies with active neuromodulation system development programs that may emerge in the future.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our commercial development plans.

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2015	2014	2013
Net cash (used in) provided by:
Operating activities	$(100,430)	$(31,148)	$(21,095)
Investing activities	39,658	(108,055)	(19,899)
Financing activities	122,827	152,081	47,785
Effect of exchange rate on cash and cash equivalents	(306)	—	—

Net increase (decrease) in cash and cash equivalents	$61,749	$12,878	$6,791

Cash Used in Operating Activities. Net cash used in operating activities was $100.4 million and $31.1 million for the years ended December 31, 2015 and 2014, respectively, primarily due to the net losses during the periods of $67.4 million and $30.7 million, respectively. The cash used in operating activities in the year ended December 31, 2015 was affected by changes in operating assets and liabilities, including an increase of $25.0 million in accounts payable and accrued liabilities, non-cash stock based compensation expense of $7.3 million and a write down of inventories of $2.8 million, offset by increases in our inventory balances of $49.4 million, accounts receivable of $16.2 million and prepaid expenses and other assets of $2.6 million. The cash used in operating activities in the year ended December 31, 2014 was affected by changes in operating assets and liabilities, including an increase of $3.0 million in accounts payable and accrued liabilities and non-cash stock based compensation expense of $2.0 million, offset by an increase in our prepaid expenses and other current assets of $1.3 million, and an increase in our inventory balances by $5.5 million. The cash used in operations in the year ended December 31, 2013 was primarily due to changes in our operating assets and liabilities, including a decrease in our outstanding prepaid and other assets of $1.2 million, an increase of $3.1 million in accounts payable and accrued liabilities, and non-cash stock based compensation expense of $1.6 million, which were offset in part by an increase in our accounts receivable balances of $0.7 million and an increase in our inventory balance by $1.6 million.

Cash Used in Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments, and purchases of property equipment. For the year ended December 31, 2015, we had net proceeds from maturity of investments of $45.3 million, offset by purchases in property and equipment of $5.0 million. For the year ended December 31, 2014 and 2013 we had net investment purchases of $107.4 million and $19.6 million, respectively.

Cash Provided by Financing Activities. Cash provided by financing activities was $122.8 million for the year ended December 31, 2015, primarily due to the cash received from the issuance of common stock in our underwritten public offering in June 2015 totaling $118.4 million and cash received from the issuance of common stock and stock option exercises of $4.4 million. Cash provided by financing activities in the year ended December 31, 2014 was $152.1 million, primarily from the $131.6 million in net proceeds received in the IPO, as well as borrowing under our note payable of $19.5 million, which consisted of borrowings of $20.0 million, and closing fees of $0.5 million. Cash provided by financing activities for 2013 consisted of $47.7 million in net proceeds from the issuance of Series C convertible preferred stock in March 2013 and $0.1 million received upon exercise of common stock options.

Credit Facility

On October 24, 2014, we entered into a credit facility (the “credit facility”) with Capital Royalty Partners and certain of its affiliates (the “lenders”) under which, subject to certain conditions, we may enter into three term loan agreements totaling $50.0 million with the lenders on or before September 30, 2015. Under the credit facility, each term loan is to be paid over 24 quarterly payment periods, with the first payment due on the last day of the calendar quarter during the period for which the term loan is made. The first twelve quarterly payments will be interest only payments, and the last twelve quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 11.5% per annum. During the interest only period for the first twelve quarterly payments under each term loan, we may elect to make the 11.5% interest payment by making a cash payment for the 8.0% per annum of interest and making a payment in kind for the remaining amount, for which the 3.5% per annum of interest would be added to the outstanding principal amount of the loans. We have initially chosen not to elect the payment in kind option. The final payment will also include an additional amount for closing and repayment fees equivalent to 5% of the term loan agreement. We entered into the first term loan for $20.0 million on December 12, 2014, and incurred closing fees of $0.5 million. Under the original agreement, we were eligible to enter into a second term loan for a principal amount of $10.0 million on or prior to March 31, 2015 and a third term loan for a principal amount of $20.0 million on or prior to September 30, 2015, in each case, upon meeting certain conditions. In March 2015, we entered into a First Amendment under this credit facility to extend the draw-down deadline of the second draw from March 31, 2015 to June 29, 2015. In June 2015, we entered into a Second Amendment to extend the draw-down deadline of the second draw from June 29, 2015 to September 30, 2015. In 2015, we met the deadline to satisfy certain conditions precedent on or prior to September 30, 2016, such that the interest only period on the first draw was extended so that the outstanding principal amount of the terms loans will be payable in a single installment at maturity (the 24th quarterly payment date after the first borrowing). The credit facility contains customary events of default, including in the event of bankruptcy or upon the occurrence of a material adverse change. Our obligations under the credit facility are collateralized by substantially all of its assets, including its intellectual property. As of September 30, 2015, we did not elect to enter into the second or third draw, and the option to do so expired as of September 30, 2015.

The credit facility includes affirmative and negative covenants, including certain minimum financial covenants for pre-specified liquidity and revenue requirements. In particular, we are required to maintain a minimum of $5.0 million of cash and certain cash equivalents, and we must achieve minimum revenue of $25.0 million in 2015, $30.0 million in 2016, $40.0 million in 2017, $50.0 million in 2018 and $70.0 million in 2019. In addition, the credit facility prohibits the payment of cash dividends on our capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. As of December 31, 2015, we were in compliance with all applicable covenants.

Contractual Obligations and Commitments

We have lease obligations consisting of operating leases for our principal offices that expire in 2022 and for our warehouse space that expire in 2017, as well as for office space in Switzerland that expire in 2017.

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

In 2015, we entered into supply agreements with certain of our suppliers that required an aggregate upfront payment of $1.8 million, along with certain minimum annual purchase commitments that total an aggregate of $53.9 million, with $50.3 million due in 2016 and $3.6 million due in 2017.

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(in thousands)
Notes payable	$32,085	$2,338	$4,664	$25,083	$—
Lease obligations	14,414	1,896	4,352	4,568	3,598
Purchase obligations	53,900	50,275	3,625	—	—

Total	$100,399	$54,509	$12,641	$29,651	$3,598

Off-Balance Sheet Arrangements

Through December 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 5 to the consolidated financial statements within Part II, Item 8 of this Report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2015, we had cash and cash equivalents of $87.0 million, consisting of cash, money market funds and commercial paper, and investments of $106.6 million, consisting of commercial paper and treasury bonds. We maintained investments in money market funds that were not federally insured during the year ended December 31, 2015 and held cash in foreign banks of approximately $5.2 million and $4.3 million at December 31, 2015 and 2014 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros and Australian Dollars. In the first half of 2015, and all of 2014 and 2013, nearly all of our total revenue was denominated in foreign currencies. Our revenue and operating expenses are therefore subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations and comprehensive loss. We recognized net foreign currency transaction losses of $1.6 million, $1.7 million and $0.6 million, in the year ended December 31, 2015, 2014 and 2013, respectively. A hypothetical 10% favorable or unfavorable change in the weighted-average foreign exchange rates for the year ended December 31, 2015 would have affected the Company’s net loss by approximately 5% for the year. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nevro Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Nevro Corp. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 29, 2016

Nevro Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$87,036	$25,287
Short-term investments	106,634	151,521
Accounts receivable, net of doubtful accounts of $122 and $10 at December 31, 2015 and 2014, respectively	22,522	6,610
Inventories	62,430	14,856
Prepaid expenses and other current assets	4,009	2,851

Total current assets	282,631	201,125
Property and equipment, net	5,794	647
Other assets	1,852	424
Restricted cash	906	300

Total assets	$291,183	$202,496

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$21,887	$4,460
Accrued liabilities	14,381	6,268
Other current liabilities	121	70

Total current liabilities	36,389	10,798
Notes payable	19,740	19,511
Other long-term liabilities	462	117

Total liabilities	56,591	30,426
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2015 and 2014, respectively; zero shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at December 31, 2015 and 2014, respectively; 28,143,573 and 24,865,491 shares issued and outstanding at December 31, 2015 and 2014, respectively	28	25
Additional paid-in capital	424,147	293,945
Accumulated other comprehensive income (loss)	(175)	77
Accumulated deficit	(189,408)	(121,977)

Total stockholders’ equity	234,592	172,070

Total liabilities and stockholders’ equity	$291,183	$202,496

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue	$69,606	$32,573	$23,500
Cost of revenue	28,120	11,278	9,473

Gross profit	41,486	21,295	14,027

Operating expenses
Research and development	21,382	19,824	20,345
Sales, general and administrative	82,471	29,777	18,833

Total operating expenses	103,853	49,601	39,178

Loss from operations	(62,367)	(28,306)	(25,151)
Interest income	575	(16)	153
Interest expense	(2,732)	—	—
Other income (expense), net	(1,741)	(1,880)	(654)

Loss before income taxes	(66,265)	(30,202)	(25,652)
Provision for income taxes	1,166	478	362

Net loss	(67,431)	(30,680)	(26,014)
Accretion of redeemable convertible preferred stock to redemption value	—	(147)	(153)

Net loss attributable to common stockholders	(67,431)	(30,827)	(26,167)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	(178)	(147)	—
Changes in gains (losses) on short-term investments, net	(74)	196	23

Net change in other comprehensive income (loss)	(252)	49	23

Comprehensive loss	$(67,683)	$(30,778)	$(26,144)

Net loss per share attributable to common stockholders, basic and diluted	$(2.54)	$(6.94)	$(29.84)

Weighted-average number of common shares used to compute basic and diluted net loss per share	26,581,890	4,440,663	876,932

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B and C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2012	5,437,826	$47,217	5,450,578	$58,191	1,076,985	$1	$3,183	$(64,983)	$5	$(61,794)
Issuance of Series C redeemable convertible preferred stock in February and March 2013 at $11.11 per share for cash, net of issuance costs of $326,623	—	—	4,319,644	47,674	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock issuance costs	—	—	—	153	—	—	—	(153)	—	(153)
Exercise of common stock options	—	—	—	—	43,431	—	111	—	—	111
Vesting of early exercised stock options	—	—	—	—	—	—	460	—	—	460
Stock based compensation expense	—	—	—	—	—	—	1,577	—	—	1,577
Net loss	—	—	—	—	—	—	—	(26,014)	—	(26,014)
Other comprehensive income	—	—	—	—	—	—	—	—	23	23

Balances at December 31, 2013	5,437,826	47,217	9,770,222	106,018	1,120,416	1	5,331	(91,150)	28	(85,790)
Accretion of redeemable convertible preferred stock issuance costs	—	—	—	147	—	—	—	(147)	—	(147)
Conversion of preferred stock to common stock	(5,437,826)	(47,217)	(9,770,222)	(106,165)	15,208,048	15	153,367	—	—	153,382
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	8,050,000	8	131,609	—	—	131,617
Issuance of common stock in connection with license agreement	—	—	—	—	20,833	—	523	—	—	523
Exercise of common stock options	—	—	—	—	466,194	1	963	—	—	964
Vesting of early exercised stock options	—	—	—	—	—	—	154	—	—	154
Stock based compensation expense	—	—	—	—	—	—	1,998	—	—	1,998
Net loss	—	—	—	—	—	—	—	(30,680)	—	(30,680)
Other comprehensive income	—	—	—	—	—	—	—	—	49	49

Balances at December 31, 2014	—	—	—	—	24,865,491	25	293,945	(121,977)	77	172,070
Issuance of common stock upon underwritten public offering, net of issuance costs	—	—	—	—	2,470,587	3	118,436	—	—	118,439
Exercise of common stock options	—	—	—	—	774,337	—	2,958	—	—	2,958
Issuance of common stock under employee stock purchase plan	—	—	—	—	33,158	—	1,430	—	—	1,430
Vesting of early exercised stock options	—	—	—	—	—	—	53	—	—	53
Stock based compensation expense	—	—	—	—	—	—	7,325	—	—	7,325
Net loss	—	—	—	—	—	—	—	(67,431)	—	(67,431)
Other comprehensive loss	—	—	—	—	—	—	—	—	(252)	(252)

Balances at December 31, 2015	—	$—	—	$—	28,143,573	$28	$424,147	$(189,408)	$(175)	$234,592

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(67,431)	$(30,680)	$(26,014)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	614	96	47
Provision for doubtful accounts	90	(172)	2
Stock-based compensation expense	7,325	1,998	1,577
Noncash research and development expense	—	523	—
Amortization (accretion) of premium (discount) on short term investments	(458)	82	540
Non-cash interest expense	231	11	—
Write down of inventories	2,767	754	1,066
Unrealized foreign currency transactions	(682)	—	—
Changes in operating assets and liabilities
Accounts receivable	(16,233)	167	(750)
Inventories	(49,407)	(5,487)	(1,600)
Prepaid expenses and other current assets	(1,197)	(1,337)	1,246
Other assets	(1,432)	(204)	(138)
Accounts payable	17,051	1,283	1,227
Accrued liabilities	7,987	1,763	1,888
Other long term liabilities	345	55	(186)

Net cash used in operating activities	(100,430)	(31,148)	(21,095)

Cash flows from investing activities
Purchases of short-term investments	(190,000)	(159,265)	(70,404)
Proceeds from maturity of short-term investments	235,272	51,835	50,760
Restricted cash	(606)	—	(200)
Purchase of property and equipment	(5,008)	(625)	(55)

Net cash provided by (used) in investing activities	39,658	(108,055)	(19,899)

Cash flows from financing activities
Proceeds from issuance of notes payable	—	19,500	—
Proceeds from issuance of convertible preferred stock, net	—	—	47,674
Proceeds from issuance of common stock in public offering, net	118,439	131,617	—
Proceeds from issuance of common stock and exercise of stock options	4,388	964	111

Net cash provided by financing activities	122,827	152,081	47,785

Effect of exchange rate changes on cash and cash equivalents	(306)	—	—

Net increase in cash and cash equivalents	61,749	12,878	6,791
Cash and cash equivalents
Cash and cash equivalents at beginning of period	25,287	12,409	5,618

Cash and cash equivalents at end of period	$87,036	$25,287	$12,409

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$670	$243	$179

Cash paid for interest	$2,332	$—	$—

Significant non-cash transactions:
Vesting of early exercised stock options	$53	$154	$460

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2015, the Company incurred a net loss of $67.4 million and used $100.4 million of cash in operations. At December 31, 2015, the Company had an accumulated deficit of $189.4 million and does not expect to experience positive cash flows in the near future. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in the initial public offering completed in November 2014 and an underwritten public offering in June 2015. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses, if necessary, to meet its obligations as they become due. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

Public Offerings

In November 2014, the Company completed its initial public offering (IPO) of shares of its common stock and as a result, the following transactions were recorded in the Company’s consolidated financial statements during the fourth quarter of 2014:

•	the sale of 8,050,000 shares of common stock, including 1,050,000 from the exercise by the underwriters of their overallotment option, at an offering price of $18.00 per share, for net proceeds of $131.6 million, after deducting the underwriters’ discounts, commissions and estimated offering costs; and

•	immediately prior to the completion of the IPO, all the outstanding shares of the Company’s redeemable convertible preferred stock and convertible preferred stock were converted into 15,208,048 shares of common stock.

In June 2015, the Company completed an underwritten public offering of its common stock, which included shares of its common stock held by certain of its stockholders, and issued 2,470,587 shares of common stock, including 705,882 shares issued pursuant to the exercise in full by the underwriters of their option to purchase additional shares. The Company received cash proceeds of approximately $118.4 million, net of underwriting discounts and commissions and offering costs paid by the Company.

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

The Company historically derived most of its revenue from sales to customers in Australia and Europe. In May 2015, the U.S. Food and Drug Administration (FDA) approved the Company’s premarket approval (PMA) application to market Senza in the United States and the Company launched sales in the United States in 2015. Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area for countries with revenue accounting for more than 10% of the total revenue during the periods presented:

	Years ended December 31,
	2015	2014	2013
United States	35%	—%	—%
Australia	20%	35%	30%
United Kingdom	12%	18%	19%
Germany	13%	17%	18%

Long-lived assets and operating income outside the U.S. are not material; therefore disclosures have been limited to revenue.

Foreign Currency Translation

The Company’s consolidated financial statements are prepared in U.S. dollars (USD). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the monthly average exchange rates during the period when the transaction occurs. The resulting foreign currency translation adjustments from this process are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Unrealized foreign exchange gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the reporting entity are recorded in other income (expense), net. The Company recorded net unrealized foreign currency transaction gain of $0.6 million during the year ended December 31, 2015 and loss of $1.1 million and $0.3 million during the years ended December 31, 2014 and 2013, respectively. Additionally, realized gains and losses resulting from transactions denominated in currencies other than the local currency are recorded in other income (expense), net in the consolidated statements of operations. The Company recorded realized foreign currency transaction losses of $2.2 million, $0.6 million and $0.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the years ended December 31, 2015 and 2014, and held cash in foreign banks of approximately $5.2 million and $4.3 million at December 31, 2015 and 2014, respectively, that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Through December 31, 2014, all of the Company’s revenue had been derived from sales of its products in international markets, principally Australia and Europe. In May 2015, the Company launched sales in the United States upon receiving FDA approval to market and sell its products in the United States. In the international markets in which the Company participates, the Company uses both a direct sales force and distributors to sell its products, while in the United States the Company utilizes a direct sales force. The Company performs ongoing credit evaluations of its direct customers and distributors, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.

There were no customers that accounted for more than 10% of the Company’s revenue for each of the years ended December 31, 2015, 2014 and 2013. There were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2015 and 2014. One customer accounted for 11% of the Company’s accounts receivable balance as of December 31, 2013.

The Company is subject to risks common to medical device companies including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, uncertainty of market acceptance of products, and the need to obtain additional financing. The Company is dependent on third party manufacturers and suppliers, in some cases sole- or single-source suppliers.

There can be no assurance that the Company’s products or services will continue to be accepted in the marketplace, nor can there be any assurance that any future products or services can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products or services will be successfully marketed, if at all.

The Company expects to incur substantial operating losses in the near term and may need to obtain additional financing. There can be no assurance that such financing will be available or will be at terms acceptable by the Company.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $36.6 million and $10.6 million as of December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, the Company’s cash equivalents were held in institutions in the U.S. and include commercial paper deposits in a money market fund which were unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of December 31, 2015 consists of a letter of credit of $0.6 million representing collateral for the Company’s Redwood City building lease pursuant to an agreement dated March 5, 2015 and certificates of deposit of $0.3 million collateralizing payment of charges related to the Company’s credit cards. Restricted cash as of December 31, 2014 represents certificates of deposit of $0.3 million collateralizing payment of charges related to the Company’s credit cards.

Investment Securities

The Company classifies its investment securities as available-for-sale. Those investments with maturities less than 12 months at the date of purchase are considered short-term investments. Those investments with maturities greater than 12 months at the date of purchase are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss).

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, for the year ended December 31, 2015, 2014 and 2013, the Company recognized total write downs of $2.8 million, $0.8 million and $1.1 million for its inventories. The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in cost of revenue.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	the sales price is fixed or determinable;

•	collection of the relevant receivable is reasonably assured at the time of sale; and

•	delivery has occurred or services have been rendered.

For a majority of sales, where the Company’s sales representative delivers its product at the point of implantation at hospitals or medical facilities, the Company recognizes revenue upon completion of the procedure and authorization, which represents satisfaction of the required revenue recognition criteria. For the remaining sales, which are sent from the Company’s distribution centers directly to hospitals and medical facilities, as well as distributor sales where product is ordered in advance of an implantation procedure and a valid purchase order has been received, the Company recognizes revenue at the time of shipment of the product, which represents the point in time when the customer has taken ownership and assumed the risk of loss and the required revenue recognition criteria are satisfied. The Company’s customers are obligated to pay within specified terms regardless of when or if they ever sell or use the products. The Company does not offer rights of return or price protection and it has no post-delivery obligations. The Company periodically provides incentive offers to customers. Product revenue is recorded net of such incentive offers.

The Company has a limited one- to five-year warranty to most customers. Estimated warranty obligations are recorded at the time of sale, and warranty costs have not been material to date.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment, other than leasehold improvements, is computed using the straight-line method over the assets’ estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the life of the lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives recorded through December 31, 2015.

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

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. To date, taxes paid have been predominantly due to income taxes in foreign jurisdictions in which we conduct business. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss in 2015 and 2014.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized gains on short-term available-for-sale investment securities and foreign currency translation adjustments represent the components of other comprehensive income (loss) that are excluded from the reported net loss and are presented in the consolidated statements of operations and comprehensive loss.

Research and Development

Research and development expenses, including new product development, regulatory compliance, and clinical research, are charged to operations as incurred in the consolidated statements of operations and comprehensive loss. Such costs include personnel-related costs, including stock-based compensation, supplies, services, depreciation, allocated facilities and information services, clinical trial and related clinical manufacturing expenses, fees paid to investigative sites, and other indirect costs.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all share-based payments including stock options.

The Company’s determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by its common stock price as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected term that options will remain outstanding, the expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

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

The Company accounts for stock-based compensation for the restricted stock units at their fair value, based on the closing market price of the Company’s common stock on the grant date. These costs are recognized on a straight-line basis over the requisite service period, which is generally the vesting term of four years.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company in its first quarter of 2016 with early adoption permitted. The Company does not expect its pending adoption of ASU 2014-12 to have a material impact on its consolidated financial statements and disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which permits companies to measure inventory at the lower of cost and realizable value. ASU 2015-11 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating whether the adoption of ASU 2015-11 will have a material effect on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company has elected to early adopt ASU 2015-17 as of the beginning of our fourth quarter ended December 31, 2015 on a prospective basis. There is no impact to the balance sheet amounts as a result of early adoption.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has not determined the potential effects of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

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

Cash Equivalents and Short Term Investments

The Company’s cash equivalents are comprised of investments in money market funds that are classified as Level 1 of the fair value hierarchy. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the quoted price in active markets for identical assets that the Company has the ability to access. The Company’s short-term investments are comprised of commercial paper, corporate notes and U.S. government agency obligations. All short-term investments have been classified within Level 1 or Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of any broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Balance as of December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(i)	$36,559	$—	$—	$36,559
Commercial paper(ii)	—	129,206	—	129,206
Treasury bonds(ii)	10,617		—	10,617

Total	$47,176	$129,206	$—	$176,382

Balance as of December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(i)	$10,590	$—	$—	$10,590
Commercial paper(ii)	—	140,484	—	140,484
Corporate notes(ii)	—	19,037	—	19,037

Total	$10,590	$159,521	$—	$170,111

(i)	Included in cash and cash equivalents on the consolidated balance sheets.
(ii)	Included in either cash and cash equivalents or short-term investments on the consolidated balance sheets.

4. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper(i)	$129,075	$131	$—	$129,206
Treasury bonds	10,616	1	—	10,617

Total securities	$139,691	$132	$—	$139,823

(i)	Includes $33.2 million of commercial paper that is classified as cash and cash equivalents on the consolidated balance sheet.

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper(i)	$140,273	$211	$—	$140,484
Corporate notes	19,040	—	(3)	19,037

Total securities	$159,313	$211	$(3)	$159,521

(i)	Includes $8.0 million of commercial paper that is classified as cash and cash equivalents on the consolidated balance sheet.

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

The contractual maturities of the Company’s investment securities were all within one year as of December 31, 2015 and 2014.

Inventories, Net (in thousands)

	December 31
	2015	2014
Raw materials	$37,096	$7,960
Finished goods	25,334	6,896

	$62,430	$14,856

Property and Equipment, Net (in thousands)

	December 31
	2015	2014
Laboratory equipment	$921	$390
Computer equipment and software	1,836	125
Furniture and fixtures	1,752	112
Leasehold improvements	1,188	22
Construction in process	799	333

Total	6,496	982
Less: Accumulated depreciation and amortization	(702)	(335)

Property and equipment, net	$5,794	$647

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $614,000, $96,000 and $47,000, respectively.

Accrued Liabilities (in thousands)

	December 31
	2015	2014
Accrued payroll and related expenses	$9,857	$4,268
Accrued professional fees	583	184
Accrued taxes	2,044	998
Accrued clinical and research expenses	405	427
Accrued other	1,492	391

Total accrued liabilities	$14,381	$6,268

5. Commitments and Contingencies

Operating Leases

In February 2015, the Company entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning in June 2015 through May 2022 with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually during the final year of the lease term.

The Company entered into a non-cancellable operating lease effective May 1, 2010 for facilities in Menlo Park, as amended in 2012 to extend the period of the lease until May 31, 2015. In March 2015, the Company extended the lease through September 30, 2015, at which time the lease terminated. In August 2014, the Company entered into a new facility lease for warehouse space beginning on August 21, 2014 through May 31, 2015, under which it is obligated to pay approximately $100,000 in lease payments over the term of the lease. In March 2015, the Company extended the warehouse lease through February 2017 under which it is obligated to pay approximately $0.3 million in lease payments over the remaining term of the lease.

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $1.9 million, $0.7 million and $0.5 million, respectively.

Future minimum lease payments under operating leases as of December 31, 2015 are as follows (in thousands):

Operating Leases
Year ending December 31,
2016	$1,896
2017	2,167
2018	2,185
2019	2,250
2020	2,318
Thereafter	3,598

$14,414

Supply Agreements

In 2015, the Company entered into supply agreements with certain of the Company’s suppliers that required aggregate upfront payments of $1.8 million, along with certain minimum annual purchase commitments that total an aggregate of $53.9 million, with $50.3 million due in 2016 and $3.6 million due in 2017.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure at December 31, 2015 and 2014.

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

License Agreement

In March 2006, the Company entered into an amended and restated license agreement with the Mayo Foundation for Medical Education and Research (Mayo) and Venturi Group LLC (VGL), which provides the Company access to the certain know how and licensed patents owned by Mayo and VGL for treatment of central, autonomic and peripheral nervous system disorders, including pain, using devices to modulate nerve signaling. The licenses granted are exclusive and the Company has the right to sub-license. The agreement will terminate upon the last to expire patent application, unless terminated earlier. The agreement can be terminated any time after three years from March 2006 by Mayo or VGL.

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

Retainer fees paid and recognized as research and development expenses during the year ended December 31, 2013 was $18,000. Royalties paid during the years ended December 31, 2015, 2014 and 2013 were $0.6 million, $0.3 million and $0.2 million, respectively.

In November 2014, the Company issued Mayo 20,833 shares of common stock owed in connection with the IPO pursuant to the terms of the license, and recorded noncash research and development expense of $0.5 million for the fair value of the shares on the date of issuance.

6. Notes Payable

Capital Royalty Term Loan

On October 24, 2014, the Company entered into a credit facility (the “credit facility”) with Capital Royalty Partners and certain of its affiliates (the “lenders”) under which, subject to certain conditions, the Company may enter into three term loan agreements totaling $50.0 million with the lenders on or before September 30, 2015. Under the credit facility, each term loan is to be paid over 24 quarterly payment periods, with the first payment due on the last day of the calendar quarter during the period for which the term loan is made. The first twelve quarterly payments will be interest only payments, and the last twelve quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 11.5% per annum. During the interest only period for the first twelve quarterly payments under each term loan, the Company may elect to make the 11.5% interest payment by making a cash payment for the 8.0% per annum of interest and making a payment in kind for the remaining amount, for which the 3.5% per annum of interest would be added to the outstanding principal amount of the loans. The Company has initially chosen not to elect the payment in kind option. The final payment will also include an additional amount for closing and repayment fees equivalent to 5% of the term loan agreement. The Company entered into the first term loan for $20.0 million on December 12, 2014, and incurred closing fees of $0.5 million. Under the original agreement, the Company was eligible to enter into a second term loan for a principal amount of $10.0 million on or prior to March 31, 2015 and a third term loan for a principal amount of $20.0 million on or prior to September 30, 2015, in each case, upon meeting certain conditions. In March 2015, the Company entered into a First Amendment under its credit facility with Capital Royalty Partners to extend the draw-down deadline of the second draw from March 31, 2015 to June 29, 2015. In June 2015, the Company entered into a Second Amendment to extend the draw-down deadline of the second draw from June 29, 2015 to September 30, 2015. In 2015, the Company met the deadline to satisfy certain conditions precedent on or prior to September 30, 2016, such that the interest only period on the first draw was extended so that the outstanding principal amount of the term loans will be payable in a single installment at maturity (the 24th quarterly payment date after the first borrowing). The credit facility contains customary events of default, including in the event of bankruptcy or upon the occurrence of a material adverse change. The Company’s obligations under the credit facility are collateralized by substantially all of its assets, including its intellectual property. As of September 30, 2015, the Company did not elect to enter into the second or third draw, and the option to do so expired as of September 30, 2015.

The credit facility includes affirmative and negative covenants, including certain minimum financial covenants for pre-specified liquidity and revenue requirements. In particular, the Company is required to maintain a minimum of $5.0 million of cash and certain cash equivalents, and the Company must achieve minimum revenue of $25.0 million in 2015, $30.0 million in 2016, $40.0 million in 2017, $50.0 million in 2018 and $70.0 million in 2019. In addition, the credit facility prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. As of December 31, 2015, the Company was in compliance with all applicable covenants.

As of December 31, 2015, future minimum payments for the notes are as follows (in thousands):

Term Loans
Year ending December 31,
2016	$2,338
2017	2,332
2018	2,332
2019	2,332
2020 and beyond	22,751

Total minimum payments	32,085
Less: Amount representing interest	(11,085)
Less: Amount representing closing and repayment fees	(1,000)

Present value of minimum payments	20,000
Less: Unamortized debt discount	(409)
Plus: Accretion of closing and repayment fees	149

Notes payable, net	19,740
Less: Notes payable, current portion	—

Non-current portion of notes payable	$19,740

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

The Company recorded the Series B and C redeemable convertible preferred stock at fair value on the dates of issuance. The Company classified the Series B and C redeemable convertible preferred stock outside of stockholders’ deficit because the shares contain liquidation features that are not solely within the Company’s control. The Series B and C redeemable convertible preferred shares were originally issued with a contingent redemption feature, which allowed the holders to redeem their shares five years following the issuance date of the Series B and C redeemable preferred shares. Accordingly, the Company accreted the Series B and C redeemable convertible preferred stock for change in redemption value with a charge to accumulated deficit at the end of each reporting period. Accordingly, the Company has accreted $0.1 million and $0.2 million during the years ended December 31, 2014 and 2013, respectively.

8. Stock-Based Compensation

Stock Plans

The Company’s Board of Directors, or Board, and stockholders previously approved the 2007 Stock Option Plan (the “2007 Plan”). In October 2014, the Board adopted the 2014 Equity Incentive Award Plan (the “2014 Plan” and, together with the 2007 Plan, the “Stock Plans”). As of the effective date of the 2014 Plan, the Company suspended the 2007 Plan and no additional awards may be granted under the 2007 Plan. Any shares of common stock covered by awards granted under the 2007 Plan that terminate after the effective date of the 2014 Plan by expiration, forfeiture, cancellation or other means without the issuance of such shares, will be added to the 2014 Plan reserve.

Under the 2014 Plan, 1,854,166 shares of common stock were initially reserved for issuance, plus the number of shares remaining available for future awards under the 2007 Plan, as of the pricing of the IPO. The number of shares initially reserved for issuance under the 2014 Plan is subject to increase by (i) the number of shares represented by awards outstanding under the 2007 Plan that are forfeited or lapse unexercised and which following the pricing date are not issued under the 2007 Plan, and (ii) an annual increase on January 1 of each year. As of December 31, 2015, an aggregate of 1,856,709 shares of common stock were reserved for issuance under these stock plans.

Options granted under the 2014 Plan may be either incentive stock options, nonstatutory stock options, restricted stock awards or stock appreciation rights. Incentive stock options (ISO) may be granted only to Company employees (including directors who are also employees). Nonqualified stock options (NSO) may be granted to Company employees, directors and consultants. Upon the exercise of options, the Company issues new common stock from its authorized shares. Options under the 2014 Plan may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Board, provided, however, that the exercise price of an ISO or an NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The vesting provisions of individual options may vary but provide for vesting of at least 20% per year.

A summary of shares available for grant under the Stock Plans is as follows:

Balances at December 31, 2012	364,820
Additional shares reserved	1,014,289
Options granted	(915,458)
Options cancelled	117,934

Balances at December 31, 2013	581,585
Additional shares reserved	1,854,166
Options granted	(753,102)
Options cancelled	12,767

Balances at December 31, 2014	1,695,416
Additional shares reserved	994,619
Options granted	(970,238)
Options cancelled	142,072
Restricted stock granted	(5,450)
Restricted stock cancelled	290

Balances at December 31, 2015	1,856,709

A summary of stock option activity under the Stock Plans is as follows:

	Options Outstanding		Weighted- Average Remaining Contractual Term
	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2012	1,977,869	$2.65	8.4	$1,741
Options granted	915,458	$3.60
Options exercised	(43,431)	$2.64
Options cancelled	(117,934)	$3.60

Outstanding at December 31, 2013	2,731,962	$2.88	8.0	$1,655
Options granted	753,102	$13.50
Options exercised	(498,565)	$2.26
Options cancelled	(12,767)	$3.60

Outstanding at December 31, 2014	2,973,732	$5.77	7.9	$97,832
Options granted	970,238	$50.16
Options exercised	(751,610)	$3.87
Options cancelled	(142,072)	$19.08

Outstanding at December 31, 2015	3,050,288	$19.74	7.8	$145,721
Options exercisable as of December 31, 2015	1,389,211	$6.50	6.6	$84,753
Options vested, exercisable, or expected to vest December 31, 2015	2,841,664	$18.48	7.7	$139,320

The options outstanding and vested under the Stock Plans by exercise price, at December 31, 2015, are as follows:

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
			(in thousands)
$0.96 - $1.92	244,493	4.12	$1.52	244,493	$1.52
$3.60 - $3.60	1,446,794	6.98	3.60	950,163	$3.60
$10.08 - $38.79	688,848	8.90	25.81	172,581	$23.45
$41.83 - $53.70	375,053	9.31	48.49	15,845	$50.89
$63.23 - $63.23	295,100	9.92	63.23	6,129	$63.23

$0.96 - $63.23	3,050,288	7.76	$19.74	1,389,211	$6.50

The aggregate pre-tax intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, was $42.4 million, $68,000 and $45,000, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The weighted-average grant-date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $25.06, $11.33, and $1.92 per share, respectively.

A summary of restricted stock units (RSUs) under the Stock Plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	—	$—
Restricted stock granted	5,450	$56.47
Restricted stock cancelled	(290)	$62.23

Outstanding at December 31, 2015	5,160	$56.09

The Company began granting RSUs in 2015. As of December 31, 2015, there were no restricted stock vested. Based on the closing price per share of the Company’s common stock of $67.51 on the last trading day in 2015, the total pre-tax intrinsic value of the outstanding restricted stock units as of December 31, 2015 was $0.3 million.

2014 Employee Stock Purchase Plan

In October 2014, the Board adopted the 2014 Employee Stock Purchase Plan (the ESPP). A total of 196,666 shares of common stock were initially available for future issuance under the 2014 Employee Stock Purchase Plan, subject to an annual increase on January 1 of each year. As of December 31, 2015, 412,162 of common stock were reserved for issuance under the 2014 Employee Stock Purchase Plan and 33,158 shares of common stock had been issued under this plan.

Early Exercises

Stock options previously granted under the 2007 Plan allowed the Board of Directors to grant awards to provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 14,863 at December 31, 2015, and 29,613 at December 31, 2014, and 57,202 at December 31, 2013, were subject to a repurchase right held by the Company at the original issue price in the event the optionees’ employment was terminated either voluntarily or involuntarily. For exercises of employee options, this right lapses according to the vesting schedule designated on the associated option grant. The repurchase terms are considered to be a forfeiture provision. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be issued or outstanding for accounting purposes until those shares vest, though they are legally issued and outstanding. In addition, cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability on the consolidated balance sheets. As of December 31, 2015 and 2014 cash received related to unvested shares totaled $54,000 and $0.1 million, respectively. Amounts recorded are transferred into common stock and additional paid-in-capital as the shares vest.

Other

In March 2011, the Company issued 416,983 common shares under a restricted stock agreement to one of the officers of the Company at a purchase price of $1.44 per share. Under the terms of the agreement, the holder was entitled to purchase the shares in exchange for a promissory note. All the shares were purchased in March 2011 in exchange for a promissory note aggregating to $0.6 million. The restricted stock agreement granted the Company repurchase rights which lapsed upon attainment of full vesting by the stockholder. The restricted common shares vested 33% one year from the vesting start date and monthly thereafter over the next two years. The note bore interest at 0.54% per annum compounded annually. The principal amount of the note along with accrued interest was discharged on a quarterly basis in arrears on a pro rata basis over a period of three years conditioned upon the holder continuing to provide services to the Company. The Company accounted for the grant of the restricted common stock as stock-based compensation based on the fair value of the shares on the original grant date, and recognized expense over the three-year vesting period. The Company recorded stock-

based compensation expenses of $48,000 and $0.3 million for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, zero and 34,749 shares of common stock were subject to repurchase by the Company, respectively.

Employee Stock-Based Compensation

The Company accounts for restricted stock units at their fair value, based on the closing market price of the Company’s common stock on the grant date.

The Company estimated the fair value of stock options granted to employees and shares purchased by employees under the ESPP using the Black-Scholes option valuation model. The fair value is amortized on a straight-line basis over the requisite service period of the awards. The following assumptions were used in estimating the fair value:

	Options			ESPP
	Years Ended December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Expected term (in years)	5.3 - 6.1	5.3 - 6.1	5.9 - 6.1	0.5	—	—
Expected volatility	46% - 59%	57% - 63%	62% - 63%	42% - 64%	—	—
Risk-free interest rate	1.4% - 1.8%	1.7% - 2.0%	1.1% - 1.8%	0.1% - 0.3%	—	—
Dividend yield	0%	0%	0%	0%	—	—

Expected Term. The expected term of stock-based awards represents the weighted-average period that the stock-based awards are expected to remain outstanding. The Company has opted to use the “simplified method” for estimating the expected term of the awards, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the awards.

Expected Volatility. The Company determined the share price volatility for stock-based awards based on an analysis of the historical volatilities of a peer group of publicly traded medical device companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. In future periods, the Company expects to utilize its own stock trading volatility to determine stock based compensation expense.

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the stock-based awards.

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

Total stock-based compensation expense recognized during the years ended December 31, 2015, 2014 and 2013 was $7.3 million, $2.0 million and $1.6 million, respectively. The stock-based compensation expense includes costs for ESPP of $0.6 million for the year ended December 31, 2015. The Company did not have ESPP costs in prior years.

As of December 31, 2015, total stock-based compensation not yet recognized related to unvested stock options grants was $20.5 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average amortization period of 2.7 years.

As of December 31, 2015, total stock-based compensation not yet recognized related to ESPP was $0.5 million, net of estimated forfeitures, and is expected to be recognized over a weighted average amortization period of 0.4 years.

As of December 31, 2015, total stock-based compensation not yet recognized related to RSUs was $0.2 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average amortization period of 3.9 years.

9. Income Taxes

The components of the Company’s income (loss) before income taxes were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Domestic	$(68,919)	$(31,807)	$(26,574)
Foreign	2,654	1,605	922

Total income (loss) before income taxes	$(66,265)	$(30,202)	$(25,652)

The components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	34	2	(6)
Foreign	1,132	476	368

Total current	1,166	478	362
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total income tax expense	$1,166	$478	$362

Income tax expense differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended December 31,
	2015	2014	2013
Tax at statutory federal rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	0.0%	0.0%	0.0%
Other	(3.5)%	(5.3)%	(3.4)%
Foreign rate differential	(0.5)%	0.2%	(0.2)%
Tax credits	1.6%	2.0%	4.2%
Change in valuation allowance	(33.4)%	(32.5)%	(36.0)%

Total	(1.8)%	(1.6)%	(1.4)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net operating loss carryforwards	$56,340	$37,977	$29,491
Tax credits	5,236	3,713	2,937
Depreciation	13	29	8
Stock-based compensation	1,857	471	371
Accruals and reserves	3,617	1,215	1,363
Other	313	262	98

Deferred tax assets	67,376	43,667	34,268
Other	(345)	—	—

Deferred tax liabilities	(345)	—	—
Valuation allowance	(67,031)	(43,667)	(34,268)

Net deferred tax assets	$—	$—	$—

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of these assets.

The Company’s deferred tax assets do not include the excess tax benefit related to stock-based compensation that are a component of its federal and state net operating loss carryforwards in the amount of $28.4 million as of December 31, 2015. The excess tax benefit reflected in the Company’s net operating loss carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized. In determining if and when excess tax benefits have been realized, the Company has elected to utilize the with-and-without approach with respect to such excess tax benefits.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $23.4 million, $9.4 million and $10.0 million for the years ending December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of approximately $187.8 million and $73.2 million, respectively. The federal NOLs begin expiring in 2026, and the state NOLs begin expiring in 2016.

As of December 31, 2015, the Company had research and development credit carryforwards of approximately $4.1 million and $3.1 million for federal and California state income tax purposes, respectively. The federal credit carryforward begins expiring in 2026, and the state credits carry forward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize NOLs or other tax attributes such as research tax credits, in any taxable year may be limited if the Company experiences, or has experienced, an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As a result of the Company’s June 2015 underwritten public offering, the Company experienced a Section 382 “ownership change.” The Company currently estimates that this “ownership change” will not inhibit its ability to utilize its NOLs. The Company may, in the future, experience one or more additional Section 382 “ownership changes.” If so, the Company may not be able to utilize a material portion of its NOLs and tax credits, even if the Company achieves profitability.

The earnings of the Company’s foreign subsidiaries are not considered permanently reinvested. As a result, the Company has provided for residual U.S. tax on its foreign subsidiary unremitted earnings net of a foreign tax credit deferred tax asset as of December 31, 2015. The net amount of deferred tax liability is considered insignificant. The timing of the potential remittance of these earning is uncertain at December 31, 2015.

The Company had unrecognized tax benefits (“UTBs”) of approximately $3.8 million as of December 31, 2015. All of the deferred tax assets associated with these UTBs are fully offset by a valuation allowance. The following table summarizes the activity related to UTBs (in thousands):

Balance at January 1, 2013	$654
Increases related to current year tax provisions	228
Increases related to prior year tax provisions	183

Balance at December 31, 2013	1,065
Increases related to current year tax provisions	220
Increases related to prior year tax provisions	677

Balance at December 31, 2014	1,962
Increases related to current year tax provisions	813
Increases related to prior year tax provisions	1,069

Balance at December 31, 2015	$3,844

All of these UTBs, if recognized, would affect the effective tax rate before consideration of the valuation allowance.

In accordance with ASC 740, Income Taxes, the Company is classifying interest and penalties as a component of tax expense. There was no interest or penalties accrued at December 31, 2015, December 31, 2014, and December 31, 2013.

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

10. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Years ended December 31,
	2015	2014	2013
Net loss	$(67,431)	$(30,680)	$(26,014)
Accretion of convertible preferred stock to redemption value	—	(147)	(153)

Net loss attributable to common stockholders-basic and diluted	$(67,431)	$(30,827)	$(26,167)

Weighted-average shares outstanding	26,603,512	4,486,569	1,090,731
Less: weighted average shares subject to repurchase	(21,622)	(45,906)	(213,799)

Weighted average shares used to compute basic and diluted net loss per share	26,581,890	4,440,663	876,932

Net loss per share attributable to common stockholders, basic and diluted	$(2.54)	$(6.94)	$(29.84)

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

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding:

	December 31,
	2015	2014	2013
Preferred stock	—	—	15,208,048
Options to purchase common stock	3,050,288	2,973,732	2,748,367

Total	3,050,288	2,973,732	17,956,415

11. Employee Benefit Plan.

In 2007, the Company adopted a 401(K) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. Under the Plan, the Company does not provide matching contributions to employees.

12. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(In thousands, except per share data)
Total revenue	$33,124	$15,402	$11,418	$9,662
Gross profit	$20,353	$9,434	$5,910	$5,789
Loss from operations	$(13,144)	$(17,709)	$(19,175)	$(12,339)
Net loss	$(14,191)	$(19,454)	$(19,726)	$(14,060)
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$—	$—
Net loss attributable to common stockholders	$(14,191)	$(19,454)	$(19,726)	$(14,060)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.70)	$(0.77)	$(0.57)
Shares used in computing net income per common share, basic and diluted	28,003,957	27,861,523	25,564,249	24,849,229

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In thousands, except per share data)
Total revenue	$9,715	$8,668	$7,526	$6,664
Gross profit	$6,695	$5,931	$5,004	$3,665
Loss from operations	$(7,106)	$(6,498)	$(7,461)	$(7,241)
Net loss	$(8,310)	$(7,885)	$(7,429)	$(7,056)
Accretion of redeemable convertible preferred stock to redemption value	$(16)	$(44)	$(44)	$(43)
Net loss attributable to common stockholders	$(8,326)	$(7,929)	$(7,473)	$(7,099)
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(5.96)	$(6.58)	$(6.60)
Shares used in computing net income per common share, basic and diluted	14,229,775	1,329,610	1,136,259	1,075,932

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Our management assessed our internal control over financial reporting as of December 31, 2015, the end the period covered by this Annual Report on Form 10-K. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of our internal control over financial reporting, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Significant Employee and Non-Employee Directors of the Registrant

The following table sets forth information regarding our executive officers, significant employees and directors, as of February 1, 2016:

Name	Age	Position(s)
Executive Officers
Michael DeMane	59	Chairman of the Board and Chief Executive Officer
Rami Elghandour	37	President
Andrew H. Galligan	59	Chief Financial Officer
Doug Alleavitch	55	Vice President, Quality and Operations
Michael Enxing	49	Vice President of Sales and Marketing
Andre Walker	52	Senior Vice President, Research & Development

Significant Employees
David Caraway, M.D., Ph.D.	59	Chief Medical Officer
Richard B. Carter	45	Vice President of Finance, Corporate Controller
Bradford E. Gliner	50	Vice President, Clinical & Regulatory Affairs
Michael W. Hall	67	General Counsel
Tamara F. Rook	44	Vice President, Health Economics & Reimbursement

Non-Employee Directors
Ali Behbahani, M.D.(2)(3)	39	Director
Lisa D. Earnhardt	46	Director
Frank Fischer(3)	74	Director
Wilfred E. Jaeger, M.D.(1)(2)	60	Director
Shawn T McCormick(1)	51	Director
Brad Vale, Ph.D., D.V.M.(2)	63	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

Andrew H. Galligan has served as our Chief Financial Officer since May 2010. From February 2009 to July 2010, Mr. Galligan served as Vice President of Finance and Chief Financial Officer at Ooma, a consumer electronics manufacturer and VOIP service provider. From 2007 to 2008, Mr. Galligan served as Vice President of Finance and CFO of Reliant Technologies, Inc. (later acquired by Solta Medical, Inc.), a medical device company. Mr. Galligan has also held the top financial executive position at several other medical device companies and began his career in various financial positions at KPMG and Raychem Corp. Mr. Galligan served on the board of directors of DiaDexus, Inc., a public medical diagnostics company, until January 2015. Mr. Galligan received a degree in Business Studies from Trinity College in Dublin, Ireland and is also a Fellow of the Institute of Chartered Accountants in Ireland.

Doug Alleavitch has served as Vice President, Quality and Operations of the company since April 2015. From October 2009 to April 2015, Mr. Alleavitch served as Vice President, Operations and Quality Assurance at AEGEA Medical, Inc., a medical device company, where he oversaw manufacturing and quality assurance procedures. From August 2007 to September 2009, Mr. Alleavitch served first as Senior Director, Manufacturing and later as Vice President, Operations at AngioScore, Inc., a medical device company, where he oversaw AngioScore’s production, supply chain management and manufacturing engineering. From February 2002 to July 2007, Mr. Alleavitch served first as Director, Quality Assurance and later as Director, Operations at Boston Scientific, a medical device company. Mr. Alleavitch received a BS in Chemical Engineering from Cornell University, an MS in Industrial Engineering, and an MBA from the University of Illinois, and an MS in Chemical Engineering from the Illinois Institute of Technology.

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

Richard B. Carter has served as our Vice President of Finance, Corporate Controller since November 2015, having held roles of increasing responsibility in finance and accounting since joining Nevro as Corporate Controller in September 2014. From October 2013 to October 2014, Mr. Carter served as Corporate Controller at ClearEdge Power, Inc., a privately held fuel cell manufacturing company. From December 2011 to October 2013, Mr. Carter served as the Vice President of Finance and Corporate Controller at Kovio, Inc., a privately held electronic device manufacturing company. From March 2007 to December 2011, Mr. Carter served as Vice President of Finance and Corporate Controller at MiaSolé, a thin-film solar panel manufacturer. Previously, Mr. Carter served as the Corporate Controller at PortalPlayer, Inc. and Transmeta Corporation, both publicly traded fabless semiconductor companies. Mr. Carter received a B.S. in Business Administration from California State University, Chico. Mr. Carter is a Certified Public Accountant (inactive license) and began his career as an auditor at Ernst & Young, LLP.

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

Tamara F. Rook has served as our Vice President, Health Economics & Reimbursement since September 2013. From June 2012 to August 2013, Ms. Rook was the Vice President of Reimbursement at Vertos Medical Inc., a medical device company, where she focused on gaining market access for an emerging therapy. From 2006 to June 2012, Ms. Rook worked in the neuromodulation space with Medtronic, Inc. and from 2004 to 2006 she worked at Cyberonics, Inc. where she was focused on managing patient access and initiating coverage for new indications. Ms. Rook received an M.B.A. from the University of Houston and a B.A. in Public Administration from Texas State University. Non-Employee Directors

Ali Behbahani, M.D. has served on our board of directors since September 2014. Dr. Behbahani joined New Enterprise Associates, Inc., or NEA, in 2007 and is a Partner on the healthcare team. Prior to joining NEA, Dr. Behbahani worked as a consultant in business development at The Medicines Company, a specialty pharmaceutical company developing acute care cardiovascular products. Dr. Behbahani previously held positions as a venture associate at Morgan Stanley Venture Partners and as a healthcare investment banking analyst at Lehman Brothers. He conducted basic science research in the fields of viral fusion inhibition and structural proteomics at the National Institutes of Health and at Duke University. Dr. Behbahani currently serves on the board of directors of several private companies. Dr. Behbahani has also been a director of Adaptimmune Therapeutics plc, a public biopharmaceutical company, since September 2014, and serves on the nominating and governance committee. Dr. Behbahani holds an M.D. from The University of Pennsylvania School of Medicine, an M.B.A. from The University of Pennsylvania Wharton School and a B.A. in Biomedical Engineering, Electrical Engineering and Chemistry from Duke University. We believe that Dr. Behbahani is qualified to serve on our board of directors due to his experience in the life science industry and his investment experience.

Lisa D. Earnhardt has served on our Board since June 2015. She has served as President and Chief Executive Officer of Intersect ENT and as a member of its board of directors since March 2008. Prior to joining Intersect ENT, Ms. Earnhardt served as President of Boston Scientific’s Cardiac Surgery division (formerly known as Guidant Corporation, or Guidant) from June 2006 to January 2008 until its sale to Getinge Group. From August 1996 to April 2006, Ms. Earnhardt worked at Guidant in a variety of sales and marketing leadership positions. Ms. Earnhardt served on the board of directors of Kensey Nash, a publicly traded company from 2011 until it was acquired by Royal DSM NA in 2012, where she served on the board’s nominating and governance and audit committees. Ms. Earnhardt holds an M.B.A. from Northwestern’s Kellogg School of Management and a B.S. in Industrial Engineering from Stanford University. We believe that Ms. Earnhardt is qualified to serve on our board of directors due to her experience in the medical device industry.

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

Shawn T McCormick has served on our board of directors since September 2014. Mr. McCormick served as Chief Financial Officer of Tornier N.V., a public medical device company, from September 2012 to October 2015 when Tornier merged with Wright Medical Group. From April 2011 to February 2012, Mr. McCormick was Chief Operating Officer of Lutonix, Inc., a medical device company acquired by C. R. Bard, Inc. in December 2011. From January 2009 to July 2010, Mr. McCormick served as Senior Vice President and Chief

Financial Officer of ev3 Inc., a public endovascular device company acquired by Covidien plc in July 2010. From May 2008 to January 2009, Mr. McCormick served as Vice President, Corporate Development at Medtronic, Inc., a public medical device company, where he was responsible for leading Medtronic’s worldwide business development activities. From 2007 to 2008, Mr. McCormick served as Vice President, Corporate Technology and New Ventures of Medtronic. From 2002 to 2007, Mr. McCormick was Vice President, Finance for Medtronic’s Spinal, Biologics and Navigation business. Prior to that, Mr. McCormick held various other positions with Medtronic, including Corporate Development Director, Principal Corporate Development Associate, Manager, Financial Analysis, Senior Financial Analyst and Senior Auditor. Prior to joining Medtronic, he spent four years with the public accounting firm KPMG Peat Marwick. He has been a director of Entellus Medical, Inc., a public medical device company, since November 2014, and serves as the chairman of the audit committee and as a member of the nominating and corporate governance committee. Mr. McCormick has been a director of SurModics, Inc., a public medical device and in vitro diagnostic technologies company, since December 2015 and serves on the audit committee and corporate governance and nominating committee. Mr. McCormick earned his M.B.A. from the University of Minnesota’s Carlson School of Management and his B.S. in Accounting from Arizona State University. He is a Certified Public Accountant (inactive license). We believe that Mr. McCormick is qualified to serve on our board of directors due to his financial expertise and operational experience in the medical device industry.

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

The remaining information required by this Item 10 is hereby incorporated by reference from the information under the captions “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”).

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

February 29, 2016:

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

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL DEMANE Michael DeMane	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 29, 2016

/s/ ANDREW H. GALLIGAN Andrew H. Galligan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016

/s/ ALI BEHBAHANI Ali Behbahani, M.D.	Director	February 29, 2016

/s/ LISA EARNHARDT Lisa Earnhardt	Director	February 29, 2016

/s/ FRANK FISCHER Frank Fischer	Director	February 29, 2016

/s/ WILFRED E. JAEGER Wilfred E. Jaeger, M.D.	Director	February 29, 2016

/s/ SHAWN T MCCORMICK Shawn T McCormick	Director	February 29, 2016

/s/ BRAD H. VALE Brad H. Vale, Ph.D., D.V.M	Director	February 29, 2016

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws of Nevro Corp.	8-K	11/12/2014	3.1

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

10.1†	Amended and Restated License Agreement, dated October 2, 2006, by and among the Company and Mayo Foundation for Medical Education and Research, Venturi Group, LLC.	S-1/A	10/15/2014	10.1

10.2(a)†	Stellar Manufacturing Agreement, dated as of July 1, 2009, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(a)

10.2(b)†	First Amendment to Stellar Manufacturing Agreement, dated as of July 1, 2014, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(b)

10.2(c)*	Second Amendment to Stellar Manufacturing Agreement, dated as of January 28, 2016, by and between the Company and Stellar Technologies, Inc.				X

10.3†	Supply Agreement, dated as of July 23, 2014 by and between the Company and Pro-Tech Design and Manufacturing, Inc.	S-1/A	10/15/2014	10.3

10.4(a)†	Supply Agreement, dated April 1, 2012, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(a)

10.4(b)†	Amendment to Supply Agreement, dated as of March 20, 2013, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(b)

10.5(a)†	Product Supply and Development Agreement, dated as of April 15, 2009, by and between the Company and EaglePicher Medical Power LLC.	S-1/A	10/15/2014	10.5

10.5(b)†	First Amendment to the Product Supply and Development Agreement, dated as of March 4, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	3/18/2015	10.5(b)

Exhibit I

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.5(c)*	Second Amendment to the Product Supply and Development Agreement, dated as of October 23, 2015, by and between the Company and EaglePicher Medical Power LLC.				X

10.6(a)	Amended and Restated Registration Rights Agreement, dated February 8, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(a)

10.6(b)	Amendment to Amended and Restated Registration Rights Agreement, dated March 5, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(b)

10.6(c)	Second Amendment to Amended and Restated Registration Rights Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.6(c)

10.7(a)	Multi-Tenant Space Lease, dated as of March 15, 2010, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(a)

10.7(b)	First Amendment to Lease, dated as of October 18, 2012, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(b)

10.7(c)	Second Amendment to Lease, dated as of February 18, 2015, by and between Deerfield Campbell LLC and the Company.	10-K	3/18/2015	10.7(c)

10.8(a)#	Nevro Corp. 2007 Stock Incentive Plan, as amended as of March 5, 2013.	S-1	10/03/2014	10.8(a)

10.8(b)#	Form of Incentive Stock Option Agreement (ISO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(b)

10.8(c)#	Form of Non-Incentive Stock Option Agreement (NSO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(c)

10.8(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(d)

10.9(a)#	Nevro Corp. 2014 Equity Incentive Award Plan.	S-8	11/12/2014	99.2(a)

10.9(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(b)

Exhibit I

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.9(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(c)

10.9(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(d)

10.10#	Nevro Corp. 2014 Employee Stock Purchase Plan.	S-8	11/12/2014	99.3

10.11#	Form of Indemnification Agreement for directors and officers.	S-1/A	10/10/2014	10.11

10.12(a)#	Offer Letter, dated as of March 8, 2011, by and between Michael DeMane and the Company.	S-1/A	10/10/2014	10.12(a)

10.12(b)#	Form of Employment Agreement by and between Michael DeMane and the Company.	S-1/A	10/10/2014	10.12(b)

10.13#	Offer Letter, dated as of October 9, 2012, by and between Rami Elghandour and the Company.	S-1	10/03/2014	10.13

10.14#	Offer Letter, dated as of May 12, 2010, by and between Andrew H. Galligan and the Company.	S-1	10/03/2014	10.14

10.15#	Offer Letter, dated as of November 1, 2012, by and between Michael Enxing and the Company.	S-1/A	10/10/2014	10.15

10.16#	Offer Letter, dated as of February 27, 2014, by and between Balakrishnan Shankar and the Company.	S-1/A	10/10/2014	10.16

10.17#	Offer Letter, dated as of January 16, 2007, by and between Andre Walker and the Company.	S-1/A	10/10/2014	10.17

10.18(a)	Amended and Restated Stockholders’ Agreement, dated February 8, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(a)

10.18(b)	Amendment to Amended and Restated Stockholders’ Agreement, dated March 5, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(b)

10.18(c)	Second Amendment to Amended and Restated Stockholders’ Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.18(c)

10.19#	Nevro Corp. Non-Employee Director Compensation Program.	S-1/A	10/10/2014	10.19

Exhibit I

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.20#	Form of Change in Control Severance Agreement.	S-1/A	10/10/2014	10.20

10.21(a)	Term Loan Agreement, dated October 24, 2014, by and between the Company and Capital Royalty Partners II L.P.	S-1/A	10/27/2014	10.21

10.21(b)	First Amendment to Term Loan Agreement, dated as of March 9, 2015, by and between the Company and Capital Royalty Partners II L.P.	10-K	3/18/2015	10.21(b)

10.21(c)	Second Amendment to Term Loan Agreement, dated as of June 29, 2015, by and between the Company and Capital Royalty Partners II L.P.	10-Q	8/6/2015	10.2

10.22†	Supply Agreement, dated March 13, 2015, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K/A	5/29/2015	10.22

10.23	Lease Agreement, dated as of March 5, 2015, by and between the Company and Westport Office Park, LLC.	10-K	3/18/2015	10.23

10.24#	Offer Letter, dated as of March 30, 2015, by and between the Company and Doug Alleavitch	8-K	4/9/2015	10.1

10.25*	Manufacturing and Supply Agreement, dated as of December 18, 2015, by and between the Company and Vention Medical Design and Development, Inc.				X

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance.				X

Exhibit I

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.
**	The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Nevro Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Exhibit I