Form 10-Q
period 2016-03-31
NEVRO CORP
filed 2016-05-09
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2016 there were 28,322,494 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$48,758	$87,036
Short-term investments	114,439	106,634
Accounts receivable, net of allowance for doubtful accounts of $184 and $122 at March 31, 2016 and December 31, 2015, respectively	29,039	22,522
Inventories	67,576	62,430
Prepaid expenses and other current assets	6,068	4,009

Total current assets	265,880	282,631
Property and equipment, net	5,862	5,794
Other assets	1,802	1,852
Restricted cash	906	906

Total assets	$274,450	$291,183

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,774	$21,887
Accrued liabilities	13,430	14,381
Other current liabilities	147	121

Total current liabilities	25,351	36,389
Notes payable	19,801	19,740
Other long-term liabilities	518	462

Total liabilities	45,670	56,591

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2016 and December 31, 2015; zero shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at March 31, 2016 and December 31, 2015; 28,304,028 and 28,143,573 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	28	28
Additional paid-in capital	427,848	424,147
Accumulated other comprehensive loss	(400)	(175)
Accumulated deficit	(198,696)	(189,408)

Total stockholders’ equity	228,780	234,592

Total liabilities and stockholders’ equity	$274,450	$291,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$41,651	$9,662
Cost of revenue	15,664	3,873

Gross profit	25,987	5,789
Operating expenses
Research and development	6,361	4,998
Sales, general and administrative	28,643	13,130

Total operating expenses	35,004	18,128

Loss from operations	(9,017)	(12,339)
Interest income	215	104
Interest expense	(642)	(673)
Other income (expense), net	490	(1,010)

Loss before income taxes	(8,954)	(13,918)
Provision for income taxes	334	142

Net loss	(9,288)	(14,060)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(279)	(123)
Changes in unrealized gains (losses) on short-term investments, net	54	(79)

Net change in other comprehensive loss	(225)	(202)

Comprehensive Loss	$(9,513)	$(14,262)

Net loss per share, basic and diluted	$(0.33)	$(0.57)

Weighted average number of common shares used to compute basic and diluted net loss per share	28,194,457	24,849,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(9,288)	$(14,060)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	380	46
Stock-based compensation expense	3,055	1,218
Accretion of discount on short-term investments	(80)	(71)
Provision for doubtful accounts	66	—
Write-down of inventory	947	264
Non-cash interest expense	60	58
Unrealized losses on foreign currency transactions	224	—
Changes in operating assets and liabilities
Accounts receivable	(6,583)	(704)
Inventories	(6,613)	(3,644)
Prepaid expenses and other current assets	(2,059)	(175)
Other assets	50	(1,909)
Accounts payable	(9,792)	3,496
Accrued liabilities	(688)	(1,335)
Other long-term liabilities	56	(13)

Net cash used in operating activities	(30,265)	(16,829)

Cash flows from investing activities
Purchases of short-term investments	(46,270)	(3,741)
Proceeds from maturity of short-term investments	38,600	18,022
Changes in restricted cash	—	(606)
Purchases of property and equipment	(940)	(228)

Net cash provided by (used in) investing activities	(8,610)	13,447

Cash flows from financing activities
Proceeds from issuance of common stock from stock option exercises	633	79

Net cash provided by financing activities	633	79

Effect of exchange rate changes on cash and cash equivalents	(36)	—

Net decrease in cash and cash equivalents	(38,278)	(3,303)

Cash and cash equivalents
Cash and cash equivalents at beginning of period	87,036	25,287

Cash and cash equivalents at end of period	$48,758	$21,984

Significant non-cash transactions
Purchases of property and equipment in accounts payable	$261	$360

Vesting of early-exercised stock options	$13	$13

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2015, the Company incurred a net loss of $67.4 million and used $100.4 million of cash in operations. For the three months ended March 31, 2016, the Company incurred a net loss of $9.3 million and used $30.3 million of cash in operations. At March 31, 2016 and December 31, 2015, the Company had an accumulated deficit of $198.7 million and $189.4 million, respectively, and does not expect to experience positive cash flows in the near future. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering and its June 2015 underwritten public offering. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses, if necessary, to meet its obligations as they become due. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and on the same basis as the audited financial statements filed on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 29, 2016. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2016, and the results of its operations and cash flows for the three months ended March 31, 2016 and 2015. All such adjustments are of a normal and recurring nature. The interim financial data as of March 31, 2016 is not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any future period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report filed on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 29, 2016.

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

Historically, the Company derived most of its revenue from sales to customers in Australia and Europe. In May 2015, the U.S. Food and Drug Administration (FDA) approved the Company’s premarket approval (PMA) application to market Senza in the United States and the Company launched sales in the United States in 2015. Revenue by geography is based on the billing address of the customer. The following table sets forth, by geographic area, those countries with revenue accounting for more than 10% of the total revenue in any of the periods presented:

	Three Months Ended March 31,
	2016	2015
United States	71%	—
Australia	8%	27%
United Kingdom	6%	22%
Germany	6%	18%

Long-lived assets located outside the United States are not material; therefore, disclosures have been limited to revenue.

Foreign Currency Translation

The Company’s consolidated financial statements are prepared in U.S. dollars (USD). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the monthly average exchange rates during the period when the transaction occurs. The resulting foreign currency translation adjustments from this process are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets.

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

	Three Months Ended March 31,
	2016	2015
Net unrealized foreign currency gain (loss)	$(53)	$(492)
Net realized foreign currency gain (loss)	615	(472)

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States of America in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended March 31, 2016 and December 31, 2015. The Company also held cash in foreign banks of approximately $5.5 million at March 31, 2016 and $5.2 million at December 31, 2015 that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

During the three months ended March 31, 2016 and 2015, no single customer accounted for more than 10% of the Company’s revenue. As of March 31, 2016 and December 31, 2015, no single customer accounted for 10% of the accounts receivable balance.

The Company is subject to risks common to medical device companies, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, manufacturing quality and scaling, uncertainty of market acceptance of products and the need to obtain additional financing. The Company is dependent on third-party manufacturers and suppliers, in some cases sole- or single-source suppliers.

There can be no assurance that the Company’s products or services will continue to be accepted in its existing marketplaces, nor can there be any assurance that any future products or services can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products or services will be successfully marketed, if at all.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $33.6 million and $36.6 million as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of March 31, 2016 and December 31, 2015 consists of a letter of credit of $0.6 million representing collateral for the Company’s Redwood City, California building lease pursuant to an agreement dated March 5, 2015 and certificates of deposit of $0.3 million collateralizing payment of charges related to the Company’s credit cards.

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

The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory that is in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach at that has been used to value inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. In addition, the Company determines at times that there may be certain inventory that does not meet its product requirements. As a result of these evaluations, for the three months ended March 31, 2016 and 2015, the Company recognized total write downs of $0.9 million and $0.3 million for its inventories. The Company’s estimation of the future demand for a particular component of the Senza product may vary and may result in changes in estimates of inventory values in any particular period.

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

The Company has a limited one to five year warranty to most customers in the markets in which it operates. Estimated warranty obligations are recorded at the time of sale, and warranty costs have not been material to date.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through March 31, 2016.

Income Taxes

During the three months ended March 31, 2016 and 2015, the Company calculated its interim tax provision to record taxes incurred on a discrete basis due to the variability of taxable income in the jurisdictions in which it operates. Additionally, the Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements or income tax returns. In estimating future tax consequences, expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes for the three months ended March 31, 2016 and 2015, is primarily comprised of foreign taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015.

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in the stockholders’ equity except those resulting from and distributions to stockholders. The Company’s changes in unrealized gains and losses on available-for-sale investment securities and foreign currency translation adjustments represent the components of other comprehensive income (loss) that are excluded from the reported net loss and have been presented in the consolidated statements of operations and comprehensive loss.

Research and Development

Research and development costs, including new product development, regulatory compliance and clinical research, are charged to operations as incurred in the consolidated statements of operations and comprehensive loss. Such costs include personnel-related costs, including stock-based compensation, supplies, services, depreciation, allocated facilities and information services, clinical trial and related clinical manufacturing expenses, fees paid to investigative sites and other indirect costs.

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

The Company also issues stock options and restricted stock units with vesting based upon completion of performance goals. The fair value for these performance based awards is recognized over the period during which the goals are to be achieved. Stock-based compensation expense recognized at fair value includes the impact of estimated probability that the goals would be achieved, which is assessed prior to the requisite service period for the specific goals.

The Company recognizes a benefit from stock-based compensation as additional paid-in capital if an incremental tax benefit is realized by following the with-and-without approach.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the Company’s restricted stock units and common stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss in all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which permits companies to measure inventory at the lower of cost and realizable value. ASU 2015-11 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The Company has not determined the potential effects of ASU 2015-11 on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017. In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the aspects of Topic 606 that relates to identifying performance obligations and licensing implementation guidance. The effective date of ASU 2016-10 is the same as that of ASU 2014-09. The Company has not determined the potential effects of the guidance on its consolidated financial statements, nor has it selected the transition method.

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

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires an entity to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018. The Company has not determined the potential effects of the guidance on its consolidated financial statements.

In March 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based

Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public entities for annual periods beginning after December 15, 2016. The Company has not determined the potential effects of the guidance on its consolidated financial statements.

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

Cash Equivalents and Short-Term Investments

The Company’s cash equivalents are comprised of investments in money market funds that are classified as Level 1 of the fair value hierarchy and commercial paper that is classified as Level 2 in the fair value hierarchy. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access. The Company’s short-term investments are comprised of commercial paper and U.S. government agency obligations. All short-term investments have been classified within Level 1 or Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry-standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Balance as of March 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$33,589	$—	$—	$33,589
Commercial paper (iii)	—	103,888	—	103,888
Treasury bonds (iii)	10,551	—	—	10,551

Total assets	$44,140	$103,888	$—	$148,028

Balance as of December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$36,559	$—	$—	$36,559
Commercial paper (ii)	—	129,206	—	129,206
Treasury bonds (iii)	10,617	—	—	10,617

Total assets	$47,176	$129,206	$—	$176,382

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

(iii)	Included in short-term investments on the condensed consolidated balance sheets.

4. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$103,707	$181	$—	$103,888
Treasury bonds	10,546	5	—	10,551

Total securities	$114,253	$186	$—	$114,439

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper (i)	$129,075	$131	$—	$129,206
Treasury bonds	10,616	1	—	10,617

Total securities	$139,691	$132	$—	$139,823

(i)	Includes $33.2 million of commercial paper that is classified as cash and cash equivalents on the consolidated balance sheet.

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The Company has not recorded any realized gains or losses on its investments during the periods presented.

The contractual maturities of the Company’s investment securities were all within one year as of March 31, 2016 and December 31, 2015.

Inventories (in thousands)

	March 31, 2016	December 31, 2015
Raw materials	$38,883	$37,096
Finished goods	28,693	25,334

	$67,576	$62,430

Property and Equipment, Net (in thousands)

	March 31, 2016	December 31, 2015
Laboratory equipment	$943	$921
Computer equipment and software	2,044	1,836
Furniture and fixtures	1,809	1,752
Leasehold improvements	1,213	1,188
Construction in process	936	799

Total	6,945	6,496
Less: Accumulated depreciation and amortization	(1,083)	(702)

Property and equipment, net	$5,862	$5,794

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Depreciation and amortization expense	$380	$46

Accrued Liabilities (in thousands)

	March 31, 2016	December 31, 2015
Accrued payroll and related expenses	$8,111	$9,857
Accrued professional fees	951	583
Accrued taxes	1,954	2,044
Accrued clinical and research expenses	532	405
Accrued other	1,882	1,492

Total accrued liabilities	$13,430	$14,381

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

The Company recognized rent expense during the periods indicated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Rent expense	$600	$207

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There are no matters which the Company has determined are reasonably possible of materially affecting the Company’s financial position or results of operations.

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

Per terms of the license, the Company is required to:

•	Pay a retainer fee of $40,000 per annum starting March 2011 and ending on February 2013; and

•	Pay royalties based on the greater of earned royalties or a minimum royalty. The earned royalties are based on a percentage of net sales of licensed products either by the Company or the sub-licensee. The minimum annual royalty payment is $200,000.

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Royalty expense	$414	$98

6. Notes Payable

Capital Royalty Term Loan

On October 24, 2014, the Company entered into a credit facility (the “credit facility”) with Capital Royalty Partners and certain of its affiliates (the “lenders”) under which, subject to certain conditions, the Company may enter into three term loan agreements totaling $50.0 million with the lenders on or before September 30, 2015. Under the credit facility, each term loan is to be paid over 24 quarterly payment periods, with the first payment due on the last day of the calendar quarter during the period for which the term loan is made. The first twelve quarterly payments will be interest only payments, and the last twelve quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 11.5% per annum. During the interest only period for the first twelve quarterly payments under each term loan, the Company may elect to make the 11.5% interest payment by making a cash payment for the 8.0% per annum of interest and making a payment in kind for the remaining amount, for which the 3.5% per annum of interest would be added to the outstanding principal amount of the loans. The Company has initially chosen not to elect the payment in kind option. The final payment will also include an additional amount for closing and repayment fees equivalent to 5% of the term loan agreement. The Company entered into the first term loan for $20.0 million on December 12, 2014, and incurred closing fees of $0.5 million. Under the original agreement, the Company was eligible to enter into a second term loan for a principal amount of $10.0 million on or prior to March 31, 2015 and a third term loan for a principal amount of $20.0 million on or prior to September 30, 2015, in each case, upon meeting certain conditions. In March 2015, the Company entered into a First Amendment under its credit facility with Capital Royalty Partners to extend the draw-down deadline of the second draw from March 31, 2015 to June 29, 2015. In June 2015, the Company entered into a Second Amendment to extend the draw-down deadline of the second draw from June 29, 2015 to September 30, 2015. The Company met the deadline to satisfy certain conditions precedent on or prior to September 30, 2015, such that the interest only period on the first draw was extended so that the outstanding principal amount of the term loans will be payable in a single installment at maturity (the 24th quarterly payment date after the first borrowing). The credit facility contains customary events of default, including in the event of bankruptcy or upon the occurrence of a material adverse change. The Company’s obligations under the credit facility are collateralized by substantially all of its assets, including its intellectual property. As of September 30, 2015, the Company did not elect to enter into the second or third draw, and the option to do so expired as of September 30, 2015.

The credit facility includes affirmative and negative covenants, including certain minimum financial covenants for pre-specified liquidity and revenue requirements. In particular, the Company is required to maintain a minimum of $5.0 million of cash and certain cash equivalents, and the Company must achieve minimum revenue of $25.0 million in 2015, $30.0 million in 2016, $40.0 million in 2017, $50.0 million in 2018 and $70.0 million in 2019. In addition, the credit facility prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. As of March 31, 2016, the Company was in compliance with all applicable financial covenants.

As of March 31, 2016, future minimum payments for the notes are as follows (in thousands):

Term Loans
Year ending December 31,
2016	$1,756
2017	2,332
2018	2,332
2019	2,332
2020 and beyond	22,751

Total minimum payments	31,503
Less: Amount representing interest	(10,503)
Less: Amount representing closing and repayment fees	(1,000)

Present value of minimum payments	20,000
Less: Unamortized debt discount	(388)
Plus: Accretion of closing and repayment fees	189

Notes payable, net	19,801
Less: Notes payable, current portion	—

Non-current portion of notes payable	$19,801

7. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended March 31,
	2016	2015
Net loss, basic and diluted	$(9,288)	$(14,060)

Weighted-average shares outstanding	28,206,861	24,876,383
Less: weighted average shares subject to repurchase	(12,404)	(27,154)

Weighted average shares used to compute basic and diluted net loss per share	28,194,457	24,849,229

Net loss per share, basic and diluted	$(0.33)	$(0.57)

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods. The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	March 31,
	2016	2015
Unreleased restricted stock	202,291	—
Options to purchase common stock	3,170,586	3,315,947

Total	3,372,877	3,315,947

8. Employee Benefit Plans

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

There were no sales under the ESPP during the three months ended March 31, 2016 and 2015. Shares available for future purchase under the ESPP were 693,597 at March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 29, 2016.

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

In the second quarter of 2015, we recorded our first commercial sales of Senza in the United States. During 2015, sales in the United States increased from $53,000 in the second quarter to $4.5 million in the third quarter and $19.8 million in the fourth quarter. Revenue from international sales was $9.7 million, $11.3 million, $10.9 million and $13.3 million for the first, second, third and fourth quarters of fiscal year 2015, respectively. Our total revenue was $9.7 million, $11.4 million, $15.4 million and $33.1 million for the first, second, third and fourth quarters of fiscal year 2015, respectively. In the first quarter of 2016, our international revenue was $12.2 million, and revenue in the United States was $29.5 million, with total combined revenue of $41.7 million.

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

Since our inception, we have financed our operations primarily through equity financings and borrowings under our debt facility. Our accumulated deficit as of March 31, 2016 was $198.7 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy, including, our pivotal clinical trial, SENZA-RCT, and more recently we have made a significant investment building our U.S. commercial infrastructure and sales force to support our commercial launch in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. As a result of these and other factors, we expect to continue to incur net losses for the next several years and may require substantial additional funding, which may include future equity and debt financings.

We rely on third-party suppliers for all of the components of Senza and for the assembly of the system. Many of these suppliers are currently single-source suppliers. During 2015, we entered into several supply agreements in an effort to reinforce our supply chain. We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. In particular, we have substantially increased our levels of inventory in order to meet our estimated demand in the United States and, as a result, incur significant expenditures associated with such increases in our inventory. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolesce.

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

Importance of Physician Awareness and Acceptance of Senza

We continue to invest in programs to educate physicians who treat chronic pain about the advantages of Senza. This requires significant commitment by our marketing team and sales organization, and can vary depending upon the physician’s practice specialization, personal preferences and geographic location. We are competing with well-established companies in our industry that have strong existing relationships with many of these physicians. Educating physicians about the advantages of Senza, and influencing these physicians to use Senza to treat chronic pain, is required to grow our revenue.

Access to Hospital Facilities

In the United States, in order for physicians to use Senza, the hospital facilities where these physicians treat patients typically will require us to enter into purchasing contracts. This process can be lengthy and time-consuming and requires extensive negotiations and management time. In Europe, we may be required to engage in a contract bidding process in order to sell Senza, which processes are only open at certain periods of time, and we may not be successful in the bidding process.

Inventory Buildup and Supply Chain Management

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, as we continue with our commercial launch of Senza in the United States and continue to add additional supplier to fortify our supply chain, we are substantially increasing our levels of inventory. As a result, we are incurring significant expenditures associated with the increases in our inventory, which will include satisfying certain minimum purchase obligations, as demand for Senza in the United States is developing. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case in the three months ended March 31, 2016 and the year ended December 31, 2015, wherein we recorded a write down of inventory of $0.5 million and $2.1 million, respectively, for inventory that did not meet our product requirements. Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2016.

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

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality, as we have historically experienced lower sales in the summer months and around the holidays, and the impact of the buying patterns and implant volumes of our hospitals and medical facilities, and third-party distributors. In addition, in the second quarter of 2015, we commenced commercial sales of Senza in the United States and recorded revenue of approximately $24.4 million in fiscal 2015 and $29.5 million for the three months ended March 31, 2016 for sales in the United States. We anticipate that our total revenue will increase as we continue our commercial launch in the United States.

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

In the last two years, we significantly increased the size of our sales presence internationally and increased marketing spending to generate sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support the commercial launch of Senza in the U.S. We expect SG&A expenses to continue to significantly increase as we build up our sales and marketing personnel to support commercialization of Senza in the United States, continue to increase the size of our sales and marketing organizations and increase our international presence and develop and assist our channel partners.

For the three months ended March 31, 2016, our administrative expenses increased compared to the same period in the prior year. We expect our administrative expenses will continue to increase as we increase our headcount and expand our facility and information technology to support our growing operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) as a large accelerated filer, director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three months ended March 31,
	2016	2015	Change
(in thousands)
Revenue	$41,651	$9,662	$31,989
Cost of revenue	15,664	3,873	11,791

Gross profit	$25,987	$5,789	$20,198

Gross margin	62%	60%	2%

Revenue. Revenue increased to $41.7 million in the three months ended March 31, 2016 from $9.7 million in the three months ended March 31, 2015, an increase of $32.0 million, or 331%. The net revenue increase was primarily due to $29.5 million of sales of the Senza system in the United States, which began in May 2015, and continued adoption of the Senza system in international markets where it has historically been sold.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $15.7 million in the three months ended March 31, 2016 from $3.9 million in the three months ended March 31, 2015, an increase of $11.8 million, or 304%. This was primarily due to a $9.3 million increase in the costs of manufactured product components as sales volumes increased in the most recent period, as well as an increase of $1.0 million related to product accessories used as part of ramping our operational infrastructure in response to our U.S. product launch. Gross profit increased to $26.0 million in the three months ended March 31, 2016 from $5.8 million in the three months ended March 31, 2015, an increase of $20.2 million, or 349%. Gross profit as a percentage of revenue, or gross margin, increased to 62% in the three months ended March 31, 2016, compared to 60% in the three months ended March 31, 2015. Gross margin increased from the corresponding period in the prior year partly as a result of a decreasing impact of foreign exchange rates on our gross margin. While our costs are primarily incurred in U.S. dollars, overall international revenue has historically been negatively impacted by the appreciation of the U.S. dollar, which negatively impacts our overall gross margin, although to a lesser extent in the three months ended March 31, 2016.

Operating Expenses

	Three Months Ended March 31,
	2016		2015
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$6,361	15%	$4,998	52%	$1,363
Sales, general and administrative	28,643	69%	13,130	136%	15,513

Total operating expenses	$35,004	84%	$18,128	188%	$16,876

Research and Development Expense. R&D expense increased to $6.4 million in the three months ended March 31, 2016 from $5.0 million in the three months ended March 31, 2015, an increase of $1.4 million, or 27%. The increase in R&D expense reflects an increase in headcount and related personnel and consulting costs of $1.1 million and an increase in clinical and development expenses of $0.3 million.

Sales, General and Administrative Expense. SG&A expense increased to $28.6 million in the three months ended March 31, 2016 from $13.1 million in the three months ended March 31, 2015, an increase of $15.5 million, or 118%. This increase was primarily due to an increase in personnel costs of $13.1 million in relation to an increase in headcount for SG&A personnel in support of our U.S. commercial launch, increased travel, training, marketing and associated supplies costs of $0.9 million, additional facilities costs of $0.6 million and increased legal and other professional services costs associated with being a public company of $0.5 million.

Interest Income, Interest Expense and Other Income (Expense), Net and Provision for Income Taxes

	Three months ended March 31,
	2016	2015	Change
(in thousands)
Interest income	$215	$104	$111
Interest expense	(642)	(673)	31
Other income (expense), net	490	(1,010)	1,500
Provision for income taxes	334	142	192

Interest Income. Interest income increased to $0.2 million in the three months ended March 31, 2016 from $0.1 million in the three months ended March 31, 2015, primarily as a result of the increase in average investment balances as well as average investment return rates.

Interest Expense. Interest expense was primarily related to the debt outstanding as a result of a borrowing under our credit facility that occurred in December 2014. Interest expense decreased to $0.6 million in the three months ended March 31, 2016 from $0.7 million in the three months ended March 31, 2015.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances. In the three months ended March 31, 2016, we recorded a gain of $0.6 million, compared to the corresponding period in the prior year when we recorded a loss of $1.0 million.

Provision for Income Taxes. Income tax expense was $0.3 million and $0.1 million in the three months ended March 31, 2016 and 2015, respectively, and was primarily associated with foreign taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception through March 31, 2016, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, and borrowing under our credit facility. At March 31, 2016, we had cash and cash equivalents and investments of $163.2 million. Based on our current operating plan, we expect that our cash on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

In October 2014, we entered into a credit facility with Capital Royalty Partners and certain of its affiliates, which we refer to as our credit facility, whereby we have access to borrow up to $50.0 million principal amount of senior secured term loan financing in up to three draws on or before September 30, 2015. We did not elect to enter into the second or third draw of $10.0 million and $20.0 million, respectively, under our credit facility with Capital Royalty Partners and the option to do so has expired. As of March 31, 2016, we have outstanding a term loan with a principal balance of $20.0 million under the facility.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three months ended March 31,
	2016	2015
(in thousands)
Net cash provided by (used in)
Operating activities	$(30,265)	$(16,829)
Investing activities	(8,610)	13,447
Financing activities	633	79
Effect of exchange rate on cash flows	(36)	—

Net decrease in cash and cash equivalents	$(38,278)	$(3,303)

Cash Used in Operating Activities. Net cash used in operating activities was $30.3 million in the three months ended March 31, 2016, compared to $16.8 million in the three months ended March 31, 2015. In the three months ended March 31, 2016, net cash used in operations was primarily a result of the net losses recorded during the period of $9.3 million, as well as decreases in our accounts payable and accrued liabilities of $10.5 million. We also had increases in our inventories of $6.6 million as we build inventories and increases in accounts receivable of $6.6 million, both in relation to our continued U.S. commercial launch. These changes were partially offset by the recording of non-cash stock based compensation expense of $3.1 million. In the three months ended March 31, 2015, the net cash used in operations primarily a result of the net losses recorded during the period of $14.1 million, as well as increases in inventories of $3.6 million and long-term other assets of $1.9 million. This was partially offset by an increase in accounts payable and accrued liabilities of $2.2 million and non-cash stock based compensation expense of $1.2 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net purchases of investments of $7.7 million in the three months ended March 31, 2016, compared to net proceeds from maturities of investments of $14.3 million for the corresponding period in prior year.

Cash Provided by Financing Activities. Cash provided by financing activities was $0.6 million in the three months ended March 31, 2016 due to cash received from the exercise of common stock options, compared to $79,000 for the corresponding period in prior year.

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

Off-Balance Sheet Arrangements

Through March 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 5 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2016, we had cash and cash equivalents of $48.8 million, consisting of cash and money market funds, and short-term investments of $114.4 million, consisting of commercial paper and treasury bonds. We maintained investments in money market funds that were not federally insured in the three months ended March 31, 2016 and additionally held cash in foreign banks of approximately $5.5 million at March 31, 2016 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, substantially all of our revenue and a portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction gains of $0.6 million in the three months ended March 31, 2016 and losses of $1.0 million in the three months ended March 31, 2015. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the three months period ended March 31, 2016 would have affected the annualized consolidated foreign-currency-denominated operating loss by approximately 9% for the year. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On May 14, 2015, Boston Scientific Neuromodulation Corporation, a unit of Boston Scientific Corporation, filed with the U.S. Patent and Trademark Office (USPTO) two petitions for inter partes review (IPR) alleging that certain claims of U.S. Patent No. 8,359,102 (the ‘102 patent) are invalid due to prior art references. Through the IPR petitions, Boston Scientific sought to invalidate the challenged claims. The ‘102 patent is one of our 66 issued U.S. patents directed to our innovations in the neuromodulation field. On November 30, 2015, the Patent Trial and Appeals Board (PTAB) at the USPTO determined that Boston Scientific failed to establish a reasonable likelihood of showing that any of the challenged claims of the ‘102 patent was invalid, and therefore denied institution of the petitions for inter partes review.

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

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. In May 2015, the FDA approved our PMA to market Senza in the United States and we commenced commercial sales in the United States in mid-2015. We expect to continue to incur losses as we build our U.S. commercial sales force and continue our commercial launch in the United States, as well as continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $9.3 million for the three months ended March 31, 2016 and net losses of $67.4 million and $30.7 million for the years ended December 31, 2015 and 2014, respectively. As of March 31, 2016 our accumulated deficit was $198.7 million. Our prior losses, combined with expected future losses, have had, and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are substantially dependent on market acceptance in the United States for our HF10 therapy, and the failure of our HF10 therapy to gain such market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and HF10 therapy for the treatment of chronic leg and back pain. Prior to 2015, our revenue was derived nearly entirely from sales of Senza in Europe and Australia. Although we received approval for our PMA in May 2015, we are still in the early stages of our commercialization efforts in the United States, with only three full quarters of commercial sales thus far. We have incurred and will in the future incur significant costs, including costs to continue to build our sales force, in order to sustain our commercial sales in the United States. If we are unable to continue to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for this product. Because we do not have any other products currently in development, if we are unsuccessful in commercializing Senza or are unable to market Senza as a result of a quality problem, failure to maintain or obtain additional regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our HF10 therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

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

Failing to maintain FDA approval could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to improve or augment manufacturing processes, collect and provide data on the quality or safety of our product, or issue us warning letters relating to matters that may result in removal of our product from the market. Additionally, we will be required to obtain FDA approval prior to making any modification to the device, and the FDA may revoke the approval or impose other restrictions if post-market data demonstrates safety issues or lack of effectiveness. If we are unable to obtain and maintain the necessary regulatory approvals, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval, including Senza, will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify as we grow our presence in the U.S. market. For example, our major competitors, Medtronic plc, Boston Scientific Corporation and St. Jude Medical, Inc., each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years. In addition, we understand that St. Jude Medical is currently working to gain FDA approval for a SCS system that offers an alternate waveform, and in February 2016, the company gained approval for a neuromodulation system that stimulates the dorsal root ganglion for treatment of focal pain and complex regional pain syndrome. Additionally, Boston Scientific has commenced a randomized clinical trial of high-frequency SCS therapy. In addition to these major competitors, we may also face competition from smaller companies such as Nuvectra and Stimwave. Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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

Sales of Senza outside the United States have represented a substantial portion of our revenue from Senza sales. In 2010, we began selling Senza in the EEA through distributors and, in August 2011, we began selling Senza in Australia through our own sales force and distributors. As of March 31, 2016, we sell Senza directly in Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in the Netherlands, Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to U.S. and foreign governmental trade, import and export and customs regulations and laws.

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

We believe that SCS procedures using Senza are adequately described by existing CPT, HCPCS II and ICD-10-CM codes for the implantation of spinal cord stimulators and related leads performed in various sites of care, although such codes generally do not specifically describe procedures using either low-frequency or high-frequency stimulation. In the United States, CMS has approved a transitional pass-through payment for High Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective beginning January 1, 2016. This pass-through payment for HF10 therapy will be in addition to the established reimbursement for spinal cord stimulation devices.

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

In addition, our credit facility contains certain financial covenants, including certain minimum pre-specified liquidity and revenue requirements. In particular, we are required to maintain a minimum of $5.0 million of cash and certain cash equivalents, and we must achieve minimum revenue of $25.0 million in 2015, $30.0 million in 2016,

$40.0 million in 2017, $50.0 million in 2018 and $70.0 million in 2019. The covenants in our credit facility may limit our ability to take certain actions and, in the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding and foreclose on the collateral granted to it to collateralize such indebtedness, which includes our intellectual property. In September 2015, we elected not to enter into any additional drawdowns under the facility and the option to do so has expired.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. For more information, see Part II, Item 1 of this Report. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts, particularly in the United States, and our efforts to develop Senza and our HF10 therapy for the treatment of additional chronic pain indications and develop technology complementary to our current product. Our existing resources may not allow us to conduct all of the activities that we believe would be beneficial for our future growth. As a result, we may need to seek funds in the future. If we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the three months ended March 31, 2016, our net cash used in operating activities was $30.3 million, and for the year ended December 31, 2015 was $100.4 million. As of March 31, 2016, our working capital was $240.5 million. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of legal restrictions on resale, the trading price of our common stock could decline. As of March 31, 2016, we had outstanding a total of approximately 28.3 million shares of common stock. Of these shares, the 8,050,000 shares of our common stock sold in the IPO and the 5,411,762 shares sold by us and certain selling stockholders in our June 2015 underwritten public offering are freely tradable, without restriction (except as otherwise applicable), in the public market.

Furthermore, as of March 31, 2016, approximately 6.6 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of up to approximately 2.2 million shares of our outstanding common stock as of March 31, 2016 were entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2016 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates held approximately 53% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position, and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

Unregistered Sales of Equity Securities

From January 1, 2016 through March 31, 2016, we sold an aggregate of 1,843 shares of common stock to employees and consultants for cash consideration in the aggregate amount of approximately $4,500 upon the exercise of stock options not registered with the SEC.

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

In connection with the executive leadership succession plan previously announced, on May 4, 2016, we entered into a letter agreement (the “DeMane Agreement”) with Michael DeMane that confirms his compensatory arrangements with the Company as he transitions from Chairman and Chief Executive Officer of the Company to Executive Chairman of the Board of Directors of the Company (the “Board”) and an Amended and Restated Employment Agreement (the “Elghandour Agreement”) with Rami Elghandour that provides for compensation and benefits for Mr. Elghandour when he transitions from President of the Company to President and Chief Executive Officer of the Company, in each case, effective as of June 1, 2016.

Under the DeMane Agreement, Mr. DeMane will serve as Executive Chairman of the Board from June 1, 2016 through at least November 30, 2016 or as late as May 31, 2017. During his service as Executive Chairman, Mr. DeMane will continue to receive compensation and benefits under his current employment agreement on the same terms previously disclosed except that Mr. DeMane will be entitled to a pro-rated bonus payment for the year he terminates employment that will be paid at the same time other executives of the Company are paid similar bonuses and based upon company performance for the applicable year. In addition, effective as of November 30, 2016, Mr. DeMane will no longer be eligible to receive severance benefits under his existing employment agreement in connection with any termination of service.

The DeMane Agreement further provides that Mr. DeMane shall serve as the non-executive Chairman of the Board when his employment as Executive Chairman terminates and during his service as Chairman of the Board, Mr. DeMane’s equity awards will continue to vest on the same schedule applicable prior to his termination of employment. Mr. DeMane’s service as Chairman of the Board may not be terminated by the Company on less than six months’ notice other than for Cause (as defined in the DeMane Agreement) (which will require no notice) and in the event the Company terminates Mr. DeMane’s service as Chairman of the Board prior to December 31, 2018 for other than Cause, the vesting of all of his outstanding equity awards will immediately accelerate.

The Elghandour Agreement provides for Mr. Elghandour to serve as President and Chief Executive Officer of the Company effective as of June 1, 2016 on the same terms and conditions previously disclosed. In addition, the Elghandour Agreement provides for Mr. Elghandour to be entitled to receive severance benefits in the event his employment with the Company is terminated without Cause (as defined in the Elghandour Agreement) or he resigns for Good Reason (as defined in the Elghandour Agreement) (each, a “Qualifying Termination”). In the event of a Qualifying Termination that occurs more than 3 months prior to a Change in Control (as defined in the Elghandour Agreement) of the Company or more than 24 months after a Change in Control of the Company, Mr. Elghandour is entitled to receive severance benefits consisting of 12 months base salary payable in a single cash lump sum and up to 12 months of continued healthcare coverage premium reimbursement. In the event of a Qualifying Termination that occurs within the period commencing 3 months prior to a Change in Control of the Company and ending 24 months after a Change in Control of the Company, Mr. Elghandour is entitled to receive severance benefits consisting of 24 months of base salary payable in a single cash lump sum, 2 times his target annual bonus payable in a single cash lump sum, up to 24 months of continued healthcare coverage premium reimbursement and full vesting acceleration of each of his outstanding equity awards. Mr. Elghandour must provide a general release of claims against the Company and its affiliates to receive any of the severance benefits described above.

On May 5, 2016, we entered into an Amended and Restated Change in Control Severance Agreement (each, a “Change in Control Severance Agreement”) with each of Andrew H. Galligan, Doug Alleavitch and Andre Walker, the Company’s Chief Financial Officer, Vice President of Quality and Senior Vice President of Research and Development, respectively. Each Change in Control Severance Agreement has a term of three years that is extendable upon mutual agreement. Each Change in Control Severance Agreement provides the applicable executive with severance benefits in the event his employment is terminated by the Company without Cause (as defined in the applicable Change in Control Severance Agreement) or by the executive for Good Reason (as defined in the applicable Change in Control Severance Agreement) (each, a “Qualifying Termination”). In the event of a Qualifying Termination that occurs more than 3 months prior to a Change in Control (as defined in the applicable Change in Control Severance Agreement) of the Company or more than 24 months after a Change in Control of the Company, the executive is entitled to receive severance benefits consisting of 6 months base salary payable in a single cash lump sum and up to 6 months of continued healthcare coverage premium reimbursement. In the event of a Qualifying Termination that occurs within the period commencing 3 months prior to a Change in Control of the Company and ending 24 months after a Change in Control of the Company, the executive is entitled to receive severance benefits consisting of 18 months of base salary payable in a single cash lump sum, 1.5 times his target annual bonus payable in a single cash lump sum, up to 18 months of continued healthcare coverage premium reimbursement and full vesting acceleration of each of his outstanding equity awards. Pursuant to each Change in Control Severance Agreement, the applicable executive must provide a general release of claims against the Company and its affiliates to receive any of the severance benefits described above.

The foregoing descriptions of the DeMane Agreement, Elghandour Agreement and the Change in Control Severance Agreements are qualified in their entirety by the applicable agreement which is included as an Exhibit to this Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Description of Document	Incorporated by Reference
		Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

10.1†	Second Amendment to Stellar Manufacturing Agreement, dated as of January 8, 2016, by and between the Company and Stellar Technologies, Inc.	10-K	2/29/2016	10.2(c)

10.2#	Amendment to Employment Agreement by and between Michael DeMane and the Company, effective as of June 1, 2016.				X

Exhibit Number	Description of Document	Incorporated by Reference
		Form	Date	Number	Filed Herewith

10.3#	Employment Agreement by and between Rami Elghandour and the Company, effective as of June 1, 2016.				X

10.4#	Form of Amended and Restated Change in Control Severance Agreement for certain executive officers				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Nevro Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVRO CORP.
(Registrant)

Date: May 9, 2016	/s/ MICHAEL DEMANE
Michael DeMane
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	/s/ ANDREW H. GALLIGAN
Andrew H. Galligan
Chief Financial Officer (Principal Financial and Accounting Officer)