Form 10-Q
period 2016-06-30
NEVRO CORP
filed 2016-08-08
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 29, 2016 there were 28,502,344 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$50,696	$87,036
Short-term investments	239,791	106,634
Accounts receivable, net of allowance for doubtful accounts of $442 and $122 at June 30, 2016 and December 31, 2015, respectively	36,855	22,522
Inventories	68,122	62,430
Prepaid expenses and other current assets	7,014	4,009
Total current assets	402,478	282,631
Property and equipment, net	6,688	5,794
Other assets	2,240	1,852
Restricted cash	906	906
Total assets	$412,312	$291,183
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,121	$21,887
Accrued liabilities	17,260	14,381
Other current liabilities	172	121
Total current liabilities	30,553	36,389
Long-term debt	134,786	19,740
Other long-term liabilities	573	462
Total liabilities	165,912	56,591
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2016 and December 31, 2015; zero shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at June 30, 2016 and December 31, 2015; 28,482,180 and 28,143,573 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	28	28
Additional paid-in capital	454,157	424,147
Accumulated other comprehensive loss	(310)	(175)
Accumulated deficit	(207,475)	(189,408)
Total stockholders’ equity	246,400	234,592
Total liabilities and stockholders’ equity	$412,312	$291,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$55,400	$11,418	$97,051	$21,080
Cost of revenue	18,842	5,508	34,506	9,381
Gross profit	36,558	5,910	62,545	11,699
Operating expenses
Research and development	8,169	5,263	14,530	10,261
Sales, general and administrative	34,312	19,822	62,955	32,952
Total operating expenses	42,481	25,085	77,485	43,213
Loss from operations	(5,923)	(19,175)	(14,940)	(31,514)
Interest income	295	110	510	214
Interest expense	(972)	(681)	(1,614)	(1,354)
Other income (expense), net	(653)	175	(163)	(835)
Loss on extinguishment of debt	(1,268)	—	(1,268)	—
Loss before income taxes	(8,521)	(19,571)	(17,475)	(33,489)
Provision for income taxes	258	155	592	297
Net loss	(8,779)	(19,726)	(18,067)	(33,786)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(67)	120	(346)	(3)
Changes in unrealized gains (losses) on short-term investments, net	157	164	211	85
Net change in other comprehensive loss	90	284	(135)	82
Comprehensive Loss	$(8,689)	$(19,442)	$(18,202)	$(33,704)
Net loss per share, basic and diluted	$(0.31)	$(0.77)	$(0.64)	$(1.34)
Weighted average number of common shares used to compute basic and diluted net loss per share	28,381,253	25,564,249	28,287,855	25,208,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(18,067)	$(33,786)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	769	130
Stock-based compensation expense	6,504	3,130
Amortization (accretion) of discount on short-term investments	(208)	(173)
Non-cash loss on extinguishment of debt	1,157	—
Payment of original issue discount	(1,500)	—
Provision for doubtful accounts	259	88
Write-down of inventory	1,697	1,306
Non-cash interest expense	411	118
Unrealized losses on foreign currency transactions	1,477	—
Changes in operating assets and liabilities
Accounts receivable	(14,945)	(1,115)
Inventories	(8,594)	(12,747)
Prepaid expenses and other current assets	(3,058)	(740)
Other assets	(389)	(1,679)
Accounts payable	(9,600)	2,537
Accrued liabilities	3,045	2,303
Other long-term liabilities	112	15
Net cash used in operating activities	(40,930)	(40,613)
Cash flows from investing activities
Purchases of short-term investments	(224,215)	(93,983)
Proceeds from maturity of short-term investments	91,600	50,522
Changes in restricted cash	—	(606)
Purchases of property and equipment	(1,624)	(1,852)
Net cash used in investing activities	(134,239)	(45,919)
Cash flows from financing activities
Proceeds from issuance of common stock in underwritten public offering	—	118,440
Proceeds from issuance of convertible notes	172,500	—
Convertible notes initial issuance discount and debt issuance costs	(5,515)	—
Proceeds from issuance of warrants	33,120	—
Purchase of convertible note hedges	(45,092)	—
Repayment of debt	(19,500)	—
Proceeds from issuance of common stock from stock option exercises	3,704	1,566
Net cash provided by financing activities	139,217	120,006
Effect of exchange rate changes on cash and cash equivalents	(388)	(50)
Net increase (decrease) in cash and cash equivalents	(36,340)	33,424
Cash and cash equivalents
Cash and cash equivalents at beginning of period	87,036	25,287
Cash and cash equivalents at end of period	$50,696	$58,711
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$792	$452
Vesting of early-exercised stock options	$27	$27

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Formation and Business of the Company

Nevro Corp. (the Company) was incorporated in Minnesota on March 10, 2006 to manufacture and market innovative active implantable medical devices for the treatment of neurological disorders initially focusing on the treatment of chronic pain. Subsequently, the Company was reincorporated in Delaware on October 4, 2006 and relocated to California.

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2015, the Company incurred a net loss of $67.4 million and used $100.4 million of cash in operations. For the six months ended June 30, 2016, the Company incurred a net loss of $18.1 million and used $40.9 million of cash in operations. At June 30, 2016 and December 31, 2015, the Company had an accumulated deficit of $207.5 million and $189.4 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes.  The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of June 30, 2016 and for the six months ended June 30, 2016 and 2015, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements filed included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 29, 2016. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2016, and the results of its operations and cash flows for the six months ended June 30, 2016 and 2015. All such adjustments are of a normal and recurring nature. The interim financial data as of June 30, 2016 is not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any future period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2015 included in the Annual Report.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	73%	*	72%	*
Australia	10%	30%	*	29%
United Kingdom	*	16%	*	19%
Germany	*	19%	*	19%

*	Represents less than 10%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net unrealized foreign currency gain (loss)	$(1,224)	$1,158	$(1,278)	$665
Net realized foreign currency gain (loss)	613	(934)	1,228	(1,406)

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the condensed consolidated financial statements include items such as allowances for doubtful accounts; clinical accruals; stock-based compensation; depreciation and amortization periods; inventory valuation; and valuation of investments and deferred tax assets, including valuation allowances. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by the management. Actual results may differ from those estimates under different assumptions or conditions.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended June 30,

2016 and December 31, 2015.  The Company also held cash in foreign banks of approximately $8.1 million at June 30, 2016 and $5.2 million at December 31, 2015 that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

During the three and six months ended June 30, 2016 and 2015, no single customer accounted for more than 10% of the Company’s revenue. As of June 30, 2016 and December 31, 2015, no single customer accounted for 10% of the accounts receivable balance.

The Company is subject to risks common to medical device companies, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, manufacturing quality and scaling, continued reimbursement from third-party payors, uncertainty of market acceptance of products and the need to obtain additional financing. The Company is dependent on third-party manufacturers and suppliers, in some cases sole- or single-source suppliers.

There can be no assurance that the Company’s products or services will continue to be accepted in its existing marketplaces, nor can there be any assurance that any future products or services can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products or services will be successfully marketed, if at all.

The Company may choose to raise additional funds to further enhance its research and development efforts, for product expansion opportunities or to acquire a new business or products that are complementary to its business. There can be no assurance that such financing will be available or will be at terms acceptable by the Company.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and corporate notes in the amount of $37.2 million and $36.6 million as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of June 30, 2016 and December 31, 2015 consists of a letter of credit of $0.6 million representing collateral for the Company’s Redwood City, California building lease pursuant to an agreement dated March 5, 2015 and certificates of deposit of $0.3 million collateralizing payment of charges related to the Company’s credit cards.

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

The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory that is in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach at that has been used to value inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. In addition, the Company determines at times that there may be certain inventory that does not meet its product requirements. As a result of these evaluations, the Company recognized total write downs of $0.7 million and $1.3 million for its inventories for the three months ended June 30, 2016 and 2015, respectively, and $1.7 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively. The Company’s estimation of the future demand for a particular component of the Senza product may vary and may result in changes in estimates of inventory values in any particular period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through June 30, 2016.

Income Taxes

During the three and six months ended June 30, 2016 and 2015, the Company calculated its interim tax provision to record taxes incurred on a discrete basis due to the variability of taxable income in the jurisdictions in which it operates. Additionally, the Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements or income tax returns. In estimating future tax consequences, expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes for the three and six months ended June 30, 2016 and 2015 is primarily comprised of foreign taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. To date, taxes paid have been predominantly due to income taxes in foreign jurisdictions in which the Company conducts business. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all share-based payments including stock options.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017. In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the aspects of Topic 606 that relates to identifying performance obligations and licensing implementation guidance.  In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The effective dates of ASU 2016-10 and ASU 2016-12 are the same as that of ASU 2014-09.  The Company has not determined the potential effects of the guidance on its consolidated financial statements, nor has it selected the transition method.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires an entity to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018.  The Company has not determined the potential effects of the guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public entities for annual periods beginning after December 15, 2016.  The Company has not determined the potential effects of the guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This update changes the accounting for recognizing impairments of financial assets, such that credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for public entities for annual periods beginning after December 15, 2019. Early adoption is permitted after December 15, 2018.  The Company has not determined the potential effects of this ASU on its consolidated financial statements.

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
•

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Balance as of June 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$12,424	$—	$—	$12,424
Commercial paper (ii)	—	193,147	—	193,147
Corporate notes (ii)	—	71,402	—	71,402
Total assets	$12,424	$264,549	$—	$276,973

Balance as of December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$36,559	$—	$—	$36,559
Commercial paper (ii)	—	129,206	—	129,206
Treasury bonds (iii)	10,617	—	—	10,617
Total assets	$47,176	$129,206	$—	$176,382

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.
(iii)	Included in short-term investments on the condensed consolidated balance sheets.

4. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper (i)	$192,652	$495	$—	$193,147
Corporate notes (i)	71,433	3	(34)	71,402
Total securities	$264,085	$498	$(34)	$264,549

(i)Included $18.0 million of commercial paper and $6.7 million of corporate notes that is classified as cash and cash equivalents on the consolidated balance sheet.

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper (i)	$129,075	$131	$—	$129,206
Treasury bonds	10,616	1	—	10,617
Total securities	$139,691	$132	$—	$139,823

(i)	Included $33.2 million of commercial paper that is classified as cash and cash equivalents on the consolidated balance sheet.

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The Company has not recorded any realized gains or losses on its investments during the periods presented.

The contractual maturities of the Company’s investment securities were all within one year as of June 30, 2016 and December 31, 2015.

Inventories (in thousands)

	June 30, 2016	December 31, 2015
Raw materials	$34,411	$37,096
Finished goods	33,711	25,334
	$68,122	$62,430

Property and Equipment, Net (in thousands)

	June 30, 2016	December 31, 2015
Laboratory equipment	$1,537	$921
Computer equipment and software	2,301	1,836
Furniture and fixtures	2,005	1,752
Leasehold improvements	1,213	1,188
Construction in process	1,104	799
Total	8,160	6,496
Less: Accumulated depreciation and amortization	(1,472)	(702)
Property and equipment, net	$6,688	$5,794

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation and amortization expense	$389	$84	$769	$130

Accrued Liabilities (in thousands)

	June 30, 2016	December 31, 2015
Accrued payroll and related expenses	$11,028	$9,857
Accrued professional fees	942	583
Accrued taxes	2,069	2,044
Accrued clinical and research expenses	954	405
Accrued interest	143	—
Accrued other	2,124	1,492
Total accrued liabilities	$17,260	$14,381

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

The Company recognized rent expense during the periods indicated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rent expense	$607	$201	$1,207	$409

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

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Royalty expense	$551	$113	$965	$210

6. Long-term Debt

1.75% Convertible Senior Notes and Convertible Note Hedge and Warrant Transactions

In June 2016, the Company issued $150.0 million aggregate principal amount of 1.75% convertible senior notes due 2021 in a registered underwritten public offering and an additional $22.5 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the 2021 Notes). The interest rates are fixed at 1.75% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2016.  The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $166.2 million.

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  For the three months ended June 30, 2016, the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended June 30, 2016 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of June 30, 2016, the if-converted value of the 2021 Notes did not exceed the principal value of those notes.

In accounting for the issuance of the convertible senior notes, the Company separated the 2021 Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $32.9 million and was determined by deducting the fair value of the liability component from the par value of the 2021 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the 2021 Notes expense at an effective interest rate of 6.29% over the contractual terms of the notes.

In accounting for the debt issuance costs of $6.3 million related to the 2021 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2021 Notes based on their relative values. Issuance costs attributable to the liability component were $5.1 million and will be amortized to interest expense using the effective interest method over the contractual terms of the 2021 Notes.  Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

June 30, 2016
Principal	$172,500
Unamortized discount	(32,674)
Unamortized issuance cost	(5,040)
Net carrying amount	$134,786

As of June 30, 2016, the fair value of the 2021 Notes was $181.8 million.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

June 30, 2016
Debt discount related to value of conversion option	$32,945
Debt issuance cost	(1,198)
Net carrying amount	$31,747

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

Three Months Ended June 30, 2016
Contractual interest expense	$143
Amortization of debt discount	272
Amortization of debt issuance costs	36
Total interest expense related to the 2021 Notes	$451

In connection with the offering of the 2021 Notes, the Company entered into convertible note hedge transactions with certain bank counterparties in which the Company has the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of the Company’s common stock at a price of approximately $96.37 per share. The total cost of the convertible note hedge transactions was $45.1 million.  In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of the Company’s common stock at a price of $127.28 per share. The Company received $33.1 million in cash proceeds from the sale of these warrants.  Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $96.37 to $127.28 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $12.0 million incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

Capital Royalty Term Loan

On October 24, 2014, the Company entered into a credit facility (the “credit facility”) with Capital Royalty Partners and certain of its affiliates (the “lenders”) under which, subject to certain conditions, the Company may enter into three term loan agreements totaling $50.0 million with the lenders on or before September 30, 2015. Under the credit facility, each term loan is to be paid over 24 quarterly payment periods, with the first payment due on the last day of the calendar quarter during the period for which the term loan is made. The first twelve quarterly payments will be interest only payments, and the last twelve quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 11.5% per annum. During the interest only period for the first twelve quarterly payments under each term loan, the Company may elect to make the 11.5% interest payment by making a cash payment for the 8.0% per annum of interest and making a payment in kind for the remaining amount, for which the 3.5% per annum of interest would be added to the outstanding principal amount of the loans. The Company has initially chosen not to elect the payment in kind option. The final payment will also include an additional amount for closing and repayment fees equivalent to 5% of the term loan agreement. The Company entered into the first term loan for $20.0 million on December 12,

2014, and incurred closing fees of $0.5 million. Under the original agreement, the Company was eligible to enter into a second term loan for a principal amount of $10.0 million on or prior to March 31, 2015 and a third term loan for a principal amount of $20.0 million on or prior to September 30, 2015, in each case, upon meeting certain conditions. In March 2015, the Company entered into a First Amendment under its credit facility with Capital Royalty Partners to extend the draw-down deadline of the second draw from March 31, 2015 to June 29, 2015. In June 2015, the Company entered into a Second Amendment to extend the draw-down deadline of the second draw from June 29, 2015 to September 30, 2015.  The Company met the deadline to satisfy certain conditions precedent on or prior to September 30, 2015, such that the interest only period on the first draw was extended so that the outstanding principal amount of the term loans would be payable in a single installment at maturity (the 24th quarterly payment date after the first borrowing).  The credit facility contains customary events of default, including in the event of bankruptcy or upon the occurrence of a material adverse change. The Company’s obligations under the credit facility were collateralized by substantially all of its assets, including its intellectual property. In June 2016, the Company paid the outstanding principal and repayment fees totaling $21.0 million to the lenders. Subsequently, the credit facility is now terminated and no longer in effect.

7. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss, basic and diluted	$(8,779)	$(19,726)	$(18,067)	$(33,786)
Weighted average shares outstanding	28,389,970	25,587,716	28,298,415	25,234,020
Less: weighted average shares subject to repurchase	(8,717)	(23,467)	(10,560)	(25,310)
Weighted average shares used to compute basic and diluted net loss per share	28,381,253	25,564,249	28,287,855	25,208,710
Net loss per share, basic and diluted	$(0.31)	$(0.77)	$(0.64)	$(1.34)

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. Since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $96.37 per share for the 2021 Notes.  Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods. The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	June 30
	2016	2015
Unreleased restricted stock	244,691	—
Options to purchase common stock	3,065,110	2,968,932
Total	3,309,801	2,968,932

8. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.

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

Shares of common stock issued under the ESPP were 42,613 for the three and six months ended June 30, 2016.  No shares of common stock were issued under the ESPP for the three and six months ended June 30, 2015. Shares available for future purchase under the ESPP were 650,984 at June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report) and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 29, 2016.

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

Overview

We are a medical device company that has developed and commercialized an innovative neuromodulation platform for the treatment of chronic pain. Our Senza system is the only spinal cord stimulation (SCS) system that delivers our proprietary HF10 therapy. On May 8, 2015, our premarket approval (PMA) application for our Senza SCS system (Senza) was approved by the U.S. Food and Drug Administration (FDA). Accordingly, we began U.S. commercialization of the Senza system in May 2015. In order to maintain our PMA approval in the United States, we need to comply with applicable laws and regulations from the FDA and other relevant regulatory agencies. The Senza system received a CE Mark in 2010, and commercialization commenced in Europe in 2010 and Australia in 2011 where the system is reimbursed under existing SCS codes. We market our products to physicians in Europe and Australia and sell to hospitals and outpatient surgery centers through both a direct sales organization and distributors. Beginning in 2010, we established our international sales organizations to support our product launch outside of the United States.

In the second quarter of 2015, we recorded our first commercial sales of Senza in the United States.  During 2015, revenue in the United States increased from $53,000 in the second quarter to $4.5 million in the third quarter and $19.8 million in the fourth quarter. Revenue from international sales was $9.7 million, $11.3 million, $10.9 million and $13.3 million for the first, second, third and fourth quarters of fiscal year 2015, respectively. Our total revenue was $9.7 million, $11.4 million, $15.4 million and $33.1 million for the first, second, third and fourth quarters of fiscal year 2015, respectively.  During 2016, revenue in the United States was $29.5 million and $40.6 million for the first and second quarter of the fiscal year, respectively.  Revenue from international sales was $12.2 million and $14.8 million for the first and second quarters of fiscal year 2016, respectively.  Our total revenue was $41.7 million and $55.4 million for the first and second quarter of fiscal year 2016, respectively.

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

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of June 30, 2016 was $207.5 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy, including, our pivotal clinical trial, SENZA-RCT, and more recently we have made a significant investment building our U.S. commercial infrastructure and sales force to support our commercial launch in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our research and development efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

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

In June 2016, we issued $150.0 million aggregate principal amount of 1.75% convertible senior notes due 2021 in a registered underwritten public offering and an additional $22.5 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the 2021 Notes). The interest rates are fixed at 1.75% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2016.  The total net proceeds from the debt offering, after deducting transaction costs, were approximately $166.2 million.  In connection with the offering of the 2021 Notes, we entered into convertible note hedge transactions whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of our common stock at a price of approximately $96.37 per share. The total cost of the convertible note hedge transactions was $45.1 million.  In addition, we also sold warrants whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of our common stock at a price of $127.28 per share. We received $33.1 million in cash proceeds from the sale of these warrants.

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

Reimbursement and Coverage Decisions by Third-Party Payers

Healthcare providers in the United States generally rely on third-party payers to cover and reimburse all or part of the cost of Senza and the related implant procedure for patients, principally federal Medicare, state Medicaid and private health insurance plans. The revenue we are able to generate from sales of Senza depends in large part on the availability of reimbursement from such payers. While we currently have a favorable reimbursement decision from federal Medicare, decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payers perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policy. These payers may deny reimbursement if they determine that the device or procedure was not used in accordance with the payer’s coverage policy, is subject to individual plan benefit limitations or is investigational and/or experimental.  A significant component of our commercial efforts include working with private payers to ensure positive coverage and reimbursement decisions for Senza. While favorable reimbursement decisions, such as Aetna, Humana and Kaiser, have facilitated our increase in revenue to date, some private payors, namely Cigna and certain regional Blue Cross Blue Shield plans, have denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. We continue to engage in efforts to convince such payers of the advantages of HF10 therapy and while we have overturned some investigational/experimental designations such as Blue Cross Blue Shield Highmark and Blue Cross Blue Shield of Alabama, there can be no assurances that we are successful in overturning negative coverage decisions by private health insurance plans.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

Inventory Buildup and Supply Chain Management

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, as we continue with our commercial launch of Senza in the United States and continue to add additional supplier to fortify our supply chain, we are substantially increasing our levels of inventory. As a result, we are incurring significant expenditures associated with the increases in our inventory, which will include satisfying certain minimum purchase obligations, as demand for Senza in the United States is developing. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case in the six months ended June 30, 2016 and the year ended December 31, 2015, wherein we recorded a write down of inventory of $1.7 million and $2.1 million, respectively, for inventory that did not meet our product requirements. Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. There have been no significant or material changes in our critical accounting policies during the three months ended June 30, 2016.

Components of Results of Operations

Revenue

Our revenue is generated from sales to two types of customers: hospitals and outpatient medical facilities served through a direct sales force and third-party distributors. Sales to hospitals and medical facilities represent the majority of our revenue. Product sales to hospitals and medical facilities are billed to, and paid by, the hospitals as part of their normal payment processes, with payment received by us in the form of an electronic transfer, check or credit card payment. Product sales to distributors are billed to and paid by the distributors as part of their normal payment processes, with payment received by us in the form of an electronic transfer.

Revenue from sales of Senza fluctuate based on the selling price of the system, as the sales price of a system varies among jurisdictions, and based on the mix of sales by jurisdiction. In addition, our revenue may fluctuate based on the ratio of trials to permanent implants. Our revenue from international sales can also be significantly impacted by fluctuations in foreign currency exchange rates, as our sales are denominated in the local currency in the countries in which we sell our products.

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality, as we have historically experienced lower sales in the summer months and around the holidays, and the impact of the buying patterns and implant volumes of our hospitals and medical facilities, and third-party distributors. In addition, in the second quarter of 2015, we commenced commercial sales of Senza in the United States and recorded revenue of approximately $24.4 million in fiscal 2015 and $70.1 million in the six months ended June 30, 2016 for sales in the United States.  We anticipate that our total revenue will increase as we continue our commercial launch in the United States.

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

For the six months ended June 30, 2016, our administrative expenses increased compared to the same period in the prior year. We expect our administrative expenses will continue to increase as we increase our headcount and expand our facility and information technology to support our growing operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) as a large accelerated filer, director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

Interest Income and Interest Expense

Interest Income consists primarily of interest income earned on our investments and Interest Expense consists of interest paid on our outstanding debt and the amortization of debt discount and debt issuance costs.

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

Consolidated Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three months ended June 30,
	2016	2015	Change
(in thousands)
Revenue	$55,400	$11,418	$43,982
Cost of revenue	18,842	5,508	13,334
Gross profit	$36,558	$5,910	$30,648
Gross margin	66%	52%	14%

Revenue. Revenue increased to $55.4 million in the three months ended June 30, 2016 from $11.4 million in the three months ended June 30, 2015, an increase of $44.0 million, or 385%. The net revenue increase was primarily due to $40.6 million of sales of the Senza system in the United States, which began in May 2015, and continued adoption of the Senza system in international markets where it has historically been sold.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $18.8 million in the three months ended June 30, 2016 from $5.5 million in the three months ended June 30, 2015, an increase of $13.3 million, or 242%.  This was primarily due to an $11.5 million increase in the costs of manufactured product components as sales volumes increased in the most recent period, as well as an increase of $1.4 million related to product accessories used as part of ramping our operational infrastructure in response to our U.S. product launch. Gross profit increased to $36.6 million in the three months ended June 30, 2016 from $5.9 million in the three months ended June 30, 2015, an increase of $30.6 million, or 519%. Gross profit as a percentage of revenue, or gross margin, increased to 66% in the three months ended June 30, 2016, compared to 52% in the three months ended June 30, 2015. The gross margin increase is partly attributed to a smaller charge in the current year, as a percentage of revenue, related to the writedown of inventory.  We additionally had an improvement in average selling prices of our products compared to the prior year as well as a slight decrease in the underlying cost of components sold.

Operating Expenses

	Three Months Ended June 30,
	2016		2015
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$8,169	15%	$5,263	46%	$2,906
Sales, general and administrative	34,312	62%	19,822	174%	14,490
Total operating expenses	$42,481	77%	$25,085	220%	$17,396

Research and Development Expense. R&D expense increased to $8.2 million in the three months ended June 30, 2016 from $5.3 million in the three months ended June 30, 2015, an increase of $2.9 million, or 55%.  The increase in R&D expense reflects an increase in headcount and related personnel and consulting costs of $2.5 million and an increase in clinical and development expenses of $0.4 million.

Sales, General and Administrative Expense. SG&A expense increased to $34.3 million in the three months ended June 30, 2016 from $19.8 million in the three months ended June 30, 2015, an increase of $14.5 million, or 73%.  This increase was primarily due to an increase in personnel costs of $12.4 million in relation to an increase in headcount for SG&A personnel in support of our U.S. commercial launch, increased legal and other professional services costs associated with being a public company of $1.0 million, increased computer hardware and software expenses of $0.5 million and additional facilities costs of $0.4 million.

Interest Income, Interest Expense and Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

	Three months ended June 30,
	2016	2015	Change
(in thousands)
Interest income	$295	$110	$185
Interest expense	(972)	(681)	(291)
Other income (expense), net	(653)	175	(828)
Loss on extinguishment of debt	(1,268)	—	—
Provision for income taxes	258	155	103

Interest Income. Interest income increased to $0.3 million in the three months ended June 30, 2016 from $0.1 million in the three months ended June 30, 2015, primarily as a result of the increase in average investment balances as well as average investment return rates.

Interest Expense. Interest expense increased to $1.0 million in the three months ended June 30, 2016 from $0.7 million in the three months ended June 30, 2015, primarily as a result of the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances. In the three months ended June 30, 2016, we recorded a loss of $0.7 million, compared to the corresponding period in the prior year when we recorded a gain of $0.2 million.

Loss on Extinguishment of Debt. We paid in full the outstanding obligation under our 2014 credit facility in the three months ended June 30, 2016.  The difference between the total payment to the lenders and the net carrying amount of the obligation recorded on our balance sheet was recorded as a loss on extinguishment of debt.

Provision for Income Taxes. Income tax expense was $0.3 million and $0.2 million in the three months ended June 30, 2016 and 2015, respectively. The income tax expense for the three months ended June 30, 2016 is principally comprised of state income tax and foreign income tax, partially offset by a $0.1 million deferred tax benefit generated by an unrealized gain recognized on available-for-sale marketable securities, which is included in other comprehensive income. We continue to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Comparison of the six months ended June 30, 2016 and 2015

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Six months ended June 30,
	2016	2015	Change
(in thousands)
Revenue	$97,051	$21,080	$75,971
Cost of revenue	34,506	9,381	25,125
Gross profit	$62,545	$11,699	$50,846
Gross margin	64%	55%	9%

Revenue. Revenue increased to $97.1 million in the six months ended June 30, 2016 from $21.1 million in the six months ended June 30, 2015, an increase of $76.0 million, or 360%. The net revenue increase was primarily due to $70.1 million of sales of the Senza system in the United States, which began in May 2015, and the continued adoption of the Senza system in international markets where it has historically been sold.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $34.5 million in the six months ended June 30, 2016 from $9.4 million in the six months ended June 30, 2015, an increase of $25.1 million, or 268%.  This was primarily due to a $20.8 million increase in the costs of manufactured product components as sales volumes increased in the most recent period, as well as an increase of $2.4 million related to product accessories used as part of ramping our operational infrastructure in response to our U.S. product launch. Gross profit increased to $62.5 million in the six months ended June 30, 2016 from $11.7 million in the six months ended June 30, 2015, an increase of $50.8 million, or 435%. Gross profit as a percentage of revenue, or gross margin, increased to 64% in the six months ended June 30, 2016, compared to 55% in the six months ended June 30, 2015. The gross margin increase is partly attributed to a smaller charge in the current year, as a percentage of revenue, related to the writedown of inventory.  We additionally, saw an increase in the average selling prices of our products, as well as a slight decrease in the underlying cost of components sold.

Operating Expenses

	Six Months Ended June 30,
	2016		2015
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$14,530	15%	$10,261	49%	$4,269
Sales, general and administrative	62,955	65%	32,952	156%	30,003
Total operating expenses	$77,485	80%	$43,213	205%	$34,272

Research and Development Expense. R&D expense increased to $14.5 million in the six months ended June 30, 2016 from $10.3 million in the six months ended June 30, 2015, an increase of $4.3 million, or 42%.  The increase in R&D expense reflects an increase in headcount and related personnel and consulting costs of $3.5 million and an increase in clinical and development expenses of $0.8 million.

Sales, General and Administrative Expense. SG&A expense increased to $63.0 million in the six months ended June 30, 2016 from $33.0 million in the six months ended June 30, 2015, an increase of $30.0 million, or 91%.  This increase was primarily due to an increase in personnel costs of $25.6 million in relation to an increase in headcount for SG&A personnel in support of our U.S. commercial launch, increased legal and other professional services costs associated with being a public company of $1.5 million, additional facilities costs of $1.0 million, increased travel, training, marketing and associated supplies costs of $0.8 million and increased computer hardware and software expenses of $0.5 million.

Interest Income, Interest Expense and Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

	Six months ended June 30,
	2016	2015	Change
(in thousands)
Interest income	$510	$214	$296
Interest expense	(1,614)	(1,354)	(260)
Other income (expense), net	(163)	(835)	672
Loss on extinguishment of debt	(1,268)	—	(1,268)
Provision for income taxes	592	297	295

Interest Income. Interest income increased to $0.5 million in the six months ended June 30, 2016 from $0.2 million in the six months ended June 30, 2015, primarily as a result of the increase in average investment balances as well as average investment return rates.

Interest Expense. Interest expense increased to $1.6 million in the six months ended June 30, 2016 from $1.4 million in the six months ended June 30, 2015, primarily as a result of the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes.

Loss on Extinguishment of Debt. We paid in full the outstanding obligation under our 2014 credit facility in the six months ended June 30, 2016.  The difference between the total payment to the lenders and the net carrying amount of the obligation recorded on our balance sheet was recorded as a loss on extinguishment of debt.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances. In the six months ended June 30, 2016, we recorded a loss of $0.2 million, compared to the corresponding period in the prior year when we recorded a loss of $0.8 million.

Provision for Income Taxes. Income tax expense was $0.6 million and $0.3 million in the six months ended June 30, 2016 and 2015, respectively. The income tax expense for the six months ended June 30, 2016 is principally comprised of state income tax and foreign income tax, partially offset by a $0.1 million deferred tax benefit generated by an unrealized gain recognized on available-for-sale marketable securities, which is included in other comprehensive income. We continue to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception through June 30, 2016, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowing under our credit facility and the issuance of convertible senior notes in June 2016. At June 30, 2016, we had cash and cash equivalents and investments of $290.5 million, compared to $163.2 million at March 31, 2016.  The increase of $127.3 million was primarily attributed to the completion of our registered underwritten public offering of $172.5 million aggregate principal amount of 1.75% convertible senior notes due 2021.  The total net proceeds from the debt offering, after deducting transaction costs, were approximately $166.2 million. Based on our current operating plan, we expect that our cash on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

In October 2014, we entered into a credit facility with Capital Royalty Partners and certain of its affiliates (credit facility), whereby we have access to borrow up to $50.0 million principal amount of senior secured term loan financing in up to three draws on or before September 30, 2015.  We did not elect to enter into the second or third draw of $10.0 million and $20.0 million, respectively, under our credit facility with Capital Royalty Partners and the option to do so has expired. In June 2016, we paid the outstanding principal and repayment fees totaling $21.0 million from our first draw under the credit facility and no longer have an outstanding balance under the credit facility as of June 30, 2016.  Subsequently, the credit facility is now terminated and no longer in effect.

We expect to incur substantial expenditures in the foreseeable future in connection with the expansion of our U.S. commercial infrastructure and sales force in connection with continuing our commercial launch of Senza in the United States. In addition, we continue to make investments in the development of Senza and HF10 therapy for the treatment of other chronic pain conditions, including ongoing research and development programs and conducting clinical trials. In order to further enhance our research and development efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

We may continue to seek funds through equity or debt financings, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. Should we choose to raise additional capital, the requirements will depend on many factors, including:

•	the costs of commercialization activities related to commercializing Senza in the United States and elsewhere, including product sales, marketing, manufacturing and distribution;
•	the scope and timing of our investment in our U.S. commercial infrastructure and sales force in connection with commercialization of Senza in the United States;
•	the R&D activities we intend to undertake in order to expand the chronic pain indications and product enhancements that we intend to pursue;
•	whether or not we pursue acquisitions or investments in businesses, products or technologies that are complementary to our current business;
•	the degree and rate of market acceptance of Senza in the United States and elsewhere;
•	changes or fluctuations in our inventory supply needs and forecasts of our supply needs;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the amount and timing of any draws we make under our credit facility;
•	our need to implement additional infrastructure and internal systems;
•	our ability to hire additional personnel to support our operations as a public company; and
•	the emergence of competing technologies or other adverse market developments.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six months ended June 30
	2016	2015
(in thousands)
Net cash provided by (used in)
Operating activities	$(40,930)	$(40,613)
Investing activities	(134,239)	(45,919)
Financing activities	139,217	120,006
Effect of exchange rate on cash flows	(388)	(50)
Net increase (decrease) in cash and cash equivalents	$(36,340)	$33,424

Cash Used in Operating Activities. Net cash used in operating activities was $40.9 million in the six months ended June 30, 2016, compared to $40.6 million in the six months ended June 30, 2015. In the six months ended June 30, 2016, net cash used in operations was primarily a result of the net losses recorded during the period of $18.1 million, as well as decreases in our accounts payable and accrued liabilities of $6.6  million.  We also had increases in our accounts receivable of $14.9 million and our inventories of $8.6 million as we build inventories, both in relation to our continued U.S. commercial launch.  These changes were partially offset by the recording of non-cash stock based compensation expense of $6.5 million. In the six months ended June 30, 2015, the net cash used in operations primarily a result of the net losses recorded during the period of $33.8 million, as well as increases in inventories of $12.7 million, long-term other assets of $1.7 million and accounts receivable of $1.1 million.  This was partially offset by an increase in accounts payable and accrued liabilities of $4.8 million and non-cash stock based compensation expense of $3.1 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net purchases of investments of $132.6 million and $43.5 million in the six months ended June 30, 2016 and 2015, respectively.

Cash Provided by Financing Activities. Cash provided by financing activities was $139.2 million in the six months ended June 30, 2016. The majority of this cash was provided by the issuance of convertible debt of $172.5 million.  Additionally, we received proceeds of $3.7 million from the issuance of common stock from stock option exercises. The cash received from these activities was offset by a net $12.0 million cost of convertible note hedge and warrant transactions, which included the $45.1 million purchase of convertible note hedges and proceeds of $33.1 million related to the sale of warrants. Convertible debt issuance costs were $5.5 million, and $20.0 million was used in relation to the repayment of the 2014 credit facility. Cash provided by financing activities was $120.0 million in the six months ended June 30, 2015 due to $118.4 million of net cash received from the issuance of common stock in our underwritten public offering in June 2015 and $1.6 million received from the exercise of common stock options.

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

Our contractual obligations related to the 2021 Notes are payments of $1.4 million due in 2016, $3.1 million due each year from 2017 through 2020 and $174.0 million due in 2021. These amounts represent principal and interest cash payments over the term of the 2021 Notes.

Off-Balance Sheet Arrangements

Through June 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 5 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2016, we had cash and cash equivalents of $50.7 million, consisting of cash, money market funds, commercial paper and corporate notes, and short-term investments of $239.8 million, consisting of commercial paper and corporate notes. We maintained investments in money market funds that were not federally insured in the six months ended June 30, 2016 and additionally held cash in foreign banks of approximately $8.1 million at June 30, 2016 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, substantially all of our revenue and a portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction losses of $50,000 in the six months ended June 30, 2016 and losses of $0.7 million in the six months ended June 30, 2015. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the six months ended June 30, 2016 would have affected the annualized consolidated foreign-currency-denominated operating loss by approximately 12% for the year. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Boston Scientific Neuromodulation Corporation, a unit of Boston Scientific Corporation, has filed six European Oppositions at the European Patent Office (EPO), alleging all the claims of our EU Patent Nos. EP 2403589 (the ‘589 patent), EP 2421600 (the ‘600 patent), EP 2243510 (the ‘510 patent), EP 2630984 (the ‘984 patent), EP 2207587 (the ‘587 patent) and EP 2459271 (the ‘271 patent) are invalid. These oppositions were filed on November 4, 2014; December 4, 2014; January 8, 2015; April 7, 2015; January 8, 2016; and January 20, 2016, respectively, and seek to invalidate all the claims of the listed patents. The listed patents are six of our eight EU patents directed to our innovations in the neuromodulation field. In addition, Medtronic, Inc. filed four European Oppositions at the EPO, alleging all the claims of the ‘589 patent, the ‘510 patent, the ‘984 patent and the ‘587 patent are invalid. The Medtronic, Inc. oppositions were filed on October 13, 2014; January 8, 2015; March 17, 2015; and December 22, 2015, respectively, and seek to invalidate all the claims of the listed patents.

We are and may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of our business.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report, including our financial statements and notes thereto, before you invest in our common stock. If any of the following risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to our Business

We have a history of significant losses. If we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced significant net losses, and have no assurance that we will achieve profitability. In May 2015, the FDA approved our PMA to market Senza in the United States and we commenced commercial sales in the United States in mid-2015. We expect to continue to incur losses as we build our U.S. commercial sales force and continue our commercial launch in the United States, as well as continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $18.1 million for the six months ended June 30, 2016 and net losses of $67.4 million and $30.7 million for the years ended December 31, 2015 and 2014, respectively. As of June 30, 2016 our accumulated deficit was $207.5 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are substantially dependent on market acceptance in the United States for our HF10 therapy, and the failure of our HF10 therapy to gain such market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and HF10 therapy for the treatment of chronic leg and back pain. Prior to 2015, our revenue was derived nearly entirely from sales of Senza in Europe and Australia. Although we received approval for our PMA in May 2015, we are still in the early stages of our commercialization efforts in the United States, with only four full quarters of commercial sales thus far.  We have incurred and will in the future incur significant costs, including costs to continue to build our sales force, in order to sustain our commercial sales in the United States. If we are unable to continue to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for this product. Because we do not have any other products currently in development, if we are unsuccessful in commercializing Senza or are unable to market Senza as a result of a quality problem, failure to maintain or obtain additional regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our HF10 therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

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

Our current and potential competitors are publicly traded, or are divisions of publicly traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we do. The existing global SCS market was estimated to be approximately $1.7 billion in 2015, with the United States comprising approximately 80% of the market. Given the size of the existing and potential market in the United States, we expect that as we continue our commercial launch in the United States our competitors will take aggressive action to protect their current market position.  For example, in May 2015, a unit of Boston Scientific Neuromodulation Corporation, one of our principal competitors, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102 (the ‘102 patent), which the Patent Trial and Appeals Board (PTAB) at the USPTO denied in November 2015.  We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States.

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

Senza has been CE marked since 2010, enabling us to commercialize it throughout the EEA, which is comprised of the 28 Member States of the European Union (EU), plus Norway, Liechtenstein and Iceland. It was also approved by the Australia Therapeutic Goods Administration (TGA), in 2011. In May 2015, the FDA approved our PMA to market Senza in the United States, and as such, we have only recently commenced commercialization in the United States and have completed only four full fiscal quarters of sales. As a result, we have a limited history of commercializing our product generally and limited history of selling Senza in the United States. We also have limited experience engaging in commercial activities and limited established relationships with physicians and hospitals as well as third-party suppliers on whom we depend for the manufacture of our product. As an organization, we have only recently commercially launched our first product in the United States and commenced sales representative training. A commercial launch and training program of this size is a significant undertaking that requires substantial financial and managerial resources. We may be unable to gain broader market acceptance in the countries in which we have already begun to commercialize Senza, including the United States, for a number of reasons, including:

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

Sales of Senza outside the United States have represented a substantial portion of our revenue from Senza sales. In 2010, we began selling Senza in the EEA through distributors and, in August 2011, we began selling Senza in Australia through our own sales force and distributors. As of June 30, 2016, we sell Senza directly in Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in the Netherlands, Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to U.S. and foreign governmental trade, import and export and customs regulations and laws.

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

A number of the critical components used in Senza are supplied to us from single-source, or in certain cases sole-source, suppliers, including leads and lead extenders, neurostimulator components, telemetry modules, batteries, and packaging services. Our ability to supply Senza commercially depends, in part, on our ability to obtain a supply of these components that has been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have not entered into manufacturing, supply or quality agreements with all of our single-source and sole-source suppliers, some of which supply components critical to our products. We are not certain that our single-source or sole-source suppliers will be able to meet our demand for their products and services, either because of the nature of our agreements with those suppliers, or our limited experience with those suppliers, or due to our relative importance as a customer to those suppliers or otherwise. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the components or processes used in Senza, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. While we seek to maintain adequate inventory of the single-source or sole-source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.  In addition, from time to time, certain of our suppliers experience interruptions and variances in their manufacturing processes, including suppliers of our leads and batteries.  Because we are reliant on these single source suppliers, we are particularly susceptible to supply shortages and, if one of our suppliers were to experience an ongoing or continued manufacturing problem, and, in particular, our leads and battery suppliers, our ability to meet our forecasted commercial demand could be materially and negatively impacted.

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

Our future success also depends on our ability to retain executive officers and other key employees and attract new key employees. Many executive officers and other employees in the neuromodulation and medical device industry are subject to strict non-competition, non-solicitation and/or confidentiality agreements with their employers, including our main competitors Medtronic plc, Boston Scientific Corporation and St. Jude Medical, Inc. Our competitors may allege breaches of and seek to enforce such non-competition, non-solicitation and/or confidentiality agreements or initiate litigation based on such agreements. Such litigation, whether or not meritorious, may impede our ability to attract or use executive officers and other key employees who have been employed by our competitors and may result in intellectual property claims against us. Boston Scientific Corporation, for example, initiated a lawsuit in 2014 against one of our employees alleging that the employee cannot work for us without inevitably disclosing Boston Scientific’s proprietary information. Although we were not a party to this lawsuit, and it has since been resolved, it impeded our ability to utilize this employee. It is likely that we will experience similar aggressive tactics by our competitors as they seek to protect their market position, particularly now that we have entered the U.S. market.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. For more information, see the section titled “Legal Proceedings” included under Part II, Item 1 of this Quarterly Report. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock and the value of the 1.75% convertible senior notes due 2021 (the 2021 Notes). Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

Risks Related to our Financial and Operating Results

We may choose to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.

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

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts, particularly in the United States, and our efforts to develop Senza and our HF10 therapy for the treatment of additional chronic pain indications and develop technology complementary to our current product. In order to further enhance our research and development efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds. If we are unable to raise funds on favorable terms, or at all, the long-term growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the costs of commercialization activities related to commercializing Senza in the United States and elsewhere, including product sales, marketing, manufacturing and distribution;
•	the scope and timing of our investment in our U.S. commercial infrastructure and sales force in connection with commercialization of Senza in the United States;
•	the R&D activities we intend to undertake in order to expand the chronic pain indications and product enhancements that we intend to pursue;
•	whether or not we pursue acquisitions or investments in businesses, products or technologies that are complementary to our current business;
•	the degree and rate of market acceptance of Senza in the United States and elsewhere;
•	changes or fluctuations in our inventory supply needs and forecasts of our supply needs;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the amount and timing of any draws we make under our credit facility;
•	our need to implement additional infrastructure and internal systems;
•	our ability to hire additional personnel to support our operations as a public company; and
•	the emergence of competing technologies or other adverse market developments.

To finance these activities, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, or at all.

The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock and the 2021 Notes and could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates, or products that we otherwise would not relinquish. If we do not obtain additional resources, our ability to capitalize on business opportunities will be limited, we may be unable to compete effectively and the growth of our business will be harmed.

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

A significant portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros and Australian Dollars. In the first half of 2015, and all of 2014 and 2013, nearly all of our total revenue was denominated in foreign currencies. As a result, changes in the exchange rates between such foreign currencies and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock and the value of the 2021 Notes could be adversely affected.

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

Risks Related to Our Securities

Our stock price may be volatile and as a result our stockholders may not be able to resell shares of our common stock at or above the price they paid and such volatility may also adversely impact the value of the 2021 Notes.

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report and others such as:

•	delays or setbacks in the commercialization of Senza or any future product candidates;
•	announcements of new products by us or our competitors;
•	achievement of expected product sales and profitability;
•	manufacture, supply or distribution shortages;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolesce or conformity with our product requirements;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	our operating results;
•	results from, or any delays in, clinical trial programs relating to our product candidates;
•	changes or developments in laws or regulations applicable to our products;
•	any adverse changes in our relationship with any manufacturers or suppliers;
•	the success of our efforts to acquire or develop additional products;
•	any intellectual property infringement actions in which we may become involved;
•	announcements concerning our competitors or the medical device industry in general;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	trading activity in our common stock by the option counterparties to our convertible note hedge transactions to unwind or modify their hedge positions;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	general economic and market conditions and overall fluctuations in the United States equity markets; and
•	the loss of any of our key scientific or management personnel.

Because the 2021 Notes are convertible into shares of common stock, volatility or depressed market prices of our common stock could have a similar effect on the value of the 2021 Notes.  Holders who receive shares of our common stock upon conversion of the 2021 Notes will also be subject to the risk of volatility and depressed market prices of our common stock.

In addition, the stock markets in general, and the markets for medical device stocks in particular, have experienced volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock and the value of the 2021 Notes. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2021 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Recent and future regulatory actions and other events may adversely affect the value and liquidity of the 2021 Notes.

We expect that many investors in, and potential purchasers of, the 2021 Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the 2021 Notes. Investors would typically implement such a strategy by selling short the common stock underlying the 2021 Notes and dynamically adjusting their short position while continuing to hold the 2021 Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the 2021 Notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the value and the liquidity of the 2021 Notes.

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

We cannot assure you that an active trading market will develop for the 2021 Notes.

Prior to the offering of the 2021 Notes, there was no trading market for the 2021 Notes, and we have not and do not intend to apply to list the 2021 Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. The liquidity of the trading market in the 2021 Notes, if established, and the market price quoted for the 2021 Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure you that an active trading market will develop for 2021 Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the 2021 Notes may be adversely affected. In that case you may not be able to sell your 2021 Notes at a particular time or you may not be able to sell your 2021 Notes at a favorable price.

We incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly.

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

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock and the value of the 2021 Notes could be adversely affected.

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

If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. The process of designing and implementing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock and the value of the 2021 Notes could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

The accounting method for convertible debt securities that may be settled in cash, such as the 2021 Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2021 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2021 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2021 Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2021 Notes to their face amount over the term of the 2021 Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the value of the 2021 Notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2021 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2021 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2021 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2021 Notes, then our diluted earnings per share would be adversely affected.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price and the value of the 2021 Notes may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price and the value of the 2021 Notes may decline.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price and the value of the 2021 Notes to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of legal restrictions on resale, the trading price of our common stock and the value of the 2021 Notes could decline. As of June 30, 2016, we had outstanding a total of approximately 28.5 million shares of common stock. Of these shares, the 8,050,000 shares of our common stock sold in the IPO and the 5,411,762 shares sold by us and certain selling stockholders in our June 2015 underwritten public offering are freely tradable, without restriction (except as otherwise applicable), in the public market.

Furthermore, as of June 30, 2016, approximately 6.4 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes could decline.

The holders of up to approximately 2.1 million shares of our outstanding common stock as of June 30, 2016 were entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock and could cause the value of the 2021 Notes to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2016 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates held approximately 52% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position, and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.  The repurchase right under the 2021 Notes in connection with a fundamental change and any increase in the conversion rate in connection with a make-whole fundamental change could also discourage a potential acquirer.

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

Shares of our common stock began trading on the New York Stock Exchange on November 6, 2014. The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-199156), which was declared effective by the SEC, on November 5, 2014.

We expect to use the proceeds from the IPO to fund the continuing commercial launch of Senza in the United States, the continued development of Senza for additional indications, including clinical trial activities to potentially expand its indications for use, and for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 3, 2016, Andre Walker, the Company’s Senior Vice President, Research and Development, announced his retirement from the Company effective as of November 18, 2016 (Retirement Date). In connection with his retirement from full-time employment with the Company, Mr. Walker has agreed to provide consulting services to Nevro until December 10, 2018. The Company has appointed Chris Christoforou as Vice President, Research and Development effective as of July 25, 2016.

In connection with Mr. Walker’s retirement and in consideration of his release of claims against the Company, the Company entered into a General Release and Separation and Transition Agreement with Mr. Walker (Separation Agreement). Pursuant to the Separation Agreement, Mr. Walker will cease employment of the Company effective as of the Retirement Date and transition into a consulting role until December 10, 2018.  In the event Mr. Walker provides the Company a general release of claims on, or within 30 days of, the Retirement Date, Mr. Walker will be entitled to his annual performance bonus for fiscal year 2016, to the extent earned as determined by the Company in its sole discretion, as well as payment of his COBRA premiums for up to 18 months following the Retirement Date. For the period in which Mr. Walker continues to provide consulting services, Mr. Walker’s outstanding stock options will continue to vest and become exercisable in accordance with their original vesting schedules (except as set forth below), subject to his fulfillment of certain obligations and covenants in favor of the Company. In recognition of Mr. Walker’s service and significant contributions to the Company, the Company has agreed to accelerate the vesting of 7,183 unvested shares subject to an option granted on May 15, 2013 effective upon his Retirement Date.

The foregoing description of the material terms of the Separation Agreement is qualified in its entirety by reference to the full text of the Agreement filed as Exhibit 10.13 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

10.1	Letter Agreement, dated June 7, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.1

10.2	Letter Agreement, dated June 7, 2016, between Bank of America, N.A. and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.2

10.3	Letter Agreement, dated June 7, 2016, between Goldman, Sachs & Co. and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.3

10.4	Letter Agreement, dated June 7, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.4

10.5	Letter Agreement, dated June 7, 2016, between Bank of America, N.A. and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.5

10.6	Letter Agreement, dated June 7, 2016, between Goldman, Sachs & Co. and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.6

10.7	Letter Agreement, dated June 8, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.7

10.8	Letter Agreement, dated June 8, 2016, between Bank of America, N.A. and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.8

10.9	Letter Agreement, dated June 8, 2016, between Goldman, Sachs & Co. and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.9

10.10	Letter Agreement, dated June 8, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.10

10.11	Letter Agreement, dated June 8, 2016, between Bank of America, N.A. and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.11

10.12	Letter Agreement, dated June 8, 2016, between Goldman, Sachs & Co. and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.12

10.13#	General Release and Separation and Transition Agreement, effective as of August 3, 2016, by and between Andre Walker and the Company.				X

10.14#	Amended and Restated Change in Control Severance Agreement, effective as of May 5, 2016, by and between Andrew Galligan and the Company.				X

10.15#	Amended and Restated Change in Control Severance Agreement, effective as of May 5, 2016, by and between Doug Alleavitch and the Company.				X

10.16#	Amended and Restated Change in Control Severance Agreement, effective as of May 5, 2016, by and between Andre Walker and the Company.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

NEVRO CORP.
(Registrant)

Date: August 8, 2016	/s/ RAMI ELGHANDOUR
Rami Elghandour
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	/s/ ANDREW H. GALLIGAN
Andrew H. Galligan
Chief Financial Officer (Principal Financial and Accounting Officer)