Form 10-Q
period 2016-09-30
NEVRO CORP
filed 2016-11-07
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016 there were 28,765,282 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$42,733	$87,036
Short-term investments	245,226	106,634
Accounts receivable, net of allowance for doubtful accounts of $678 and $122 at September 30, 2016 and December 31, 2015, respectively	40,837	22,522
Inventories	73,367	62,430
Prepaid expenses and other current assets	6,776	4,009
Total current assets	408,939	282,631
Property and equipment, net	7,607	5,794
Other assets	2,409	1,852
Restricted cash	906	906
Total assets	$419,861	$291,183
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,105	$21,887
Accrued liabilities	21,383	14,381
Other current liabilities	77	121
Total current liabilities	34,565	36,389
Long-term debt	136,496	19,740
Other long-term liabilities	1,071	462
Total liabilities	172,132	56,591
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2016 and December 31, 2015; zero shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at September 30, 2016 and December 31, 2015; 28,611,806 and 28,143,573 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	29	28
Additional paid-in capital	459,978	424,147
Accumulated other comprehensive loss	(917)	(175)
Accumulated deficit	(211,361)	(189,408)
Total stockholders’ equity	247,729	234,592
Total liabilities and stockholders’ equity	$419,861	$291,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$60,922	$15,402	$157,973	$36,482
Cost of revenue	19,235	5,968	53,741	15,349
Gross profit	41,687	9,434	104,232	21,133
Operating expenses
Research and development	7,923	5,247	22,453	15,508
Sales, general and administrative	35,636	21,896	98,591	54,848
Total operating expenses	43,559	27,143	121,044	70,356
Loss from operations	(1,872)	(17,709)	(16,812)	(49,223)
Interest income	556	185	1,066	399
Interest expense	(2,381)	(739)	(3,995)	(2,093)
Other income (expense), net	259	(922)	96	(1,757)
Loss on extinguishment of debt	—	—	(1,268)	—
Loss before income taxes	(3,438)	(19,185)	(20,913)	(52,674)
Provision for income taxes	448	269	1,040	566
Net loss	(3,886)	(19,454)	(21,953)	(53,240)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(100)	(188)	(446)	(191)
Changes in unrealized losses on short-term investments, net	(507)	(89)	(296)	(4)
Net change in other comprehensive loss	(607)	(277)	(742)	(195)
Comprehensive Loss	$(4,493)	$(19,731)	$(22,695)	$(53,435)
Net loss per share, basic and diluted	$(0.14)	$(0.70)	$(0.77)	$(2.04)
Weighted average number of common shares used to compute basic and diluted net loss per share	28,542,760	27,861,523	28,373,430	26,102,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(21,953)	$(53,240)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,234	287
Stock-based compensation expense	10,428	5,083
Accretion of discount on short-term investments	(148)	(324)
Non-cash loss on extinguishment of debt	1,156	—
Payment of original issue discount	(1,500)	—
Provision for doubtful accounts	562	58
Write-down of inventory	2,759	2,071
Non-cash interest expense	2,037	179
Unrealized losses on foreign currency transactions	939	—
Changes in operating assets and liabilities
Accounts receivable	(19,249)	(4,338)
Inventories	(13,997)	(29,542)
Prepaid expenses and other current assets	(2,837)	(646)
Other assets	(557)	(1,483)
Accounts payable	(8,928)	7,994
Accrued liabilities	6,583	3,851
Other long-term liabilities	610	41
Net cash used in operating activities	(42,861)	(70,009)
Cash flows from investing activities
Purchases of short-term investments	(266,839)	(127,924)
Proceeds from maturity of short-term investments	128,100	144,772
Changes in restricted cash	—	(606)
Purchases of property and equipment	(2,414)	(4,310)
Net cash provided by (used in) investing activities	(141,153)	11,932
Cash flows from financing activities
Proceeds from issuance of common stock in underwritten public offering	—	118,440
Proceeds from issuance of convertible notes	172,500	—
Convertible notes initial issuance discount and debt issuance costs	(6,171)	—
Proceeds from issuance of warrants	33,120	—
Purchase of convertible note hedges	(45,092)	—
Repayment of debt	(19,500)	—
Proceeds from issuance of common stock from stock option exercises	5,234	2,145
Net cash provided by financing activities	140,091	120,585
Effect of exchange rate changes on cash and cash equivalents	(380)	(237)
Net increase (decrease) in cash and cash equivalents	(44,303)	62,271
Cash and cash equivalents
Cash and cash equivalents at beginning of period	87,036	25,287
Cash and cash equivalents at end of period	$42,733	$87,558
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$1,385	$1,016
Vesting of early-exercised stock options	$40	$39

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2015, the Company incurred a net loss of $67.4 million and used $100.4 million of cash in operations. For the nine months ended September 30, 2016, the Company incurred a net loss of $22.0 million and used $42.9 million of cash in operations. At September 30, 2016 and December 31, 2015, the Company had an accumulated deficit of $211.4 million and $189.4 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due 2021.  The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of September 30, 2016 and for the nine months ended September 30, 2016 and 2015, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements filed included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 29, 2016. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2016, and the results of its operations and cash flows for the nine months ended September 30, 2016 and 2015. All such adjustments are of a normal and recurring nature. The interim financial data as of September 30, 2016 is not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any future period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	78%	29%	74%	12%
Australia	*	24%	*	27%
United Kingdom	*	15%	*	17%
Germany	*	14%	*	17%

*	Represents less than 10%

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

Unrealized foreign exchange gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the reporting entity are recorded in other income (expense), net. Additionally, realized gains and losses resulting from transactions denominated in currencies other than the local currency are recorded in other income (expense), net in the condensed consolidated statements of operations. The Company recorded net unrealized and net realized foreign currency transaction gains (losses) during the periods presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net unrealized foreign currency gains (losses)	$615	$293	$(663)	$958
Net realized foreign currency gains (losses)	(310)	(1,170)	918	(2,576)

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended September 30, 2016 and December 31, 2015.  The Company also held cash in foreign banks of approximately $4.0 million at September 30, 2016 and $5.2 million at December 31, 2015 that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

During the three and nine months ended September 30, 2016 and 2015, no single customer accounted for more than 10% of the Company’s revenue. As of September 30, 2016 and December 31, 2015, no single customer accounted for more than 10% of the accounts receivable balance.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $24.2 million and $36.6 million as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of September 30, 2016 and December 31, 2015 consists of a letter of credit of $0.6 million representing collateral for the Company’s Redwood City, California building lease pursuant to an agreement dated March 5, 2015 and certificates of deposit of $0.3 million collateralizing payment of charges related to the Company’s credit cards.

Investment Securities

The Company classifies its investment securities as available-for-sale. Those investments with maturities of less than 12 months at the date of purchase are considered short-term investments. Those investments with maturities greater than 12 months at the date of purchase are considered long-term investments. The Company’s investment securities classified as available-for-sale are recorded at fair value. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated comprehensive income (loss).

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

The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory that is in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach that has been used to value inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. In addition, the Company determines at times that there may be certain inventory that does not meet its product requirements. As a result of these evaluations, the Company recognized total write downs of $1.1 million and $0.5 million for its inventories for the three months ended September 30, 2016 and 2015, respectively, and $2.8 million and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively. The Company’s estimation of the future demand for a particular component of the Senza product may vary and may result in changes in estimates of inventory values in any particular period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through September 30, 2016.

Income Taxes

During the three and nine months ended September 30, 2016 and 2015, the Company calculated its interim tax provision to record taxes incurred on a discrete basis due to the variability of taxable income in the jurisdictions in which it operates. Additionally, the Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements or income tax returns. In estimating future tax consequences, expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes for the three and nine months ended September 30, 2016 and 2015 is primarily comprised of foreign taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The update clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds and distributions from certain equity method investees. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company has not determined the potential effects of the guidance on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. This update is intended to reduce the complexity and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers.  Under this ASU, a selling entity is required to recognize a current tax expense or benefit upon the transfer of the asset. Similarly, the purchasing entity is required to recognize a deferred tax asset or liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. This ASU does not apply to intra-entity transfers of inventory, where the income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. ASU 2016-16 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted.  The Company has not determined the potential effects of the guidance on its consolidated financial statements.

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

Cash Equivalents and Short-Term Investments

The Company’s cash equivalents are comprised of investments in money market funds that are classified as Level 1 of the fair value hierarchy and commercial paper and corporate notes that are classified as Level 2 in the fair value hierarchy. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access. The Company’s short-term investments are comprised of commercial paper and U.S. government agency obligations. All short-term investments have been classified within Level 1 or Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry-standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Balance as of September 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$24,185	$—	$—	$24,185
Commercial paper (iii)	—	171,258	—	171,258
Corporate notes (iii)	—	73,969	—	73,969
Total assets	$24,185	$245,227	$—	$269,412

Balance as of December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$36,559	$—	$—	$36,559
Commercial paper (ii)	—	129,206	—	129,206
Treasury bonds (iii)	10,617	—	—	10,617
Total assets	$47,176	$129,206	$—	$176,382

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.
(iii)	Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of September 30, 2016, the fair value of the 1.75% convertible senior notes due 2021 was $225.1 million.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 6).

4. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$171,352	$9	$(103)	$171,258
Corporate notes	74,039	2	(72)	73,969
Total securities	$245,391	$11	$(175)	$245,227

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper (i)	$129,075	$131	$—	$129,206
Treasury bonds	10,616	1	—	10,617
Total securities	$139,691	$132	$—	$139,823

(i)	Included $33.2 million of commercial paper that is classified as cash and cash equivalents on the consolidated balance sheet.

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The Company has not recorded any realized gains or losses on its investments during the periods presented.

The contractual maturities of the Company’s investment securities were all within one year as of September 30, 2016 and December 31, 2015.

Inventories (in thousands)

	September 30,	December 31,
	2016	2015
Raw materials	$32,132	$37,096
Finished goods	41,235	25,334
Total inventories	$73,367	$62,430

Property and Equipment, Net (in thousands)

	September 30,	December 31,
	2016	2015
Laboratory equipment	$1,718	$921
Computer equipment and software	2,329	1,836
Furniture and fixtures	2,050	1,752
Leasehold improvements	1,213	1,188
Construction in process	2,233	799
Total	9,543	6,496
Less: Accumulated depreciation and amortization	(1,936)	(702)
Property and equipment, net	$7,607	$5,794

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Depreciation and amortization expense	$465	$157	$1,234	$287

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2016	2015
Accrued payroll and related expenses	$14,260	$9,857
Accrued professional fees	745	583
Accrued taxes	2,033	2,044
Accrued clinical and research expenses	642	405
Accrued interest	897	—
Accrued other	2,806	1,492
Total accrued liabilities	$21,383	$14,381

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

The Company recognized rent expense during the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Rent expense	$593	$851	$1,800	$1,260

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

License Agreement

In March 2006, the Company entered into an amended and restated license agreement with the Mayo Foundation for Medical Education and Research (Mayo), and Venturi Group LLC (VGL), which provides the Company access to certain know-how and licensed patents owned by Mayo and VGL for treatment of central, autonomic and peripheral nervous system disorders, including pain, using devices to modulate nerve signaling. The licenses granted are exclusive and the Company has the right to sub-license. The agreement will terminate upon the last to expire patent application, unless terminated earlier. The agreement can be terminated any time by Mayo or VGL.

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

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Royalty expense	$606	$153	$1,571	$363

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

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  During the three months ended September 30, 2016, the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended September 30, 2016 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of September 30, 2016, the if-converted value of the 2021 Notes did not exceed the principal value of those notes.

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

In accounting for the debt issuance costs of $6.2 million related to the 2021 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2021 Notes based on their relative values. Issuance costs attributable to the liability component were $5.0 million and will be amortized to interest expense using the effective interest method over the contractual terms of the 2021 Notes.  Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

September 30,
2016
Principal	$172,500
Unamortized discount	(31,236)
Unamortized issuance cost	(4,768)
Net carrying amount	$136,496

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

September 30,
2016
Debt discount related to value of conversion option	$32,945
Debt issuance cost	(1,179)
Net carrying amount	$31,766

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Contractual interest expense	$755	$898
Amortization of debt discount	1,438	1,710
Amortization of debt issuance costs	188	223
Total interest expense related to the 2021 Notes	$2,381	$2,831

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

Capital Royalty Term Loan

On October 24, 2014, the Company entered into a credit facility (the “credit facility”) with Capital Royalty Partners and certain of its affiliates (the “lenders”) under which, subject to certain conditions, the Company could enter into three term loan agreements totaling $50.0 million with the lenders on or before September 30, 2015. In June 2016, the Company paid the outstanding principal and repayment fees totaling $21.0 million to the lenders, and the credit facility terminated and is now no longer in effect. Under the credit facility, each term loan was to be paid over 24 quarterly payment periods, with the first payment due on the last day of the calendar quarter during the period for which the term loan was made. The first twelve quarterly payments would be interest only payments, and the last twelve quarterly payments would be equal installments in which interest and principal amounts were paid. Interest would be calculated at a fixed rate of 11.5% per annum. During the interest only period for the first twelve quarterly payments under each term loan, the Company could elect to make the 11.5% interest payment by making a cash payment for the 8.0% per annum of interest and making a payment in kind for the remaining amount, for which the 3.5% per annum of interest would be added to the outstanding principal amount of the loans. The Company chose not to elect the payment in kind option. The final payment would also include an additional amount for closing and repayment fees equivalent to 5% of the term loan agreement. The Company entered into the first term loan for $20.0 million on December 12, 2014, and incurred closing fees of $0.5 million. Under the original agreement, the Company was eligible to enter into a second term loan for a principal amount of $10.0 million on or prior to March 31, 2015 and a third term loan for a principal amount of $20.0 million on or prior to September 30, 2015, in each case, upon meeting certain conditions. In March 2015, the Company entered into a First Amendment under its credit facility with Capital Royalty Partners to extend the draw-down deadline of the second draw from March 31, 2015 to June 29, 2015. In June 2015, the Company entered into a Second Amendment to extend the draw-down deadline of the second draw from June 29, 2015 to September 30, 2015.  The Company met the deadline to satisfy certain conditions precedent on or prior to September 30, 2015, such that the interest only period on the first draw was extended so that the outstanding principal amount of the term loans would be payable in a single installment at maturity (the 24th quarterly payment date after the first borrowing).  The Company’s obligations under the credit facility were collateralized by substantially all of its assets, including its intellectual property.

7. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss, basic and diluted	$(3,886)	$(19,454)	$(21,953)	$(53,240)
Weighted average shares outstanding	28,547,789	27,881,302	28,382,147	26,126,145
Less: weighted average shares subject to repurchase	(5,029)	(19,779)	(8,717)	(23,466)
Weighted average shares used to compute basic and diluted net loss per share	28,542,760	27,861,523	28,373,430	26,102,679
Net loss per share, basic and diluted	$(0.14)	$(0.70)	$(0.77)	$(2.04)

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

	September 30,
	2016	2015
Unreleased restricted stock	276,081	—
Options to purchase common stock	2,928,391	2,907,246
Total	3,204,472	2,907,246

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

Shares of common stock issued under the ESPP were zero and 42,613 for the three and nine months ended September 30, 2016, respectively.  No shares of common stock were issued under the ESPP for the three and nine months ended September 30, 2015. Shares available for future purchase under the ESPP were 650,984 at September 30, 2016.

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

In the second quarter of 2015, we recorded our first commercial sales of Senza in the United States.  During 2015, revenue in the United States increased from $53,000 in the second quarter to $4.5 million in the third quarter and $19.8 million in the fourth quarter. Revenue from international sales was $9.7 million, $11.3 million, $10.9 million and $13.3 million for the first, second, third and fourth quarters of fiscal year 2015, respectively. Our total revenue was $9.7 million, $11.4 million, $15.4 million and $33.1 million for the first, second, third and fourth quarters of fiscal year 2015, respectively.  During 2016, revenue in the United States was $29.5 million, $40.6 million and $47.2 million for the first, second and third quarter of the fiscal year, respectively.  Revenue from international sales was $12.2 million, $14.8 million and $13.7 million for the first, second and third quarter of fiscal year 2016, respectively.  Our total revenue was $41.7 million, $55.4 million and $60.9 million for the first, second and third quarter of fiscal year 2016, respectively.

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

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of September 30, 2016 was $211.4 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy, including, our pivotal clinical trial, SENZA-RCT, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our research and development efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

We rely on third-party suppliers for all of the components of Senza and for the assembly of the system. Many of these suppliers are currently single-source suppliers. During 2015 and 2016, we entered into several supply agreements in an effort to reinforce our supply chain.  We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. In particular, we have substantially increased our levels of inventory in order to meet our estimated demand in the United States and, as a result, incur significant expenditures associated with such increases in our inventory. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolesce.

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

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors to cover and reimburse all or part of the cost of Senza and the related implant procedure for patients, principally federal Medicare, state Medicaid and private health insurance plans. The revenue we are able to generate from sales of Senza depends in large part on the availability of reimbursement from such payors. While we currently have a favorable reimbursement decision from federal Medicare, decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policy. These payors may deny reimbursement if they determine that the device or procedure was not used in accordance with the payor’s coverage policy, is subject to individual plan benefit limitations or is investigational and/or experimental.  A significant component of our commercial efforts include working with private payors to ensure positive coverage and reimbursement decisions for Senza. While favorable reimbursement decisions from federal Medicare and certain commercial payors, such as Aetna, Cigna, Humana and Kaiser, have facilitated our increase in revenue to date, certain regional Blue Cross Blue Shield plans, have denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. We continue to engage in efforts to convince such payors of the advantages of HF10 therapy and while we have overturned some investigational/experimental designations such as Blue Cross Blue Shield Highmark and Blue Cross Blue Shield of Alabama, there can be no assurances that we are successful in overturning negative coverage decisions by private health insurance plans.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

Inventory Buildup and Supply Chain Management

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, as we continue with our commercial launch of Senza in the United States and continue to add additional suppliers to fortify our supply chain, we are substantially increasing our levels of inventory. As a result, we are incurring significant expenditures associated with the increases in our inventory, which will include satisfying certain minimum purchase obligations, as demand for Senza in the United States is developing. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case in the nine months ended September 30, 2016 and the year ended December 31, 2015, wherein we recorded a write down of inventory of $1.7 million and $2.1 million, respectively, for inventory that did not meet our product requirements. Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. There have been no significant or material changes in our critical accounting policies during the three months ended September 30, 2016.

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

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality, and the impact of the buying patterns and implant volumes of our hospitals and medical facilities, and third-party distributors. In addition, in the second quarter of 2015, we commenced commercial sales of Senza in the United States and recorded revenue of approximately $24.4 million in fiscal 2015 and $117.3 million in the nine months ended September 30, 2016 for sales in the United States.  We anticipate that our total revenue will increase as we continue our commercial launch in the United States.

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

Operating Expenses

Our operating expenses consist of research and development (R&D), and sales, general and administrative expense (SG&A). Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, stock-based compensation and sales commissions. We expect operating expenses to increase in absolute dollars, as we continue to invest to grow our business.

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

In the last two years, we significantly increased the size of our sales presence internationally and increased marketing spending to generate sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the U.S. We expect SG&A expenses to continue to significantly increase as we build up our sales and marketing personnel to support commercialization of Senza in the United States, continue to increase the size of our sales and marketing organizations and increase our international presence and develop and assist our channel partners.

For the nine months ended September 30, 2016, our administrative expenses increased compared to the same period in the prior year. We expect our administrative expenses will continue to increase as we increase our headcount and expand our facility and information technology to support our growing operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) as a large accelerated filer, director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2016 and 2015

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended
	September 30,
	2016	2015	Change
(in thousands)
Revenue	$60,922	$15,402	$45,520
Cost of revenue	19,235	5,968	13,267
Gross profit	$41,687	$9,434	$32,253
Gross margin	68%	61%	7%

Revenue. Revenue increased to $60.9 million in the three months ended September 30, 2016 from $15.4 million in the three months ended September 30, 2015, an increase of $45.5 million, or 296%. The revenue increase was primarily due to $47.2 million of sales of the Senza system in the United States in the three months ended September 30, 2016, compared to $4.5 million in the three months ended September 30, 2015, our first full quarter of commercialization of Senza in the United States, as well as continued adoption of the Senza system in international markets where it has historically been sold.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $19.2 million in the three months ended September 30, 2016 from $6.0 million in the three months ended September 30, 2015, an increase of $13.3 million, or 222%.  This was primarily due to an $11.3 million increase in the costs of manufactured product components as sales volumes increased in the most recent period, as well as an increase of $1.0 million related to product accessories used as part of ramping our operational infrastructure in response to our continued U.S. product launch. Gross profit increased to $41.7 million in the three months ended September 30, 2016 from $9.4 million in the three months ended September 30, 2015, an increase of $32.3 million, or 341%. Gross profit as a percentage of revenue, or gross margin, increased to 68% in the three months ended September 30, 2016, compared to 61% in the three months ended September 30, 2015. The gross margin increase is partly attributed to a smaller charge in the current year, as a percentage of revenue, related to the write-down of inventory.  We additionally had a decrease in the underlying cost of components sold.

Operating Expenses

	Three Months Ended September 30,
	2016		2015
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$7,923	13%	$5,247	34%	$2,676
Sales, general and administrative	35,636	58%	21,896	142%	13,740
Total operating expenses	$43,559	71%	$27,143	176%	$16,416

Research and Development Expense. R&D expense increased to $7.9 million in the three months ended September 30, 2016 from $5.2 million in the three months ended September 30, 2015, an increase of $2.7 million, or 51%.  The increase in R&D expense reflects an increase in headcount and related personnel and consulting costs of $2.2 million and an increase in clinical and development expenses of $0.4 million.

Sales, General and Administrative Expense. SG&A expense increased to $35.6 million in the three months ended September 30, 2016 from $21.9 million in the three months ended September 30, 2015, an increase of $13.7 million, or 63%.  This increase was primarily due to an increase in personnel costs of $11.5 million in relation to an increase in headcount to support our continued U.S. commercial launch that was allocated to SG&A, increased travel, training, marketing and associated supply costs of $1.3 million, additional facilities costs of $0.3 million and increased bad debt expense of $0.3 million.

Interest Income, Interest Expense and Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

	Three Months Ended September 30,
	2016	2015	Change
(in thousands)
Interest income	$556	$185	$371
Interest expense	(2,381)	(739)	(1,642)
Other income (expense), net	259	(922)	1,181
Provision for income taxes	448	269	179

Interest Income. Interest income increased to $0.6 million in the three months ended September 30, 2016 from $0.2 million in the three months ended September 30, 2015, primarily as a result of the increase in average investment balances as well as average investment return rates.

Interest Expense. Interest expense increased to $2.4 million in the three months ended September 30, 2016 from $0.7 million in the three months ended September 30, 2015, primarily as a result of the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances. In the three months ended September 30, 2016, we recorded a gain of $0.3 million, compared to the corresponding period in the prior year when we recorded a loss of $0.9 million.

Provision for Income Taxes. Income tax expense was $0.4 million and $0.3 million in the three months ended September 30, 2016 and 2015, respectively. The income tax expense for the three months ended September 30, 2016 is principally comprised of state income tax and foreign income tax. We continue to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Comparison of the nine months ended September 30, 2016 and 2015

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2016	2015	Change
(in thousands)
Revenue	$157,973	$36,482	$121,491
Cost of revenue	53,741	15,349	38,392
Gross profit	$104,232	$21,133	$83,099
Gross margin	66%	58%	8%

Revenue. Revenue increased to $158.0 million in the nine months ended September 30, 2016 from $36.5 million in the nine months ended September 30, 2015, an increase of $121.5 million, or 333%. The revenue increase was primarily due to $117.3 million of sales of the Senza system in the United States in the nine months ended September 30, 2016, compared to $4.5 million in the nine months ended September 30, 2015, and the continued adoption of the Senza system in international markets where it has historically been sold.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $53.7 million in the nine months ended September 30, 2016 from $15.3 million in the nine months ended September 30, 2015, an increase of $38.4 million, or 250%.  This was primarily due to a $32.1 million increase in the costs of manufactured product components as sales volumes increased in the most recent period, an increase of $3.4 million related to product accessories used as part of ramping our operational infrastructure in response to our continued U.S. product launch and an increase of $1.2 million related to royalty expenses incurred. Gross profit increased to $104.2 million in the nine months ended September 30, 2016 from $21.1 million in the nine months ended September 30, 2015, an increase of $83.1 million, or 393%. Gross profit as a percentage of revenue, or gross margin, increased to 66% in the nine months ended September 30, 2016, compared to 58% in the nine months ended September 30, 2015. The gross margin increase is partly attributed to a smaller charge in the current year, as a percentage of revenue, related to the write-down of inventory.  We additionally, saw an increase in the average selling prices of our products, as well as a decrease in the underlying cost of components sold.

Operating Expenses

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$22,453	14%	$15,508	43%	$6,945
Sales, general and administrative	98,591	62%	54,848	150%	43,743
Total operating expenses	$121,044	77%	$70,356	193%	$50,688

Research and Development Expense. R&D expense increased to $22.5 million in the nine months ended September 30, 2016 from $15.5 million in the nine months ended September 30, 2015, an increase of $6.9 million, or 45%.  The increase in R&D expense reflects an increase in headcount and related personnel and consulting costs of $5.8 million and an increase in clinical and development expenses of $1.1 million.

Sales, General and Administrative Expense. SG&A expense increased to $98.6 million in the nine months ended September 30, 2016 from $54.8 million in the nine months ended September 30, 2015, an increase of $43.7 million, or 80%.  This increase was primarily due to an increase in personnel costs of $37.1 million in relation to an increase in headcount for SG&A personnel in support of our continued U.S. commercial launch, increased travel, training, marketing and associated supply costs of $2.2 million, increased professional services costs associated with being a public company of $1.7 million, additional facilities costs of $1.3 million, increased computer hardware and software expenses of $0.8 million and increased bad debt expense of $0.5 million.

Interest Income, Interest Expense and Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

	Nine Months Ended September 30,
	2016	2015	Change
(in thousands)
Interest income	$1,066	$399	$667
Interest expense	(3,995)	(2,093)	(1,902)
Other income (expense), net	96	(1,757)	1,853
Loss on extinguishment of debt	(1,268)	—	(1,268)
Provision for income taxes	1,040	566	474

Interest Income. Interest income increased to $1.1 million in the nine months ended September 30, 2016 from $0.4 million in the nine months ended September 30, 2015, primarily as a result of the increase in average investment balances as well as average investment return rates.

Interest Expense. Interest expense increased to $4.0 million in the nine months ended September 30, 2016 from $2.1 million in the nine months ended September 30, 2015, primarily as a result of the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances. In the nine months ended September 30, 2016, we recorded a gain of $0.3 million for these items, compared to the corresponding period in the prior year when we recorded a loss of $1.6 million.

Loss on Extinguishment of Debt. We paid in full the outstanding obligation under our credit facility in the nine months ended September 30, 2016.  The difference between the total payment to the lenders and the net carrying amount of the obligation recorded on our balance sheet was recorded as a loss on extinguishment of debt.

Provision for Income Taxes. Income tax expense was $1.0 million and $0.6 million in the nine months ended September 30, 2016 and 2015, respectively. The income tax expense for the nine months ended September 30, 2016 is principally comprised of state income tax and foreign income tax. We continue to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception through September 30, 2016, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowing under our credit facility, which we have subsequently repaid, and the issuance of convertible senior notes due 2021 in June 2016. At September 30, 2016, we had cash, cash equivalents and short-term investments of $288.0 million.  Based on our current operating plan, we expect that our cash on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

In June 2016, we paid the outstanding principal and repayment fees under our credit facility with Capital Royalty Partners and certain of its affiliates and terminated the credit facility.  As of September 30, 2016, we do not have a credit facility in place.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2016	2015
(in thousands)
Net cash provided by (used in)
Operating activities	$(42,861)	$(70,009)
Investing activities	(141,153)	11,932
Financing activities	140,091	120,585
Effect of exchange rate on cash flows	(380)	(237)
Net increase (decrease) in cash and cash equivalents	$(44,303)	$62,271

Cash Used in Operating Activities. Net cash used in operating activities was $42.9 million in the nine months ended September 30, 2016, compared to $70.0 million in the nine months ended September 30, 2015. In the nine months ended September 30, 2016, net cash used in operations was primarily a result of the net losses recorded during the period of $22.0 million, as well as increases in our prepaid expenses and other current assets of $2.8 million and net decreases in our accounts payable and accrued liabilities of $2.3 million.  We also had increases in our accounts receivable of $19.2 million and our inventories of $14.0 million as we build inventories, both in relation to our continued U.S. commercial launch.  These changes were partially offset by the recording of non-cash stock based compensation expense of $10.4 million, write-downs of inventory of $2.8 million and non-cash interest expense of $2.0 million. In the nine months ended September 30, 2015, the net cash used in operations were primarily a result of the net losses recorded during the period of $53.2 million, increases in inventories of $29.5 million as we built inventories as part of our U.S. commercial launch, accounts receivable of $4.3 million and long-term assets of $1.5 million. These increases were partially offset by an increase of $11.8 million in accounts payable and accrued liabilities, which were primarily due to increases in headcount-related liabilities and owed in association with our increase in inventories, as well as the recording of non-cash stock based compensation expense of $5.1 million and inventory write-downs of $2.1 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net purchases of investments of $138.7 million in the nine months ended September 30, 2016 and net proceeds from the maturity of investments of $16.8 million in the nine months ended September 30, 2015.  We additionally purchased $2.4 million and $4.3 million of property and equipment in the nine months ended September 30, 2016 and 2015, respectively.

Cash Provided by Financing Activities. Cash provided by financing activities was $140.1 million in the nine months ended September 30, 2016. The majority of this cash was provided by the issuance of convertible debt of $172.5 million.  Additionally, we received proceeds of $5.2 million from the issuance of common stock from stock option exercises. The cash received from these activities was offset by a net $12.0 million cost of convertible note hedge and warrant transactions, which included the $45.1 million purchase of convertible note hedges and proceeds of $33.1 million related to the sale of warrants. Convertible debt issuance costs were $6.2 million, and $19.5 million was used in relation to the repayment of the credit facility. Cash provided by financing activities was $120.6 million in the nine months ended September 30, 2015, primarily due to the $118.4 million of cash received from the issuance of common stock in our underwritten public offering in June 2015 and $2.1 million received from the exercise of common stock options.

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

Off-Balance Sheet Arrangements

Through September 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 5 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2016, we had cash and cash equivalents of $42.7 million, consisting of cash and money market funds, and short-term investments of $245.2 million, consisting of commercial paper and corporate notes. We maintained investments in money market funds that were not federally insured in the nine months ended September 30, 2016 and additionally held cash in foreign banks of approximately $4.0 million at September 30, 2016 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction gain of $0.3 million in the nine months ended September 30, 2016 and losses of $1.6 million in the nine months ended September 30, 2015. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the three months ended September 30, 2016 would have affected the Company’s net loss by approximately 23%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. In May 2015, the FDA approved our PMA to market Senza in the United States and we commenced commercial sales in the United States in mid-2015. We expect to continue to incur losses as we build our U.S. commercial sales force and continue our commercial launch in the United States, as well as continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $22.0 million for the nine months ended September 30, 2016 and net losses of $67.4 million and $30.7 million for the years ended December 31, 2015 and 2014, respectively. As of September 30, 2016 our accumulated deficit was $211.4 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are substantially dependent on market acceptance in the United States for our HF10 therapy, and the failure of our HF10 therapy to gain such market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and HF10 therapy for the treatment of chronic leg and back pain. Prior to 2015, our revenue was derived nearly entirely from sales of Senza in Europe and Australia. Although we received approval for our PMA in May 2015, we are still in the early stages of our commercialization efforts in the United States, with only five full quarters of commercial sales thus far.  We have incurred and will in the future incur significant costs, including costs to continue to build our sales force, in order to sustain our commercial sales in the United States. If we are unable to continue to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for this product. Because we do not have any other products currently in development, if we are unsuccessful in commercializing Senza or are unable to market Senza as a result of a quality problem, failure to maintain or obtain additional regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our HF10 therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval, including Senza, will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify as we grow our presence in the U.S. market. For example, our major competitors, Medtronic plc, Boston Scientific Corporation and St. Jude Medical, Inc., each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years.  In addition, in October 2016, St. Jude Medical obtained FDA approval for a SCS system that offers an alternate waveform, and in February 2016, the company gained approval for a neuromodulation system that stimulates the dorsal root ganglion for treatment of focal pain and complex regional pain syndrome.  Additionally, we believe that Boston Scientific is in the later stages of a randomized clinical trial of high-frequency SCS therapy.  In addition to these major competitors, we may also face competition from smaller companies such as Nuvectra and Stimwave.  Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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

We have commercialized Senza in the EEA and Australia, and only recently initiated commercial sales in the United States, and we may never achieve market acceptance.

Senza has been CE marked since 2010, enabling us to commercialize it throughout the EEA, which is currently comprised of the 28 Member States of the European Union (EU), plus Norway, Liechtenstein and Iceland. It was also approved by the Australia

Therapeutic Goods Administration (TGA), in 2011. In May 2015, the FDA approved our PMA to market Senza in the United States, and as such, we have only recently commenced commercialization in the United States and have completed only four full fiscal quarters of sales. As a result, we have a limited history of commercializing our product generally and limited history of selling Senza in the United States. We also have limited experience engaging in commercial activities and limited established relationships with physicians and hospitals as well as third-party suppliers on whom we depend for the manufacture of our product. As an organization, we have only recently commercially launched our first product in the United States and commenced sales representative training. A commercial launch and training program of this size is a significant undertaking that requires substantial financial and managerial resources. We may be unable to gain broader market acceptance in the countries in which we have already begun to commercialize Senza, including the United States, for a number of reasons, including:

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

Our revenue from international markets has increased from $18.2 million for the year ended December 31, 2012 to $45.3 million for the year ended December 31, 2015 and $40.7 million for the nine months ended September 30, 2016 on the basis of our sales of Senza in Europe and Australia; however, we do not expect to continue this rate of revenue growth in these international markets. Due to our current penetration in these markets, we expect to grow less rapidly in the future than we have in the past in these markets. Furthermore, given our recent commercialization in the United States, we have not developed a history of payment and therefore we may encounter difficulties in collecting receivables related to our U.S. sales.

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

Traditional SCS has been available for almost 50 years, while Senza has only been commercially available since 2010 and, as a result, we have a limited track record compared to our competitors.

Traditional SCS has been commercialized since 1967, while we only began commercializing Senza internationally in 2010. Because we have a limited commercial track record compared to our competitors and Senza has been implanted in patients for significantly less time than our competitors’ products, physicians may be slower to adopt or recommend Senza. Further, while we believe our international commercial experience and recent U.S. experience, and our European two-year study and U.S. pivotal study support the safety and effectiveness of our HF10 therapy, future studies or patient experience over a longer period of time may indicate that treatment with our HF10 therapy does not achieve non-inferiority status as compared to treatment with competitive products or that our HF10 therapy causes unexpected or serious complications or other unforeseen negative effects. Such results would likely slow the adoption of Senza and significantly reduce our sales, which would harm our business and adversely affect our results of operations.

Furthermore, if patients with traditional SCS implantations were to experience unexpected or serious complications or other unforeseen effects, the market for Senza may be adversely affected, even if such effects are not applicable to Senza.

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.

In 2010, we began selling Senza in the EEA and, in August 2011, we began selling Senza in Australia. As of September 30, 2016, we sell Senza directly in Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in the Netherlands, Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to U.S. and foreign governmental trade, import and export and customs regulations and laws.

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

We believe that establishing and strengthening the Nevro and Senza brands is critical to achieving widespread acceptance of HF10 therapy, particularly because of the highly competitive nature of the market for SCS products. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable product for successful treatment of chronic leg and back pain. Additionally, we believe the quality and reliability of our product is critical to building physician support of this new therapy in the U.S. and any negative publicity regarding the quality or reliability of Senza could significantly damage our reputation in the market. Further, given the established nature of our competitors, and our recent commercial launch in the United States, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our HF10 therapy may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. For example, certain regional Blue Cross Blue Shield plans have denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

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

Our future success also depends on our ability to retain executive officers and other key employees and attract new key employees. Many executive officers and other employees in the neuromodulation and medical device industry are subject to strict non-competition, non-solicitation and/or confidentiality agreements with their employers, including our main competitors Medtronic plc, Boston Scientific Corporation and St. Jude Medical, Inc. Our competitors may allege breaches of and seek to enforce such non-competition, non-solicitation and/or confidentiality agreements or initiate litigation based on such agreements, particularly now that we have entered the U.S. market. Such litigation, whether or not meritorious, may impede our ability to attract, hire or utilize executive officers and other key employees who have been or are currently employed by our competitors.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-

Smith Act), was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switched the United States patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy- Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. In addition, many of our executive officers and key employees, as well as our Executive Chairman, have worked for our major competitors (or companies acquired by these competitors), which include Boston Scientific Corporation, Medtronic plc and St. Jude Medical, Inc. Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products would have a material adverse effect on our business, and may prevent us from selling our products or from practicing our processes. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

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

A portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros and Australian Dollars. In the first half of 2015, and all of 2014 and 2013, nearly all of our total revenue was denominated in foreign currencies. As a result, changes in the exchange rates between such foreign currencies and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock and the value of the 2021 Notes could be adversely affected.

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

The FDA, EEA Competent Authorities and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, conduct a product notification or recall to inform physicians of changes to instructions for use, or if a deficiency in a device is found or suspected. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. Recalls, which include certain notifications and corrections as well as removals, of Senza could divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenue.

In addition, the manufacturing of our products is subject to extensive post-market regulation by the FDA and foreign regulatory authorities, and any failure by us or our contract manufacturers or suppliers to comply with regulatory requirements could result in recalls, facility closures, and other penalties. We and our suppliers and contract manufacturers are subject to the FDA’s Quality System Regulation, and comparable foreign regulations which govern the methods used in, and the facilities and controls used for, the design, manufacture, quality assurance, labeling, packaging, sterilization, storage, shipping, and servicing of medical devices. These regulations are enforced through periodic inspections of manufacturing facilities. Any manufacturing issues at our or our suppliers’ or contract manufacturers’ facilities, including failure to comply with regulatory requirements, may result in warning or untitled letters, manufacturing restrictions, voluntary or mandatory recalls or corrections, fines, withdrawals of regulatory clearances or approvals, product seizures, injunctions, or the imposition of civil or criminal penalties, which would adversely affect our business results and prospects.

We are required to report certain malfunctions, deaths, and serious injuries associated with our products, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting, regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the EEA are legally bound to report incidents involving devices they produce or sell to the regulatory agency, or competent authority, in whose jurisdiction the incident occurred. Under the EU Medical Devices Directive (Directive 93/42/EEC), an incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, or user or of other persons or to a serious deterioration in their state of health.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals.

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

In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which has increased now that we are no longer an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). We continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we will incur in order to remain compliant with our public company reporting requirements or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which would increase our general and administrative expense and could adversely affect our profitability.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of legal restrictions on resale, the trading price of our common stock and the value of the 2021 Notes could decline. As of September 30, 2016, we had outstanding a total of approximately 28.6 million shares of common stock. Of these shares, the 8,050,000 shares of our common stock sold in the IPO and the 5,411,762 shares sold by us and certain selling stockholders in our June 2015 underwritten public offering are freely tradable, without restriction (except as otherwise applicable), in the public market.

Furthermore, as of September 30, 2016, approximately 6.3 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes could decline.

The holders of up to approximately 1.7 million shares of our outstanding common stock as of September 30, 2016 were entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock and could cause the value of the 2021 Notes to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2016 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates held approximately 44% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position, and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

10.1#	General Release and Separation and Transition Agreement, effective as of August 3, 2016, by and between Andre Walker and the Company.	10-Q	8/8/2016	10.13

10.2#	Amended and Restated Change in Control Severance Agreement, effective as of August 3, 2016, by and between Michael Enxing and the Company.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

NEVRO CORP.
(Registrant)

Date: November 7, 2016	/s/ RAMI ELGHANDOUR
Rami Elghandour
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2016	/s/ ANDREW H. GALLIGAN
Andrew H. Galligan
Chief Financial Officer (Principal Financial and Accounting Officer)