Form 10-K
period 2016-12-31
NEVRO CORP
filed 2017-02-23
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,652 million based on the closing sale price for the registrant’s common stock on The New York Stock Exchange on that date of $73.76 per share.

As of February 14, 2017, there were 29,183,202 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2016.

NEVRO CORP.

PART I

ITEM 1. BUSINESS

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain. Our proprietary paresthesia-free HF10 therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy with it being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has limited efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $1.6 to $1.8 billion existing global SCS market by treating back pain in addition to leg and pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) which supports the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced consistent significant revenue growth in the United States since commercial launch and, effective January 1, 2016, received transitional pass-through payment under the Medicare hospital outpatient prospective payment system. In addition, on the basis of our strong clinical evidence, Senza is currently reimbursed by each of the top 10 national insurance providers. In early 2017, we commenced a controlled commercial launch of our surgical lead, marketed as the SurpassTM surgical lead, which we believe will provide us access to an additional approximately 30% of the U.S. SCS market. The tables below sets forth our revenue from U.S. and international sales the past two years on a quarterly basis and total revenue for each of the past three years.

	Q1 2015	Q2 2015	Q3 2015	Q4 2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016
	(in millions)
Revenue from U.S. sales	N/A	$0.1	$4.5	$19.8	$29.5	$40.6	$47.2	$56.0
Revenue from international sales	9.7	11.3	10.9	13.3	12.2	14.8	13.7	14.5
Total sales revenue	$9.7	$11.4	$15.4	$33.1	$41.7	$55.4	$60.9	$70.5

	2014	2015	2016
	(in millions)
Total revenue	$32.6	$69.6	$228.5

With a primary focus on treating leg pain, the global market for SCS therapy was estimated to be approximately $1.6 to $1.8 billion in 2016 and is expected to grow to approximately $2.5 billion per year by 2020. The United States represents approximately 80% of this global market due in part to governmental reimbursement restraints in international markets. We believe that due to factors such as an aging population and an increasing number of failed back surgeries, there is an opportunity for an SCS therapy that effectively treats back pain to create an incremental opportunity approximately the size of the existing SCS market over time.

We believe our HF10 therapy will continue to both take share of and expand the SCS therapy market due to HF10 therapy being a paresthesia-free therapy and having superior efficacy when compared to traditional SCS therapies. Traditional SCS therapy generates paresthesia, a sensation typically experienced as tingling, numbness and buzzing, which overlaps the pain area. Paresthesia is often considered unpleasant or uncomfortable, sometimes causes a shocking or jolting sensation with changes in posture and is a continuous reminder of the patient’s chronic condition. Compared to traditional SCS therapy which typically operates at 50 Hz to 60 Hz, HF10 therapy delivers spinal cord stimulation at a lower amplitude and a higher frequency waveform of 10,000 Hz. In addition, HF10 therapy relies on consistent anatomical placement of the stimulation leads across patients, thus reducing procedure variability relative to traditional SCS therapy which requires individualized lead placement to properly map paresthesia coverage. We believe the ability of HF10 therapy to deliver pain relief without paresthesia provides a substantial benefit over traditional SCS therapy to patients and physicians.

We believe the clinical results from our SENZA-RCT study, along with our European studies, position us with superior and compelling efficacy data. The following charts provide a comparison of HF10 therapy in both pain reduction and responder rates against the other prospective Level 1 studies conducted.

1.

Al-Kaisy A, et. al. Sustained effectiveness of 10 kHz high-frequency spinal cord stimulation for patients with chronic, low back pain: 24-month results of a prospective multicenter study. Pain Med. 2014;15:347-354.  Internal data on file.

2.

Kapural, Leonardo et. al. Novel 10-kHz High-frequency Therapy (HF10 Therapy) Is Superior to Traditional Low-frequency Spinal Cord Stimulation for the Treatment of Chronic Back and Leg Pain: The SENZA-RCT Randomized Controlled Trial. Anesthesiology Vol. 123 No 4. October 2015.

3.

Kumar K et al., Spinal cord stimulation versus conventional medical management for neuropathic pain: A multicentre randomised controlled trial in patients with failed back surgery syndrome, Pain (2007), doi:10.1016/j.pain.2007.07.028.  6-month data shown.

4.	St. Jude Medical Proclaim™ Implantable Pulse Generator Clinician's Manual, Models 3660, 3662, 3665, 3667. Published on www.sjm.com October 2016.

1.

Al-Kaisy A, et. al. Sustained effectiveness of 10 kHz high-frequency spinal cord stimulation for patients with chronic, low back pain: 24-month results of a prospective multicenter study. Pain Med. 2014;15:347-354.  Internal data on file.

2.

Kapural, Leonardo et. al. Novel 10-kHz High-frequency Therapy (HF10 Therapy) Is Superior to Traditional Low-frequency Spinal Cord Stimulation for the Treatment of Chronic Back and Leg Pain: The SENZA-RCT Randomized Controlled Trial. Anesthesiology Vol. 123 No 4. October 2015.

3.

Kumar K et al., Spinal cord stimulation versus conventional medical management for neuropathic pain: A multicentre randomised controlled trial in patients with failed back surgery syndrome, Pain (2007), doi:10.1016/j.pain.2007.07.028.  6-month data shown.

4.	St. Jude Medical Proclaim™ Implantable Pulse Generator Clinician's Manual, Models 3660, 3662, 3665, 3667. Published on www.sjm.com October 2016.

In November 2016, we filed a lawsuit for patent infringement against Boston Scientific Corporation and Boston Scientific Neuromodulation Corporation (collectively, “Boston Scientific”) asserting that Boston Scientific is infringing our patents covering inventions related to our HF10 therapy and the Senza system.  Following our lawsuit, in December 2016, Boston Scientific countered with a patent infringement lawsuit against us, alleging that we infringed Boston Scientific’s patents covering SCS technology related to stimulation leads, rechargeable batteries and telemetry.  Each of the lawsuits seek preliminary and permanent injunctive relief against further infringement as well as damages and attorney fees.

We believe we have built competitive advantages through our proprietary technology, clinical evidence base, strong track record of execution with over 15,000 patients implanted with Senza, extensive intellectual property and a proven management team with substantial neuromodulation experience. With the well-demonstrated superior efficacy of our HF10 therapy, we aim to continue to drive adoption and penetration in the U.S. market, which represents the largest opportunity in SCS, and expand patient access to HF10 therapy by investing in the development of evidence for new indications such as chronic upper limb and neck pain, painful neuropathies and non-surgical refractory back pain.

Market Overview

Existing Treatments for Chronic Pain and Limitations

Chronic pain has been defined as pain that lasts longer than the time required for tissues to heal, which is often considered to be three months.  Patients who present with chronic pain are typically placed on a treatment progression plan. Initial medical management typically includes behavioral modification, exercise, physical therapy and over-the-counter analgesics and non-steroidal anti-inflammatory drugs. When early stage medical management is not sufficient for the treatment of chronic leg and back pain, patients may progress to interventional techniques including steroid injections or nerve blocks. Patients who do not respond to these more conservative treatments are considered candidates for more advanced therapies.  These more advanced therapies include spine surgery, treatment with oral opioids and SCS.  Spine surgery, while a common invasive procedure, can result in complications such as Failed Back Surgery Syndrome, or FBSS, a condition where pain persists despite the procedure, and spinal surgery often fails to treat certain types of chronic pain such as severe neuropathic back pain.  Oral opioids, while reducing the patient’s perception of pain, lack clinical evidence to support long-term usage and can cause multiple complications and side-effects including nausea, vomiting and dizziness.  Further, opioids present a high risk of addiction and abuse.

Traditional Spinal Cord Stimulation and Limitations

SCS is a type of neuromodulation technology that utilizes an implantable, pacemaker-like device to deliver electrical impulses to the spinal cord to treat chronic pain.  Traditional SCS therapy is designed to induce paresthesia, a sensation typically experienced as tingling, numbness and buzzing, which overlaps the area of pain with the intent of masking pain perception. The electrical pulses are delivered by small electrodes on leads that are placed near the spinal cord and are connected to a battery-powered generator implanted under the skin. Traditional SCS therapy is currently indicated as a treatment for chronic pain of the trunk and limbs in patients who failed conventional medical management. Traditional SCS therapy is considered to be a minimally invasive and reversible therapy that may provide greater long-term benefits over more invasive surgical approaches or opioids. The most common use for traditional SCS therapy is for neuropathic pain conditions such as FBSS.

Traditional SCS therapy generally consists of two phases, an evaluation period, also called the trial period, which typically lasts several days, followed by a permanent implant for those patients who experience a successful trial period. The trial period involves a percutaneously placed insulated wire, called a lead, which a physician implants near the spinal cord using a needle. During the trial period, a temporary external system is used by patients and physicians for evaluating whether traditional SCS therapy is effective. If the trial period is successful, a permanent system is implanted in the patient. The success criterion is typically an approximate 50% reduction in pain during the evaluation period. For those patients that proceed to the permanent implant procedure, we believe that approximately 30% of U.S. procedures are completed using surgical leads and the remaining are completed using percutaneous leads.

A key part of the permanent system is the implantable pulse generator, or IPG, which is a miniaturized version of the external stimulator. The IPG should provide the patient with multiple years of use and can be either rechargeable or non-rechargeable. Primary cell IPGs, or non-rechargeable IPGs, are used in cases where the patient requires a lower level of stimulation and such systems have a limited life. Rechargeable IPGs, a more recent innovation, can be more expensive but allow for higher levels of stimulation and may last 10 years or more. Due to payor constraints in certain European countries, the transition from primary cell IPGs to rechargeable IPGs has been slow in those markets. In the United States and Australia, most IPGs implanted are rechargeable.

Traditional SCS products have required paresthesia to provide pain relief, and consequently, paresthesia coverage has been used as a surrogate metric for successful pain relief. Paresthesia is often considered unpleasant or uncomfortable and is sometimes made worse by a shocking or jolting sensation with changes in posture. Unpleasant sensations can be caused by lead movement closer to the spinal cord or away from it as the patient moves, resulting in variation in paresthesia intensity. Paresthesia is also a constant reminder of the patient’s chronic condition. Due to the distraction of paresthesia, patients with traditional SCS devices are instructed not to drive or operate machinery when the device is active. Medtronic plc, or Medtronic, the current leader in neuromodulation, has released a survey showing that 71% of patients find paresthesia uncomfortable at times. As such, innovation in the SCS market has historically focused on technologies that optimize traditional SCS therapy’s ability to create more precise paresthesia fields. Even with successful paresthesia coverage, patients still may not receive pain relief or often lose pain relief after a period of time.

Traditional SCS procedures also require physicians to perform the complex and often time-consuming process of paresthesia mapping. This mapping process requires a patient to be sedated for the lead placement, then awakened and repeatedly questioned in order for the physician to assess paresthesia coverage over the patient’s area of pain and reposition and reprogram the leads to redirect the paresthesia. This process creates variability in the procedure and a complicated anesthesia management process, impacting the physician’s schedule and patient comfort. The primary objective of traditional SCS therapy is to create a stimulation program that covers the areas of pain without creating paresthesia beyond the pain areas, given that this can be uncomfortable and difficult to tolerate.

Our Solution for Chronic Pain

HF10 Therapy

Our HF10 therapy is designed to deliver innovative neuromodulation solutions for treating chronic pain based on what we believe to be the best clinical evidence available. By overcoming many of the limitations of traditional SCS therapy, our HF10 therapy offers superior efficacy for patients and provides significant advantages to physicians and hospitals. We believe the advantages of our proprietary HF10 therapy over traditional SCS include:

•

Demonstrated superior efficacy data for both leg and back pain: In our SENZA-RCT pivotal study, HF10 therapy was demonstrated to provide significant and sustained back pain relief in addition to leg pain relief. HF10 therapy was shown in both number of patients that respond and in treatment efficacy to be superior to traditional SCS therapy as it is nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain. Our SENZA-RCT study, along with the previously completed European studies, represent what we believe is the most robust body of clinical evidence for any SCS therapy. We believe that the superior efficacy results and robust data provided in our pivotal clinical trials will drive increased adoption of our HF10 therapy among patients, payors and providers and may enable us to gain significant market share in the approximately $1.6 to $1.8 billion existing global SCS market, which is primarily based on treating leg pain. In addition, we believe our efficacy data in back pain will allow us to expand the SCS market under current reimbursement regimes by meeting demand from back pain patients who are largely untreated by traditional SCS therapies.

•

Paresthesia free pain relief for patients:  HF10 therapy offers the notable benefit to patients of achieving significant and sustained pain relief without paresthesia, thus enabling our patients to avoid the uncomfortable shocking or jolting sensations commonly associated with paresthesia, and removing a major barrier for many patients who may otherwise benefit from SCS therapy.

•	Anatomical lead placement for physicians. Since HF10 therapy relies on consistent anatomical lead placement, it removes the cumbersome process of paresthesia mapping that is required by traditional

SCS therapy, reducing variability in the operating procedure and offering a significant benefit to both physicians and hospitals by reducing variability of procedures.
•

Ability to treat a broader group of chronic pain patients: Our HF10 therapy is a platform technology that we believe can provide treatment benefits for a broader group of chronic pain indications. We are currently investigating the use of HF10 therapy to address additional indications such as chronic upper limb and neck pain, painful neuropathies and non-surgical refractory back pain. Based on analysis from our SENZA-RCT and European studies, we believe HF10 therapy may be an attractive treatment option for some non-surgical refractory back pain patients due to its cost, reversibility and initial trial period. Due to the removal of paresthesia, HF10 may also be an effective therapy for patients with chronic upper limb and neck pain as it will not create the intense discomfort that traditional SCS generates for patients with chronic upper limb and neck pain when leads are placed in the cervical spine.

Our Growth Strategy

Our mission is to be the neuromodulation leader in the treatment of chronic pain by developing innovative, evidence-based solutions. To accomplish this objective we intend to:

•

Drive adoption of HF10 therapy through a world-class sales and marketing organization: We will continue to build our worldwide sales organization consisting of direct sales representatives and, in some international markets, a network of distributors and sales agents. In particular, we are continuing to make significant investments in building our U.S. commercial infrastructure and sales force. This is a lengthy process that requires significant investment to recruit and train qualified sales representatives. Following initial training for Senza, our sales representatives typically require lead time in the field to grow their network of accounts and produce sales results. Successfully recruiting and training a sufficient number of productive sales representatives is required to achieve our expected growth rate. As of December 31, 2016, we have 194 hired and trained sales representatives in the field in the United States.  Our sales representatives target physician specialties involved in SCS treatment decisions, including neurosurgeons, physiatrists, interventional pain specialists and orthopedic spine surgeons. Further, we expect that our direct sales force will target the approximately 2,400 hospitals and outpatient surgery centers, at which we believe an estimated 90% of SCS procedures in the United States are performed. To complement our sales representatives, we intend for our marketing and reimbursement teams to drive HF10 therapy adoption through creating awareness and demand among additional stakeholders involved in the SCS treatment decision, including third-party payors, hospital administrators, and patients and their families. Internationally, we plan to increase coverage in certain of our existing markets by continuing the expansion of our direct sales force.

•

Expand the existing SCS market by treating back pain: We believe we are expanding the existing SCS market by delivering a system that provides meaningful treatment for chronic back pain, which we believe represents a significant opportunity in the global SCS market. With traditional SCS therapy, patients who experience predominant back pain are associated with lower levels of treatment success. Consequently, patients with back pain are typically not recommended for treatment with traditional SCS therapy due to the difficulty of achieving and maintaining pain coverage. In contrast to traditional SCS therapy, we believe HF10 therapy is positioned to expand the existing SCS market by effectively treating back pain in addition to leg pain.

•

Communicate the clinically demonstrated, superior efficacy of HF10 therapy to patients, physicians and payors globally: Given our robust clinical evidence that demonstrates the superior efficacy of our HF10 therapy, we believe we will be able to position our therapy with patients, providers and payors in a differentiated way. Given that our SENZA-RCT pivotal study has demonstrated superiority for both back and leg pain in a head-to-head comparison with traditional SCS, we are able to differentiate HF10 therapy by communicating its superior clinical benefits and advantages to patients, physicians and payors.

•

Invest in research and development to drive innovation: We are extending our novel and proprietary technologies into a series of product enhancements with the goal of improving the treatment of chronic pain. Product enhancements in development include a next-generation IPG and enhanced MRI capability.  Further, we have recently commenced a controlled commercial launch of our new surgical leads, marketed as the Surpass surgical lead, which we believe will give access to approximately 30% of the U.S. SCS market that we previously did not address without the surgical lead. We believe product enhancements if and when completed will drive continued adoption of our technology platform and further validate the advantages and benefits of our HF10 therapy.

•

Scale our business to achieve cost and production efficiencies: We plan to improve the efficiency of our third-party manufacturing processes, which we believe will lower our per unit manufacturing cost. We expect to continue to scale our manufacturing operations as we expand Senza sales volumes in the United States.

Growth Opportunities in Other Chronic Pain Indications

We plan to use our platform technology to develop HF10 therapy for use in other chronic pain indications with significant unmet medical need, including chronic upper limb and neck pain, non-surgical back pain and painful neuropathies. There can be no assurance that we will be successful in developing HF10 therapy for use in other indications or in receiving required regulatory approvals and reimbursement coverage to market Senza and HF10 therapy for use in other indications. Below are three areas where preliminary results have been promising:

Chronic Upper Limb and Neck Pain

Chronic neck pain with or without upper limb pain is prevalent in 48% of women and 38% of men in the general adult population, with persistent complaints in 22% of women and 16% of men. Multiple treatments currently exist in the market today, such as epidural injections, but there is a lack of clinically efficacious treatments for some patients. In addition, there has been a very small body of evidence published on the application of SCS in chronic neck pain and upper limb pain by placing the leads in the cervical spine. The evidence has suggested limited therapeutic response when traditional SCS therapy is used, where the paresthesia in the cervical spine associated with traditional SCS therapy can create intolerable discomfort, limiting its viability. We believe Senza can overcome this barrier due to its ability to deliver pain relief without paresthesia, combined with its demonstrated superior efficacy relative to the traditional SCS for back and leg pain. Early results from our SENZA Upper Limb and Neck study, which were presented at the North America Neuromodulation Society (NANS) conference in January 2017, demonstrated a 75% overall responder rate for 20 patients at three months. Further, average neck pain scores (as measured on the Visual Analog Scale (VAS)) declined from 7.5 (n=38) at baseline to 2.5 (n=20) at three months. For upper limb pain, average VAS scores declined from 7.0 (n=19) at baseline to 1.9 (n=12) at three months.

Non-Surgical Back Pain (Pre-Spinal Surgery)

One of the most common uses for SCS is for neuropathic pain conditions such as FBSS. The incidence of patients that will develop FBSS following lumbar spinal surgery is estimated to be within the range of 10% to 40%. With the increasing number of spinal surgeries in the United States, FBSS is also increasing. While there is a clear need for spinal surgery in many patients, given the high rate of FBSS there is a potential for SCS to move up the treatment progression ahead of spinal surgery for some patients without mechanical instability. HF10 therapy could provide an attractive treatment option for these patients due to its cost, reversibility and initial trial period. In subset analysis of pre-spinal surgery patients from our SENZA-RCT and European studies, respectively, we found a decrease in back pain VAS scores from 7.2 to 2.5 (12 months, n=11) and 8.1 to 3.4 (24 months, n=14), respectively, as well as a decrease in leg pain VAS scores from 7.1 to 2.3 (12 months, n=11) and 5.9 to 2.8 (24 months, n=14), respectively. More recent results in patients treated with HF10 therapy with no history of spinal surgery from a study led by Adnan Al-Kaisy demonstrated similar promising results. In this study, patients experienced reduced back pain VAS and Oswestry Disability Index (ODI) scores from baseline of 73% and 48% respectively at 12 months (n=20). In addition to pain reduction and reduced disability, a reduction in opioid use of 64% was also observed in this study.

Painful Neuropathies

The American Chronic Pain Association estimates that more than 15 million people in the United States and Europe have some degree of neuropathic pain. More than two out of every 100 people are estimated to have peripheral neuropathy, with the incidence rate increasing to eight in every 100 for people aged 55 or older. The diminished quality of life and increased disability associated with peripheral neuropathy results in significant workforce and healthcare costs. Various treatments currently exist, but have limited efficacy. As such, we have initiated an initial study to determine if HF10 therapy could help this patient group. Preliminary results of a prospective, multicenter feasibility study treating chronic intractable pain of the limbs from peripheral polyneuropathy using HF10 therapy demonstrated a decrease in mean VAS pain score from 7.6 cm at baseline (N=26) to 2.1 cm at one month post-implant (N=16), with 81% of subjects deemed responders (abstract presented at NANS in January 2017).

Clinical Data

To support development of our proprietary HF10 therapy, the technology was evaluated in preclinical studies and further studied in prospective clinical trials, all of which have now been published. Key highlights of our SENZA-RCT pivotal study are as follows:

•	Our SENZA-RCT study results demonstrated the superiority of HF10 therapy to traditional SCS therapy on all primary and secondary endpoints through 24 months.
•

HF10 therapy was nearly twice as successful in treating back pain as traditional SCS therapy, with 84.3% of patients receiving HF10 therapy reporting 50% or more pain relief at three months, as compared to 43.8% of patients receiving traditional SCS therapy. The superiority of HF10 therapy for treating back pain was maintained through the 24-month follow-up period of the study.

•

HF10 therapy was 1.5 times as successful in treating leg pain as traditional SCS therapy, with 83.1% of patients receiving HF10 therapy, as compared to 55.5% of patients receiving traditional SCS therapy, reporting 50% or more pain relief at three months, results that were superior. The superiority of HF10 therapy for treating leg pain was maintained through the 24-month follow-up period of the study.

•

HF10 therapy provided a 69.2% reduction in back pain as measured by the Visual Analog Scale, or VAS, versus 44.2% for traditional SCS therapy, at three months, results that were superior. The superiority of HF10 therapy for reducing back pain was maintained through the 24-month follow-up period of the study.  HF10 therapy provided a 72.8% reduction in leg pain as measured by VAS, versus 51.5% for traditional SCS therapy, at three months, results that were superior. The superiority of HF10 therapy for reducing leg pain was maintained through the 24-month follow-up period of the study.  Superiority of HF10 therapy to traditional SCS therapy demonstrated for both back and leg pain at each designated study endpoint throughout 24 months.

•

Patients receiving HF10 therapy did not report paresthesia or uncomfortable stimulation at three months. In comparison, 46.5% of patients receiving traditional SCS therapy reported uncomfortable stimulation at three months.

•

Two-thirds of HF10 therapy patients had a VAS pain score of less than or equal to 2.5 on a scale of 0 to 10 for back pain at three months (which we define as achieving remitter status), twice the number of traditional SCS therapy patients, results that were statistically superior. The superiority of HF10 therapy for achieving remitter status for back pain was maintained through the 24-month follow-up period of the study.

•

Three-fourths of HF10 therapy patients had a VAS pain score of less than or equal to 2.5 on a scale of 0 to 10 for leg pain at three months, twice the number of traditional SCS therapy patients, results that were statistically superior. The superiority of HF10 therapy for achieving remitter status for leg pain was maintained through the 24-month follow-up period of the study.

•	Safety outcomes were consistent across the control and test groups.

The results from the clinical studies have been consistent across studies and across outcome measures. Our prospective multicenter European clinical study (EU) further supported the findings of our prospective, comparative, randomized, controlled U.S. pivotal study (SENZA-RCT). In the two-year follow up of the EU study, average back pain VAS was reduced from 8.4 at baseline to 2.8 at 12 months to 3.3 at 24 months. Average leg pain was reduced from 5.4 VAS pain level at baseline to 2.0 at 12 months to 2.3 at 24 months. Additionally, for responder rates, 60% of the implanted patients had at least 50% back pain relief and 71% had at least 50% leg pain relief. Disability as measured by ODI improved by an average of 15 points at 24 months, a clinically and statistically significant improvement. The following table summarizes key outcomes for implanted subjects in our EU and SENZA-RCT studies.

	Month 3		Month 6		Month 12		Month 24
	EU	RCT	EU	RCT	EU	RCT	EU	RCT
Back pain responders
HF10 therapy (%)	82.9	84.3	73.6	76.4	70.1	78.7	60.0	76.5
Traditional SCS (%)		43.8		52.5		51.3
Superiority p-value		<0.001		0.001		<0.001
Leg pain responders
HF10 therapy (%)	82.9	83.1	86.0	80.9	65.0	80.9	71.1	72.9
Traditional SCS (%)		55.0		55.0		50
Superiority p-value		<0.001		<0.001		<0.001
Back pain reduction from Baseline
HF10 therapy (%)	71.3	69.2	67.7	62.4	64.9	66.4	59.6	66.9
Traditional SCS (%)		44.2		44.3		44.7
Superiority p-value		<0.001		<0.001		<0.001
Leg pain reduction from Baseline
HF10 therapy (%)	75.3	72.8	73.4	66.9	61.6	69.5	61.6	65.1
Traditional SCS (%)		51.5		49.9		48.0
Superiority p-value		<0.001		0.002		<0.001

Our SENZA-RCT pivotal study was a prospective, randomized, multi-center study, conducted across 11 U.S. clinical trial sites, comparing the safety and effectiveness of Senza delivering HF10 therapy, which we refer to as the test to Boston Scientific’s FDA-approved Precision Plus system, delivering traditional SCS therapy, which we refer to as the control. Each included patient was required to have a leg and back pain VAS score of at least 5. Among the 198 chronic pain patients who were randomized for treatments, 171 had a successful therapy evaluation phase, or trial phase, and were implanted with an SCS system. The study was designed as a non-inferiority trial and met its primary and secondary endpoints. Statistical analysis also demonstrates the superior efficacy of HF10 therapy over traditional SCS therapy for all primary and secondary endpoints.

The 12-month outcomes for HF10 therapy in our SENZA-RCT pivotal study were published in Anesthesiology and are consistent with the outcomes from our European clinical study, the two year results of which have been published in the Pain Medicine journal of the American Academy of Pain Medicine. The 24-month SENZA-RCT results were presented in December 2015 at the annual meeting of the North American Neuromodulation Society, showing sustained superiority of HF10 therapy compared with traditional SCS in treating both back and leg pain over the 24-month follow-up period. The 24-month outcomes in our SENZA-RCT pivotal study were published in Neurosurgery.

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

Safety Data (EU and RCT Studies)

Safety results of our SENZA-RCT pivotal study were consistent between the test and control groups. Study-related serious adverse events, or SAEs, occurred in 4.0% of HF10 therapy subjects (n=4) compared with 7.2% of traditional SCS therapy subjects (n=7; p = 0.37). In addition to the SAEs described above, there were two deaths, one of which was study-related and resulted from a myocardial infarction of a subject randomized to traditional SCS therapy that occurred during the implant procedure. The other death occurred outside the study period in the test group and resulted from a malignant hepatic neoplasm. The most common study-related AEs were implant site pain

(in 11.9% of HF10 therapy and 10.3% of traditional SCS therapy subjects) and uncomfortable paresthesia (in 11.3% of traditional SCS therapy participants). Lead migration leading to revision occurred in 3.0% of HF10 therapy and 5.2% of traditional SCS therapy participants. Importantly, neurological assessment revealed no stimulation-related neurological deficits in either treatment group. Also, there were no stimulation-related SAEs in either arm.

Safety results of our EU study demonstrated no evidence of neurologic deficit or dysfunction attributable to prolonged delivery of HF10 therapy. Further, investigators reported that adverse events were similar in nature and frequency to those seen with traditional SCS therapy. The most common adverse events in both arms of the study were implant site pain, infection and lead migration.

Our Senza System

The Senza system is approved to create electrical impulses from 2 Hz to 10,000 Hz, including our proprietary HF10 therapy, which allows for pain relief without paresthesia. HF10 therapy delivers proprietary waveforms at 10,000 Hz pulse rate with a statistically driven and clinically verified programming algorithm.

Senza, similar to other commercially available SCS systems, consists of leads, a trial stimulator, an IPG, surgical tools, a clinician laptop programmer, a patient remote control and a mobile charger. These components enable physicians to implant the leads and the IPG, and patients to operate the system.

Implantable Pulse Generator (IPG): The IPG contains a rechargeable battery and electronics that deliver electrical pulses to the lead. It can connect to one or two leads, and up to 16 electrodes. It is a programmable device and can deliver the required customized programs for each patient. The IPG is rechargeable and is placed surgically under the skin, usually above the buttock or the abdomen. The Senza SCS system is CE Marked and FDA-approved with labeling for “at least 10 year battery life”.

Percutaneous Leads: The percutaneous leads vary in length and are thin, insulated medical wires in a cylindrical, flexible and steerable shape that conduct electrical pulses from the IPG to near the spinal cord. The insertion of the percutaneous leads can also be minimally invasive as they can be inserted in the epidural space through a needle.

Surpass Surgical Leads: The Surpass surgical leads are similar to our percutaneous leads but in a larger paddle-shaped format that provides a larger surface area that broadens exposure of the lead along the vertebrae. Our Surpass surgical leads received initial approval from the FDA in late 2016 with a further approval received in January 2017 and we commenced a controlled commercial launch in early 2017.   We believe the availability of Surpass leads will give access to up to approximately 30% of the U.S. SCS market that we previously did not address without a surgical lead.

Trial Stimulator: The trial stimulator contains electronics that deliver electrical pulses to the lead. It is an external device that is worn around the waist during the evaluation period that typically lasts several days. It is powered by batteries.

Surgical Tools: Surgical tools include percutaneous insertion needles that are used to introduce the lead into the epidural space, a variety of stylets that give physicians the ability to steer and deliver the lead to the desired location, anchors to secure the leads and tunneling tools that provide access from the lead insertion site to the location of the IPG.

Programmer:  The clinician laptop programmer contains proprietary software that allows the customized per patient programming of the IPG. It can non-invasively interrogate the IPG and transmit programming information and download diagnostic information.

Patient Remote Control: The patient remote control is a handheld device that allows patients to turn their stimulation on and off and change programs uploaded to their IPG.

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

Third-Party Coverage and Reimbursement

In the United States, the primary purchasers of Senza are hospitals and outpatient surgery centers. These purchasers bill various third-party payors, such as Medicare, Medicaid and private health insurance plans for the healthcare services associated with the SCS procedure. Government agencies and private payors determine whether to provide coverage for specific procedures. In the United States, the Centers for Medicare & Medicaid Services, or CMS, administers the Medicare and Medicaid programs (the latter, along with applicable state governments). As the single largest payor, this program has a significant impact on other payors’ payment systems.

Generally, reimbursement for services performed at a hospital or outpatient surgery center are reported using billing codes issued by the American Medical Association (AMA) known as Current Procedural Terminology, or CPT, codes. Physician reimbursement under Medicare generally is based on a fee schedule and determined by the relative values of the professional service rendered.  Hospital outpatient services, reported by CPT codes, are assigned to clinically relevant Ambulatory Payment Classifications (APCs) used to determine the Medicare payment amount for services provided. In addition, CMS and the National Center for Health Statistics (NCHS) are jointly responsible for overseeing changes and modifications to billing codes used by hospitals to report inpatient procedures, known as ICD-10-PCS codes on and after October 1, 2015. In the United States, CMS has approved a transitional pass-through payment for High-Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective beginning January 1, 2016 and expiring December 31, 2017 unless renewed for an additional year, assigning a new Healthcare Common Procedure Coding System (HCPCS) Level II billing code to describe High-Frequency Stimulation.  This pass-through payment for HF10 therapy is in addition to the established reimbursement for spinal cord stimulation implant procedures and devices.  CMS determined that the Senza SCS System delivering HF10 therapy met the criteria for a new transitional pass-through device category based on evidence submitted from our SENZA-RCT study. We believe that SCS procedures using Senza are adequately described by existing CPT, HCPCS II, and ICD-10-PCS codes for the implantation of spinal cord stimulators and related leads performed in various sites of care.

Medicare reimbursement rates for the same or similar procedures vary due to geographic location, nature of the facility in which the procedure is performed (i.e., hospital outpatient department or outpatient surgery centers) and other factors. Although private payors’ coverage policies and reimbursement rates can differ significantly from payor to payor, the Medicare program is frequently used as a model for how private payors and other governmental payors develop their coverage and reimbursement policies for healthcare items and services, including SCS procedures. For example, certain regional Blue Cross Blue Shield plans have denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. We continue to engage in efforts to convince such payors of the advantages of HF10 therapy, however, there can be no assurances that we are successful in overturning negative coverage decisions by private health insurance plans. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

Outside the United States, reimbursement levels vary significantly by country, and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. Some countries will require us to gather additional clinical data before granting broader coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval beyond what we have today in countries where it makes economic sense to do so.

Product Development and Research Development

Our objective is to continue to improve patient outcomes and further expand patient access to HF10 therapy through enhancements to Senza and the development of new indications. Research and development, or R&D, expenses were $19.8 million, $21.4 million and $33.7 million, for the years ended December 31, 2014, 2015 and 2016, respectively.

Since the launch of the initial Senza system, we have introduced a number of product enhancements. These include a short-tip version of the lead, new lengths of the lead, an active anchor with improved performance over silicon anchors, a second generation active anchor with smaller volume, lead adaptors that allow use of competitor leads already implanted in patients, second generation clinician programmer software, a second generation IPG with improved shape and compatibility for scans of the head and extremities with both 1.5 and 3 Tesla (T) MRI machines and our Surpass surgical lead to complement our percutaneous lead. We also expect to continue developing enhancements to Senza to further increase performance and introduce new benefits including next generation IPGs and enhanced MRI capabilities. There can be no assurance that we will be successful in these efforts or in receiving any required regulatory approvals.

Sales and Marketing

United States

As of December 31, 2016, we had 194 hired and trained sales representatives in the field in the United States.  Our sales representatives target physician specialties involved in SCS treatment decisions, including neurosurgeons, physiatrists, interventional pain specialists and orthopedic spine surgeons. We intend for sales representatives to reach target sales in the United States of $1.3 million to $1.5 million over a period of 12 to 15 months from initial field deployment. In addition, our commercial team plans to continue to create demand for Senza among additional stakeholders involved in the SCS treatment decision, including third-party payors, hospitals administrators and SCS patients and their families. We have also developed a clinical support team in order to provide ongoing support to physicians and patients for the use of Senza.

International

We sell Senza in Europe and Australia through a combination of our direct sales force and a network of sales agents and independent distributors. We began our direct sales operations in the United Kingdom in late 2010 and to date have expanded our direct sales operations to Austria, Australia, Belgium, Germany, Luxembourg, Norway, Sweden and Switzerland. We utilize sales agents and independent distributors to sell in an additional seven countries.

Competition

We compete in the SCS market for chronic pain. We also compete with spine surgeries, in particular re-operations. Currently, our major competitors are Medtronic, Boston Scientific and Abbott Laboratories through its acquisition of St. Jude Medical, who have obtained regulatory approval for SCS systems. We believe that the primary competitive factors in the market are:

•	Sales force experience and access.
•	Published clinical efficacy data.
•	Product support and service.
•	Effective marketing and education.
•	Company brand recognition.
•	Clinical research leadership.
•	Technological innovation, product enhancements and speed of innovation.
•	Pricing and reimbursement.
•	Product reliability, safety and durability.
•	Ease of use.

•	Physician advocacy and support.

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

We expect our competitors to launch new products and release additional clinical evidence within the next few years. For example, Abbott Laboratories, by virtue of its recent acquisition of St. Jude Medical, Inc., recently received FDA approval for a SCS system that offers an alternate low frequency waveform called BurstDR, and in February 2016, the company gained approval for a neuromodulation system that stimulates the dorsal root ganglion for treatment of focal pain and complex regional pain syndrome, in each case, using pivotal clinical studies for each therapy to support the FDA approval process.  Medtronic is performing studies to collect data on existing SCS products for back pain and also testing their high density programming approach. Additionally, Boston Scientific has commenced a randomized clinical trial of a high-frequency SCS therapy in their Accelerate study and of a sub-threshold therapy through their Whisper study. Additionally, there are a number of emerging competitors at various stages of development. Stimwave has developed and is starting to commercialize a minimally invasive stimulation system that employs an externally worn power source and radio frequency transmitter.  Saluda is developing and testing a low frequency closed loop system for the treatment of chronic pain.  In November 2015, Nuvectra, a company that was spun-off from Greatbatch, received FDA approval for its SCS system, which is similar to many of the other traditional SCS systems currently on the market.

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

Patents, Trademarks and Proprietary Technology

As of December 31, 2016, we owned 132 issued patents globally, of which 83 were issued U.S. utility patents, 2 were issued U.S. design patents, 23 were issued Australian utility patents, one was an Australian design patent, 9 were issued European utility patents, one was a European design patent, 5 were issued German Utility Models, 3 were issued Japanese patents, one was an issued Korean utility patent, one was an issued Korean design patent, two were issued Chinese utility patents and one was an issued Chinese design patent. In general, our patents cover SCS systems that are configured to generate non-paresthesia producing therapy signals at frequencies between 1,500 Hz to 100,000 Hz, as well as additional aspects, algorithms and components of the Senza system and HF10 therapy. As of December 31, 2016, we held 101 patent applications pending globally, of which 53 were patent applications pending in the United States, and 48 were patent applications pending across Europe, Australia, Canada, Japan, China and Korea. We also have an exclusive license from the Mayo Foundation to two U.S. issued patents and two U.S. pending patent applications. All of our current issued patents are projected to expire between 2028 and 2035.

As of December 31, 2016, our trademark portfolio contained 16 trademark registrations, of which there were 4 U.S. trademark registrations, 4 Australian trademark registrations, 4 European trademark registrations, 2 Japanese trademark registrations, one Swiss trademark registration and one Turkish trademark registration.  Our trademark portfolio also contained 3 pending U.S. trademark applications and 6 pending foreign trademark applications.

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

Manufacturing and Supply

We rely upon third-party suppliers for the manufacture and assembly of our Senza SCS system and its components, some of which are single- or sole-sources of the relevant product component. We have not yet identified and qualified second-source replacements for several of our critical single-source suppliers. Thus, in the event that our relationship with any of our single- or sole-source suppliers terminates in the future, we may have difficulty maintaining sufficient production of our products at the standards we require. Where practicable, we seek out and validate second-source manufacturers for our single-source components. We believe that existing third-party facilities will be adequate to meet our current and anticipated manufacturing needs. We do not currently plan to manufacture the Senza SCS system components ourselves.

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

Our material supply contracts are as follows:

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

Stellar Technologies

On July 1, 2009, we entered into a manufacturing agreement with Stellar Technologies, Inc., or Stellar, our single-source supplier of our percutaneous leads, percutaneous lead extenders and surgical leads for our neurological stimulator products. On June 30, 2014, the agreement’s initial term expired, and the agreement automatically renewed for the first time. On July 1, 2014, we entered into a first amendment to the manufacturing agreement with Stellar, which provides for an additional five year term commencing from the date of the amendment, after which the agreement automatically renews for successive one-year terms unless either party provides written notice of intent not to renew at least 30 days before the expiration of the then-current term. On January 28, 2016, we entered into a second amendment to this agreement, which provides for the purchase of certain supplementary products pursuant to the agreement. We refer to the manufacturing agreement as amended by the first and second amendments as the Stellar Agreement.

Either we or Stellar may terminate the Stellar Agreement at will upon one year’s advance notice, subject to certain remaining rights and payment obligations, including an early cancellation fee payable by us to Stellar. We may also terminate the Stellar Agreement if Stellar is unable to perform its obligations under the Stellar Agreement for 60 days or more, or if Stellar is unwilling to perform its obligations under the Stellar Agreement and does not cure such defect within 60 days’ of our providing written notice to cure. Stellar may terminate the Stellar Agreement in the event of our default of certain specified obligations, including our payment obligations, material violation of a warranty or law, our material breach, and our insolvency.

CCC Supply Agreement

We rely upon C.C.C. Del Uruguay S.A., or CCC, a subsidiary of Greatbatch Ltd., as one of our manufacturers of our IPGs. In April 2012, we entered into our original supply agreement with CCC, which we later amended in March 2013, June 2014 and November 2016. On November 15, 2016, we entered into a new multi-year supply agreement with CCC, pursuant to which CCC agreed to a revised arrangement with regard to the manufacture and supply of our IPGs. The agreement is effective as of November 11, 2016 and, pursuant to its terms, terminated our existing supply agreement with CCC entered into on March 13, 2015.

Pursuant to the terms of the agreement, CCC agreed to manufacture and supply our IPGs during the term of the agreement. For the first three years of the term of the agreement, we are obligated to purchase from CCC specified minimum purchase quantities of Model 1500 IPGs. At such time as we and the FDA approves the Model 2000 IPG and related manufacturing processes and facility, we will become obligated to purchase from CCC specified minimum purchase quantities of Model 2000 IPGs. The foregoing specified minimum purchase obligations are subject to certain exceptions and reductions in the event of supply failures, shortages and product defects.

The agreement continues for ten years unless terminated earlier. The term of the agreement automatically renews for additional two-year terms unless one party provides the other party with written notice of termination at least one year prior to the end of the initial term or the applicable renewal period. In the event of a change of control of CCC, the agreement may be terminated by us upon three years’ written notice to CCC, provided that such notice period shall be one year in the event CCC is acquired by certain competitors to us. In addition, the agreement may be terminated by mutual agreement of the parties, or by either party, with written notice, upon the other party’s cessation of business or other termination of its business operations, uncured material breach or insolvency of the other party. Upon termination of the agreement, CCC shall, subject to certain exceptions and unless otherwise agreed to by the parties, fulfill all purchase orders placed by us and accepted by CCC prior to the effective date of termination.

The agreement contains, among other provisions, customary representations and warranties by the parties, ordering and payment and shipping terms, customary provisions with respect to the ownership of any intellectual property created during the term of the agreement, certain indemnification rights in favor of both parties, limitations of liability and customary confidentiality provisions.

EaglePicher Medical Power Supply Agreement

In April 2009, we entered into a product supply and development agreement with EaglePicher Medical Power LLC, or EaglePicher, our single-source supplier of the batteries and related products for our IPG. Pursuant to the agreement, EaglePicher must use its best efforts to supply these batteries and related products in sufficient quantity to meet our demand. The agreement also provides that, upon our written request, EaglePicher will conduct development of a modified version of these products to our specifications, if we so desire. The initial term of our supply agreement with EaglePicher expired in November 2010, and the term had been automatically renewing for successive one-year periods.

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

In November 2015, we entered into a second amendment to the agreement, which increased our pre-existing specified minimum purchase amounts and increased EaglePicher’s production capacity commitments under the agreement, as well as specifying certain purchasing and purchase order protocols.  The amendment obligated EaglePicher to establish and qualify an additional battery production operation and commits us to fund approximately $1.0 million of such production operation paid in three milestone installments.  The amendment also establishes EaglePicher as our exclusive battery supplier through the initial five-year term of the agreement, ending December 31, 2019.

Vention Supply Agreement

In December 2015, we entered into a Manufacturing and Supply Agreement with Vention Medical Design and Development, Inc., or Vention, pursuant to which Vention agreed to manufacture and supply our IPGs.  We are obligated to purchase from Vention specified minimum purchase quantities of IPGs for the duration of the Vention agreement.

The agreement continues for five years unless terminated earlier. The term of the agreement automatically renews for additional one-year terms unless one party provides the other party with written notice of termination at least one year prior to the end of the applicable renewal period. The agreement may be terminated by us for any reason upon 180 days’ written notice to Vention. In addition, the agreement may be terminated by mutual agreement of the parties, or by either party, with written notice, upon uncured material breach or insolvency of the other party. Upon termination of the agreement, Vention shall, upon our request, manufacture an additional 24 months of continuous supply of IPGs based on the preceding forecast average or such other amount as agreed upon by the parties.

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

Government Regulations

United States

Our products and operations are subject to extensive and rigorous regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, guidances, and standards. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Any violations of these laws and regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation or judicial interpretation, we may be required to change our business practices, which could have a material adverse effect on our business, financial condition and results of operations.

Under the FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness.

Class I devices are those for which safety and effectiveness can be assured by adherence to FDA’s “general controls” for medical devices, which include compliance with the applicable portions of the QSR facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are subject to FDA’s general controls, and any other “special controls” deemed necessary by FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure, though certain Class II devices are exempt from this premarket review process. When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to a legally marketed device, which in some cases may require submission of clinical data. A legally marketed device is defined by statute to mean a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device

Amendments of 1976 were enacted, or another commercially available, similar device that was cleared through the 510(k) process. Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. If the FDA determines that the device, or its intended use, is not substantially equivalent to a legally marketed device, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements in the form of a premarket approval, or PMA.

A Class III device includes devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to a device that has a new intended use or utilizes advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by general and special controls. These devices almost always require formal clinical studies to demonstrate safety and effectiveness.

Submission and FDA approval of a PMA application is required before marketing of a Class III device can proceed.

PMA Approval

The Senza SCS system is a Class III device subject to review and approval through the PMA pathway. PMA applications must be supported by, among other things, valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. A PMA application must also include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device and proposed labeling. As with 510(k) submissions, unless subject to an exemption, PMA submissions are subject to user fees.

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

The timing of FDA review of an initial PMA application can vary substantially and, in some cases, require several years to complete. The FDA can delay, limit, or deny approval of a PMA application for many reasons, including:

•	it is not demonstrated that there is reasonable assurance that the device is safe or effective under the conditions of use prescribed, recommended or suggested in the proposed labeling;
•	the data from preclinical studies and clinical trials may be insufficient; and
•	the manufacturing process, methods, controls or facilities used for the manufacture, processing, packing or installation of the device do not meet applicable requirements.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and the data is then submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.  In May 2015, we received approval for our PMA application for the Senza SCS system.

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

Clinical Studies

In the United States, human clinical trials intended to support medical device clearance or approval require compliance with the FDA’s investigational device exemption, or IDE, regulations. For a device that presents a “significant risk” to human health, the device sponsor is required to file an IDE application with the FDA and obtain IDE approval prior to commencing the human clinical trial, as well as obtain approval of an Institutional Review Board, or IRB, at each institution where the study will be conducted. If the device is considered a “non-significant risk,” IDE approval from FDA is not required. Instead, only approval from the IRB overseeing the investigation at each clinical trial site is required, though the sponsor must still comply with abbreviated IDE requirements, such as protection of human subjects and informed consent. Human clinical studies are generally required in connection with approval of Class III devices and may be required for Class I and II devices. The FDA or the IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

Continuing Regulation

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include: compliance with the QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; the reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk of health posed by the device or to remedy a violation of the Federal Food, Drug and Cosmetic Act; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur. Manufacturers are also required to register and list their devices with the FDA, based on which the FDA will conduct inspections to ensure continued compliance with applicable regulatory requirements.

The FDA has broad post-market and regulatory and enforcement powers. Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters; fines; injunctions; consent decrees; civil penalties; repairs, replacements or refunds; recalls, corrections or seizures of products; total or partial suspension of production; the FDA’s refusal to grant future premarket clearances or approvals; withdrawals or suspensions of current product applications; and criminal prosecution. If any of these events were to occur, they could have a material adverse effect on our business, financial condition and results of operations.

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

In the European Economic Area, or EEA (which is comprised of the 28 Member States of the EU plus Norway, Liechtenstein and Iceland), we need to comply with the requirements of the EU Active Implantable Medical Devices Directive, or AIMDD, and appropriately affix the CE Mark on our products to attest to such compliance. To achieve compliance, our products must meet the “Essential Requirements” laid down in Annex I of the AIMDD relating to safety and performance. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE mark we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. The assessment of the conformity of Senza has been certified by our Notified Body (the British Standards Institution, or BSI).

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

The assessment of the conformity of Senza with the AIMDD and the Radio and Telecommunications Terminal (R&TTE) Directive has been certified by the BSI.

In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices. The proposal would replace the Medical Devices Directive and the Active Implantable Medical Devices Directive with two new regulations; the Medical Devices Regulation and the In-Vitro Diagnostic Medical Devices Regulation. Unlike the directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA Member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States.

The European Parliament adopted its position on the European Commission’s proposals in first reading in April 2014 and the European Council agreed on its general approach in October 2015. Interinstitutional negotiations between the European Council, Parliament and Commission concluded with an agreement on a revised version of the proposals in May 2016. Both proposals are now undergoing legal-linguistic revision. The formal first reading of the Council is expected early this year, followed by a plenary vote in Parliament at second reading, which would lead to the final adoption of the two regulations in the first quarter of 2017. The Medical Devices Regulation will however only become applicable three years after publication while the In-Vitro Diagnostic Medical Devices Regulation will only become applicable five years after publication. Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU;
•	strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

Federal Civil False Claims Act: The federal civil False Claims Act prohibits, among other things, persons or entities from knowingly presenting or causing to be presented a false or fraudulent claim to, or the knowing use of false statements to obtain payment from or approval by, the federal government. In addition, private individuals have the ability to bring actions under the civil False Claims Act in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Penalties for a federal civil False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties that range, as of August 1, 2016, from approximately $10,781 to $21,563 for each separate false claim, the potential for exclusion from participation in federal healthcare programs and criminal liability.

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

In addition, HIPAA and its implementing regulations established uniform standards for certain covered entities, which are healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

EU Data Protection Laws: We are subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual, such as names, contact information and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.

For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the processing of personal data. The new EU-wide General Data Protection Regulation, or GDPR, entered into force in May 2016 and will become applicable on May 25, 2018, replacing the current data protection laws of each EU member state. The GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition.

We are also subject to evolving EU laws on data export, as we may transfer personal data from the EU to other jurisdictions. For example, in 2015, the Court of Justice of the European Union invalidated the U.S.-EU Safe Harbor framework regarding the transfer of personal data from the EU to the U.S. EU and U.S. negotiators agreed in February 2016 to a new framework, the Privacy Shield, which would replace the Safe Harbor framework. However, there is currently litigation against this framework as well as litigation challenging other EU mechanisms for adequate data transfers (e.g. the standard contractual clauses), and it is uncertain whether the Privacy Shield framework and/or the standard contractual clauses will be similarly invalidated by the EU courts. We rely on a mixture of mechanisms to transfer data to from our EU business to the U.S., and could be impacted by changes in law as a result of the current challenges to these mechanisms in the European courts.

In recent years, U.S. and European lawmakers and regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the EU, informed consent is required for the placement of a cookie on a user’s device. The current EU laws that cover the use of cookies and similar technology and marketing online or by electronic means are under reform. A draft of the new ePrivacy Regulation was announced on January 10, 2017 and is targeted to become applicable on

May 25, 2018 (alongside the GDPR). Unlike the current ePrivacy Directive, this will be directly implemented into the laws of each of the EU member States, without the need for further enactment. When implemented, the ePrivacy Regulation is expected to alter rules on third-party cookies, web beacons and similar technology for online behavioral advertising and to impose stricter requirements on companies using these tools.  The draft also extends the strict opt-in marketing rules with limited exceptions to business to business communications, and significantly increases penalties.

Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may result in governmental enforcement actions and investigations including by European Data Protection Authorities, fines and penalties (for example, of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR and draft ePrivacy Regulation), litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business.

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

Analogous State and Foreign Law Equivalents:  We may be subject to state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other “transfers of value” to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Healthcare Reform: In March 2010 the Affordable Care Act, or the ACA, was signed into law, which has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the medical device industry. The Affordable Care Act impacted existing government healthcare programs and resulted in the development of new programs. The Affordable Care Act’s provisions of importance include, but are not limited to, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013. In December 2015, Former President Obama signed into law the Consolidated Appropriations Act, 2016, which included a two-year moratorium on the medical device excise tax such that medical device sales in 2016 and 2017 are exempt from the medical device excise tax. Unless there is further legislative action, the tax will be automatically reinstated for sales of medical devices on or after January 1, 2018.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2025 unless additional Congressional action is taken. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (MACRA), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

There have been judicial and congressional challenges to certain aspects of the ACA. In addition, Congress could consider subsequent legislation to repeal or potentially replace certain elements of the ACA. Any regulatory or legislative developments in domestic or foreign markets that eliminates or reduces reimbursement rates for procedures performed with our products could harm our ability to sell our products or cause downward pressure on the prices of our products, either of which would affect our ability to generate the revenues necessary to support our business.

The Foreign Corrupt Practices Act: The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

The UK Bribery Act. The UK Bribery Act prohibits giving, offering or promising bribes to any person, including non-UK government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the UK Bribery Act, companies which carry on a business or part of a business in the UK, as we do, may be held liable for bribes given, offered or promised to any person, including non-UK government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. Furthermore, under the UK Bribery Act there is no exception for facilitation payments.

Employees

As of December 31, 2016, we had 518 employees globally. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel. We are committed to developing our employees and providing them with opportunities to contribute to our growth and success. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.

About Us

We were incorporated in Minnesota in March 2006 and reincorporated in Delaware in October 2006. We completed the initial public offering of our common stock in November 2014. Our common stock is currently listed on the New York Stock Exchange (NYSE) under the symbol “NVRO.” Our principal executive offices are located at 1800 Bridge Parkway, Redwood City, California 94065. Our telephone number is (650) 251-0005. Our website address is www.nevro.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, or Annual Report, or any other filings we make with the U.S. Securities and Exchange Commission, or SEC.

Available Information

We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. This information is also available by writing to us at the address on the cover of this Annual Report.  Copies of this information may be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or any other filings we make with the SEC.

ITEM 1A. RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Risks Related to our Business

We have a history of significant losses. If we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced significant net losses, and have no assurance that we will achieve profitability. In May 2015, the FDA approved our PMA to market Senza in the United States and we commenced commercial sales in the United States in mid-2015. We expect to continue to incur losses as we build our U.S. commercial sales force and continue our commercial launch in the United States, as well as continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $31.8 million, $67.4 million and $30.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 our accumulated deficit was $221.2 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. For example, we have recently filed a complaint against Boston Scientific alleging patent infringement, and Boston Scientific Corporation followed by filing a complaint against us alleging patent infringement.  These lawsuits may result in substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are substantially dependent on continued market acceptance in the United States for our HF10 therapy, and the failure of our HF10 therapy to continue to gain market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and HF10 therapy for the treatment of chronic leg and back pain. Prior to mid-2015, our revenue was derived nearly entirely from sales of Senza in Europe and Australia. Although we received approval of our PMA in May 2015, we are still in the early stages of our commercialization efforts in the United States and have a limited history of commercializing our product in the United States. We have incurred, and anticipate we will in the future incur, significant costs, including costs to continue to build our sales force in order to sustain our commercial sales in the United States. If we are unable to continue to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for Senza. Because we do not have any other products currently in development, if we are unsuccessful in our continuing efforts to commercialize Senza or are unable to market Senza as a result of a quality problem, failure to maintain or obtain additional regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our HF10 therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

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

Moreover, physicians and hospitals may not perceive the benefits of our products and may be unwilling to change from the SCS devices they are currently using. Communicating the benefits of Senza and HF10 therapy to these physicians and hospitals requires a significant commitment by our marketing team and sales organization. Physicians and hospitals may be slow to change their practices because of perceived risks arising from the use of new products. Physicians may not recommend or use Senza until there is more long-term commercial experience to convince them to alter their existing treatment methods, or until they receive additional recommendations from other physicians that our product is effective. We cannot predict when, if ever, physicians and hospitals may adopt use of our product. If we are unable to educate physicians and hospitals about the advantages of our HF10 therapy and Senza, do not continue to gain market acceptance of our product, or fail to significantly grow our market share, we will not be able to grow our revenue and our business and financial condition will be adversely affected.

We are currently, and may in the future become, involved in lawsuits to protect or enforce our intellectual property, which could be expensive and time consuming, and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively grow sales of our Senza system or commercialize future products, if any. If we are unable to obtain, maintain, protect, and enforce our intellectual property, our business will be negatively affected.

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
•

Our already-granted patents and any future patents may not survive legal challenges, including the pending lawsuit filed by Boston Scientific to their scope, validity or enforceability, or provide significant protection for us, and they may be re-examined or invalidated, and/or may be found to be unenforceable or not cover competing products.

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

•

Monitoring unauthorized uses of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services.  For example, in November 2016, we filed a complaint against Boston Scientific in order to enforce certain of our patents, and may in the future seek to enforce our patents or other proprietary rights against other potential infringements. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product features, which could reduce demand for our products. In addition, we may need to defend our patents from third-party challenges, including interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions, oppositions, nullity actions, or other patent proceedings. We may also need to initiate infringement claims or litigation. Adverse proceedings such as litigation or challenges to the validity of our patents can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement or other adverse proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation or proceeding could place one or more of our patents at risk of being invalidated, interpreted narrowly or found unenforceable. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us, if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.

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

We must continue to educate physicians and demonstrate to them the merits of our HF10 therapy compared to those of our competitors.

Physicians play a significant role in determining the course of a patient’s treatment and the type of product that will be used to treat a patient. An important part of our sales process includes the education of physicians on the safe and effective use of our HF10 therapy and Senza, particularly because Senza and high-frequency neuromodulation treatment is relatively new as compared to existing low-frequency traditional SCS systems. As a result, our success depends, in large part, on effectively marketing our HF10 therapy to physicians, including the results of our pivotal SENZA-RCT study. In order for us to sell Senza, we must successfully demonstrate to physicians the merits of our HF10 therapy compared to our competitors’ SCS systems for use in treating patients with chronic leg and back pain. Acceptance of our HF10 therapy depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of Senza as compared to our competitors’ SCS systems, and communicating to physicians the proper application of our HF10 therapy. Physicians typically need to perform several procedures to become comfortable using HF10 therapy and Senza. If a physician experiences difficulties during an initial procedure or otherwise, that physician may be less likely to continue to use our product or to recommend it to other physicians. It is critical to the success of our commercialization efforts that we educate physicians on the proper use of Senza. If we are not successful in educating physicians and convincing them of the merits of our HF10 therapy or educating them on the use of Senza, they may not use Senza and we may be unable to increase our sales, sustain our growth or achieve profitability.

In addition, we believe support of our products by physicians is essential for market acceptance and adoption. If we do not receive support from physicians or long-term data does not show the benefits of using our HF10 therapy, physicians may not use Senza. In such circumstances, our results of operations would be materially adversely affected. It is also important for our growth that these physicians advocate for the benefits of our products in the broader marketplace. If physicians misuse or ineffectively use our products, it could result in unsatisfactory patient outcomes, patient injuries, negative publicity or lawsuits against us, any of which could have an adverse effect on our business.

Our competitors are large, well-established companies with substantially greater resources than we have and have a long history of competing in the SCS market.

Our current and potential competitors are publicly traded, or are divisions of publicly traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we have. We estimate the existing global SCS market to be approximately $1.6 to $1.8 billion, with the United States comprising approximately 80% of the market. Given the size of the existing and potential market in the United States, we expect that as we work to increase our market position and penetration in the United States our competitors will take aggressive action to protect their current market position.  For example, in May 2015, a unit of Boston Scientific, one of our principal competitors, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102 (the ‘102 patent), which the Patent Trial and Appeals Board (PTAB) at the USPTO denied in November 2015, and, in December 2016, filed another lawsuit against us in the U.S. District Court for the District of Delaware alleging that we infringed their patents covering technology related to stimulation leads, batteries and telemetry units.  We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval, including Senza, will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify as we grow our presence in the U.S. market. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, which recently acquired St. Jude Medical, each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years.  In addition, in October 2016, St. Jude Medical (now a part of Abbott Laboratories) obtained FDA approval for a SCS system that offers an alternate low frequency waveform called BurstDR, and in February 2016, the company gained approval for a neuromodulation system that stimulates the dorsal root ganglion for treatment of focal pain and complex regional pain syndrome.  Additionally, we believe that Boston Scientific is in the later stages of a randomized clinical trial of high-frequency SCS therapy.  In addition to these major competitors, we may also face competition from smaller companies such as Nuvectra, Saluda and Stimwave.  Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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
•

greater experience in and resources for conducting R&D, clinical studies, manufacturing, preparing regulatory submissions, obtaining regulatory clearance or approval for products and marketing approved products.

Our competitors may develop and patent processes or products earlier than we do, obtain patents that may apply to us at any time, obtain regulatory clearance or approvals for competing products more rapidly than we do or develop more effective or less expensive products or technologies that render our technology or products obsolete or less competitive. We also face fierce competition in recruiting and retaining qualified sales, scientific, and management personnel, establishing clinical trial sites and enrolling patients in clinical studies. If our competitors are more successful than we are in these matters, our business may be harmed.

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

We believe that SCS procedures using Senza are adequately described by existing CPT, HCPCS II and ICD-10-CM codes for the implantation of spinal cord stimulators and related leads performed in various sites of care, although such codes generally do not specifically describe procedures using either low-frequency or high-frequency stimulation. In the United States, CMS has approved a transitional pass-through payment for High-Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective as of January 1, 2016.  This pass-through payment for HF10 therapy is in addition to the established reimbursement for spinal cord stimulation devices; however, this pass-through payment is scheduled to expire on December 31, 2017.

We believe that some of our target customers may be unwilling to adopt Senza over more established or lower-cost therapeutic alternatives already available or subsequently become available. Further, any decline in the amount payors are willing to reimburse our customers for SCS procedures using Senza could make it difficult for new customers to adopt Senza and could create additional pricing pressure for us, which could adversely affect our ability to invest in and grow our business.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. For example, certain regional Blue Cross Blue Shield plans have denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. We continue to engage in efforts to convince such payors of the advantages of HF10 therapy, and while we have overturned some investigational/experimental designations, such as Blue Cross Blue Shield Highmark and Blue Cross Blue Shield of Alabama, there can be no assurances that we are successful in overturning negative coverage decisions by private health insurance plans. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

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

As we continue our commercial launch and increase our marketing efforts, we will need to retain, develop and grow the number of direct sales personnel that we employ. We intend to continue to make a significant investment in recruiting and training sales representatives and clinical representatives as we continue our commercial launch in the United States. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, or if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, our new sales representatives will usually be subject to restrictive covenants with their former employers, including non-competition, non-solicitation and/or confidentiality provisions.  As a result, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. We and certain of our new sales representatives have been, continue to be, and may in the future be, subject to allegations that these new hires have violated the non-competition clauses, been improperly solicited or divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

Our past results in the international markets in which we commercialize Senza should not be relied upon as an indication of our future performance in those markets or in the United States.

Our revenue from international markets has increased from $18.2 million for the year ended December 31, 2012 to $55.2 million for the year ended December 31, 2016 on the basis of our sales of Senza in Europe and Australia; however, we do not expect to continue this rate of revenue growth in these international markets. Due to our current penetration in these markets, we expect our revenue to stay stable in these international markets and not grow at rate it did historically. Furthermore, given our recent commercialization in the United States, we have not developed an extended history of payment and therefore we may encounter difficulties in collecting receivables related to our U.S. sales.

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

The FDA requires manufacturers of medical devices to maintain regulatory approval by filing timely reports and complying with numerous regulations.  While we have received FDA approval of our Senza PMA application, there can be no assurance that approval will be maintained. For example:

•	we may not be able to maintain to the FDA’s satisfaction that our product is safe and effective for its intended use;
•	we may fail to comply with the guidelines required by FDA and other agencies to maintain our PMA approval; and
•	the manufacturing processes and facilities we and our vendors use may not meet applicable requirements to maintain our PMA approval.

In addition, we may suffer from product liability or other issues that impact our ability to continue to market the Senza system in the United States.

Failing to maintain FDA approval could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to improve or augment manufacturing processes, collect and provide data on the quality or safety of our product or issue us warning letters relating to matters that may result in removal of our product from the market. Additionally, we will be required to obtain FDA approval prior to making any modification to the device, and the FDA may revoke the approval or impose other restrictions if post-market data demonstrates safety issues or lack of effectiveness. If we are unable to obtain and maintain the necessary regulatory approvals, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited.

We are currently conducting clinical trials for Senza to explore the potential for HF10 therapy to treat other chronic pain indications, including chronic upper limb and neck pain, painful neuropathies and non-surgical refractory back pain. We will likely need to conduct additional clinical studies in the future to support approval for these new indications. Senza may not be approved for these additional indications.

Traditional SCS has been available for almost 50 years, while Senza has only been commercially available since 2010 and, as a result, we have a limited track record compared to our competitors.

Traditional SCS has been commercialized since 1967, while we only began commercializing Senza internationally in 2010 and in the United States since May 2015. Because we have a limited commercial track record compared to our competitors and Senza has been implanted in patients for significantly less time than our competitors’ products, physicians may be slower to adopt or recommend Senza. Further, while we believe our international commercial experience and recent U.S. commercial experience, and our European two-year study and U.S. pivotal study support the safety and effectiveness of our HF10 therapy, future studies or patient experience over a longer period of time may indicate that treatment with our HF10 therapy does not achieve non-inferiority status as compared to treatment with competitive products or that our HF10 therapy causes unexpected or serious complications or other unforeseen negative effects. Such results would likely slow the adoption of Senza and significantly reduce our sales, which would harm our business and adversely affect our results of operations.

Furthermore, if patients with traditional SCS implantations were to experience unexpected or serious complications or other unforeseen effects, the market for Senza may be adversely affected, even if such effects are not applicable to Senza.

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.

In 2010, we began selling Senza in Europe and, in August 2011, we began selling Senza in Australia. As of December 31, 2016, we sell Senza directly in Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in the Netherlands, Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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

•	reduced or varied protection for intellectual property rights in some countries;
•	pricing pressure that we may experience internationally;
•	foreign currency exchange rate fluctuations;
•	a shortage of high-quality sales people and distributors;
•	third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of Senza;
•	relative disadvantages compared to competitors with established business and customer relationships;
•	the imposition of additional U.S. and foreign governmental controls or regulations;
•	economic instability;
•	changes in duties and tariffs, license obligations and other non-tariff barriers to international trade;
•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;
•	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes being imposed on us;
•	laws and business practices favoring local companies;
•	longer payment cycles;
•	difficulties in maintaining consistency with our internal guidelines;
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	the imposition of costly and lengthy new export licensing requirements;
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

Changes in tax law and other developments resulting from the new presidential administration in the United States may have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations.  Potential tax reforms in the United States may result in significant changes to current U.S. tax rules and regulations. These potential changes may trigger an adverse effect on our business, financial conditions and results of operations.

Although we are unable to predict what, if any, changes in tax law will occur, the 2016 U.S. presidential election introduced a great deal of uncertainty regarding current tax and trade policies, tariffs and government regulations, which if altered could have the potential to create a significant adverse effect on trade between the U.S. and other countries. Overall, changes in international trade relations and changes to U.S. tax or other laws (including new or changes in regulations promulgated by the U.S. Internal Revenue Service and the U.S. Department of the Treasury), such as the imposition of or increase in tariffs or other trade barriers, could materially and adversely impact our effective tax rate, increase our costs and reduce the competitiveness of our products.

We are dependent upon third-party manufacturers and suppliers, in some cases sole- or single-source suppliers, making us vulnerable to supply shortages and problems and price fluctuations, which could harm our business.

We rely on a limited number of suppliers who manufacture and assemble certain components of Senza.

Our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

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
•

switching components or suppliers may require product redesign and possibly submission to FDA, EEA Notified Bodies or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;

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

A number of the critical components used in Senza are supplied to us from single-source, or in certain cases sole-source, suppliers, including leads, lead extenders, surgical leads, neurostimulator components and telemetry modules. Our ability to supply Senza commercially depends, in part, on our ability to obtain a supply of these components that has been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have not entered into manufacturing, supply or quality agreements with some of our single-source and sole-source suppliers, some of which supply components critical to our products. We are not certain that our single-source or sole-source suppliers will be able to meet our demand for their products and services, either because of the nature of our agreements with those suppliers, or our limited experience with those suppliers, or due to our relative importance as a customer to those suppliers or otherwise. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to the needs of their other customers.

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

If our third-party suppliers fail to deliver the required commercial quantities of materials, or the level of services we require, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the continued commercialization of Senza would be impeded, delayed, limited or prevented, which could harm our business, results of operations, financial condition and prospects.

We may not be able to establish or strengthen our brand.

We believe that establishing and strengthening the Nevro and Senza brands is critical to achieving widespread acceptance of HF10 therapy, particularly because of the highly competitive nature of the market for SCS products. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable product for successful treatment of chronic leg and back pain. Additionally, we believe the quality and reliability of our product is critical to building physician support of this new therapy in the United States and any negative publicity regarding the quality or reliability of Senza could significantly damage our reputation in the market. Further, given the established nature of our competitors, and our recent commercial launch in the United States, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our HF10 therapy may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit manufacturing cost of Senza.

Currently, the gross profit generated from the sale of Senza is not sufficient to cover our operating expenses. To achieve our operating and strategic goals, we will, among other things, need to reduce the per-unit manufacturing cost of Senza. This cannot be achieved without increasing the volume of components that we purchase in order to take advantage of volume-based pricing discounts, improving manufacturing efficiency or increasing our volume to leverage manufacturing overhead costs. If we are unable to improve manufacturing efficiency and reduce manufacturing overhead costs per unit, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. The occurrence of one or more factors that negatively impact the manufacturing or sales of Senza or reduce our manufacturing efficiency may prevent us from achieving our desired reduction in manufacturing costs, which would negatively affect our operating results and may prevent us from attaining profitability.

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

To achieve our revenue goals, we must successfully increase manufacturing output to meet expected customer demand. In the future, we may experience difficulties with manufacturing yields, quality control, component supply and shortages of qualified personnel, among other problems. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenue.

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

In the United States, in order for physicians to use Senza, the hospital facilities where these physicians treat patients typically require us to enter into purchasing contracts. The process of securing a satisfactory contract can be lengthy and time-consuming and require extensive negotiations and management time. In the EU, from time to time, certain institutions require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, and we may not be successful in the bidding process. If we do not receive access to hospital facilities via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may stagnate or decrease and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.

We rely in part on a small group of third-party distributors to effectively distribute our products in outside the United States.

We depend in part on medical device distributors for the marketing and sales of our products in certain territories in Europe. We depend on these distributors’ efforts to market our products, yet we are unable to control their efforts completely. These distributors typically sell a variety of other, non-competing products that may limit the resources they dedicate to selling Senza. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell Senza in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offering requires significant time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to maintain positive relationships with our distributors, fail to develop new relationships with other distributors, including in new markets, fail to manage, train or incentivize existing distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, our revenue may decrease and our operating results, reputation and business may be harmed.

We may face product liability claims that could result in costly litigation and significant liabilities.

Manufacturing and marketing Senza, and clinical testing of our HF10 therapy, may expose us to product liability and other tort claims. Although we have, and intend to maintain, liability insurance, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. For example, the U.S. Supreme Court recently declined to hear an appeal where the U.S. Court of Appeals for the Ninth Circuit ruled that the Medical Device Amendments of 1976 to the FFDCA did not preempt state laws in a product liability case involving a medical device company. If other courts in the United States adopt similar rulings, we may be subject to increased litigation risk in connection with our products. Product liability claims could negatively affect our reputation, continued product sales, and our ability to obtain and maintain regulatory approval for our products.

If clinical studies for future indications do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to commercialize Senza for these indications.

We are currently conducting clinical trials for Senza to explore the potential for HF10 therapy to treat other chronic pain indications, including chronic upper limb and neck pain, painful neuropathies and non-surgical refractory back pain. We will likely need to conduct additional clinical studies in the future to support regulatory approval for the use of Senza to treat these new indications. Clinical testing can take many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

•

the FDA, IRBs, Ethics Committees, EU Competent Authorities or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;

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

We could also encounter delays if the FDA concludes that our financial relationships with investigators results in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical trial site or the utility of the clinical trial itself. Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation and/or equity-based awards in connection with such services. If these relationships and any related compensation to or ownership interest by the clinical investigator carrying out the study result in perceived or actual conflicts of interest, or if the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the FDA refusing to accept the data as support for our future applications. Any such delay or rejection could prevent us from commercializing any of our products currently in development.

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

Our future success depends, in part, on our ability to continue to retain our executive officers and other key employees, and recruit and hire new employees. All of our executive officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any of our key personnel likely would involve significant time and costs, may significantly delay or prevent the achievement of our business objectives and may harm our business.

In addition, many of our employees have become, or will soon become, vested in a substantial amount of Company stock or be able to exercise a substantial number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Further, our employees’ ability to exercise those options and sell their stock in a public market may result in a higher than normal turnover rate.

Our future success also depends on our ability to retain executive officers and other key employees and attract new key employees. Many executive officers and other employees in the neuromodulation and medical device industry are subject to strict non-competition, non-solicitation and/or confidentiality agreements with their employers, including our main competitors Medtronic plc, Boston Scientific and Abbott Laboratories (which recently acquired St. Jude Medical). Our competitors may allege breaches of, and seek to enforce, such non-competition, non-solicitation and/or confidentiality agreements or initiate litigation based on such agreements, particularly now that we have entered the U.S. market. Such litigation, whether or not meritorious, may impede our ability to attract, hire or utilize executive officers and other key employees who have been or are currently employed by our competitors.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, marketing, procurement and supply chain, manufacturing and distribution. We use enterprise information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Despite the precautionary measures we have taken to prevent breakdowns in our information technology and telephone systems, if our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer.

Risks Related to Intellectual Property

We currently are, and may in the future become, involved in lawsuits to defend ourselves against intellectual property disputes, which could be expensive and time consuming, and ultimately unsuccessful, and could result in the diversion of significant resources, and hinder our ability to commercialize our existing or future products.

Our success depends in part on not infringing the patents or violating the other proprietary rights of others. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. Significant litigation regarding patent rights occurs in the medical industry. Whether merited or not, it is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products. For example, on December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging our manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering technology related to stimulation leads, batteries and telemetry units. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make, use, sell, and/or export our products. For example, our major competitors, Medtronic, Boston Scientific and Abbott

Laboratories (which recently acquired St. Jude Medical), each have significant patent portfolios covering systems, sub-systems, methods, and manufacturing processes. These competitors may have one or more patents for which they can threaten and/or initiate patent infringement actions against us and/or any of our third-party suppliers. Our ability to defend ourselves and/or our third-party suppliers may be limited by our financial and human resources, the availability of reasonable defenses, and the ultimate acceptance of our defenses by the courts or juries. Further, if such patents are successfully asserted against us, this may result in an adverse impact on our business, including injunctions, damages and/or attorneys’ fees. From time to time and in the ordinary course of business, we may develop non-infringement and/or invalidity positions with respect to third-party patents, which may or not be ultimately adjudicated as successful by a judge or jury if such patents were asserted against us.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. In particular, on November 28, 2016, we filed a lawsuit for patent infringement against units of Boston Scientific asserting that Boston Scientific is infringing our patents covering inventions relating to our Senza system and HF10 therapy. For more information, see the section titled “Legal Proceedings” included under Part I, Item 3 of this Annual Report. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock and the value of the 1.75% convertible senior notes due 2021 (the 2021 Notes). Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. For example, two of our competitors, Boston Scientific and Medtronic, have filed oppositions in the European Union with respect to certain of our patents. Defending our position in proceedings such as these will require management’s time and attention, as well as financial costs. Given the competitive environment in which we operate, we expect additional challenges to our intellectual property portfolio as we continue commercialization of Senza in the United States. An unfavorable outcome in these or any other such proceedings could cause us to lose valuable intellectual property rights and/or be unable to enforce our intellectual property rights, which could invite increased competition thereby materially harming our business.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and may affect patent litigation. The changes also switched the United States patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy- Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our own, which would have a material adverse effect on our business.

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

We do not have patent rights in certain foreign countries in which a market may exist. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. Additionally, such proceedings could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and if we do prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our products, and our competitive position in the international market would be harmed.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. In addition, many of our executive officers and key employees, as well as our Chairman of the Board, have worked for our major competitors (or companies acquired by these competitors), which include Boston Scientific, Medtronic and Abbott Laboratories (which recently acquired St. Jude Medical). Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products would have a material adverse effect on our business, and may prevent us from selling our products or from practicing our processes. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

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

Further, our competitors may independently develop knowledge, methods and know-how similar, equivalent, or superior to our proprietary technology. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. In addition, our key employees, consultants, suppliers or other individuals with access to our proprietary technology and know-how may incorporate that technology and know-how into projects and inventions developed independently or with third parties. As a result, disputes may arise regarding the ownership of the proprietary rights to such technology or know-how, and any such dispute may not be resolved in our favor. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us and our competitive position could be adversely affected. If our intellectual property is not adequately protected so as to protect our market against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

Risks Related to our Financial and Operating Results

We may choose, or need, to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build a commercial sales force in the United States, investigate the use of our HF10 therapy for the treatment of other chronic pain conditions, continue to otherwise grow our business and continue to operate as a public company. In particular, we believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of Senza in the United States, as well as the growth of our sales and marketing efforts and sales representative training, seeking additional foreign regulatory approvals, the preparation and submission of regulatory filings and the clinical development of any other product candidates or indications we may choose to pursue. These expenditures will also include costs associated with manufacturing and supply as well as marketing and selling Senza in the United States and elsewhere, and any other future products approved for sale, R&D, conducting preclinical studies and clinical trials and obtaining regulatory approvals.

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts, particularly in the United States, and our efforts to develop Senza and our HF10 therapy for the treatment of additional chronic pain indications and develop technology complementary to our current product. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to seek additional funds. If we are unable to raise funds on favorable terms, or at all, the long-term growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the costs of commercializing Senza in the United States and elsewhere, including costs associated with product sales, marketing, manufacturing and distribution;
•

the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including, in particular, the costs of enforcing our patent rights in the action we filed against Boston Scientific and in defending against Boston Scientific’s action against us;

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

Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payor acceptance of Senza and our HF10 therapy;
•	the timing, expense and results of our commercialization efforts in the United States and elsewhere, R&D activities, clinical trials and regulatory approvals;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolesce or conformity with our product requirements;
•	difficulties in collecting receivables related to our sales in the United States;
•	fluctuations in the expenses related to pursuing and defending our ongoing lawsuits with Boston Scientific;
•	fluctuations in expenses as a result of expanding our commercial operations and operating as a public company;
•	the introduction of new products and technologies by our competitors;
•	the productivity of our sales representatives;
•	supplier, manufacturing or quality problems with our products;
•	the timing of stocking orders from our distributors;
•	changes in our pricing policies or in the pricing policies of our competitors or suppliers; and
•	changes in coverage amounts or government and third-party payors’ reimbursement policies.

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

As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Our products consist of a substantial number of individual components. In order to market and sell Senza effectively, we often must maintain high levels of inventory. In particular, as we continue our commercial launch of Senza in the United States, we intend to substantially increase our levels of inventory in order to meet our estimated demand and, as a result, incur significant expenditures associated with such increases in our inventory. The manufacturing process requires lengthy lead times, during which components of our products may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolescence comparatively. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire and its value would become impaired and we would be required to record an impairment charge. In addition, we have also experienced inventory write-downs as a result of inventory that did not meet our product requirements. If our estimates of required inventory are too high, we may be exposed to further inventory obsolescence risk. In the event that a substantial portion of our inventory becomes obsolete or expires, or in the event we experience a supply chain imbalance as described above, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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

As a result of our June 2015 underwritten public offering, we have experienced a Section 382 “ownership change.” We currently believe that this “ownership change” will not inhibit our ability to utilize our NOLs.  However, as a result of any potential future “ownership changes,” or if we do not generate sufficient taxable income in the future, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability. If we are limited in our ability to use our NOLs and tax credits in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations. As of December 31, 2016, we had federal and state NOLs of $224.7 million and $77.3 million, respectively, available to offset future taxable income due to prior period losses, which if not utilized will begin to expire in 2026 for federal purposes and begin to expire in 2017 for state purposes.

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

Our products must comply with regulatory requirements imposed by the FDA in the United States and similar agencies in foreign jurisdictions. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, extensive agency review processes, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we must comply with include:

•	FFDCA and the FDA’s implementing regulations (Title 21 CFR);
•	European Union CE mark requirements;

•	Medical Device Quality Management System Requirements (ISO 13485:2003);
•	Occupational Safety and Health Administration requirements; and
•	California Department of Health Services requirements.

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

Further, regulations may change, and any additional regulation could limit or restrict our ability to use any of our technologies, which could harm our business. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law.  The Cures Act, among other things, is intended to modernize the regulation of medical devices and spur innovation, but its ultimate implementation remains unclear.  We could also be subject to new international, federal, state or local regulations that could affect our R&D programs and harm our business in unforeseen ways. If this happens, we may have to incur significant costs to comply with such laws and regulations, which will harm our results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry.  Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions.  Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance or implement or enforce regulatory requirements in a timely fashion or at all.  Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances.  For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation.  In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents.  It is difficult to predict how these requirement will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices. The proposals would replace the Medical Devices Directive and the Active Implantable Medical Devices Directive with two new regulations: the Medical Devices Regulation and the In-Vitro

Diagnostic Medical Devices Regulation. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States.

The Medical Devices Regulation and the In-Vitro Diagnostic Medical Devices Regulation are expected to be adopted in the first quarter of 2017. However, the Medical Devices Regulation, which is the regulation directly applicable to our products, will only become applicable three years after publication in the Office Journal of the European Union. Once in effect, the Medical Devices Regulation will, among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU;
•	strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

These modifications may have an impact on the way we conduct our business in the EEA.

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

Further, the advertising and promotion of our products is subject to EEA Member States laws implementing Directive 93/42/EEC concerning Medical Devices (the EU Medical Devices Directive), Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. EEA Member State legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national Codes of Conduct provide guidelines on the advertising and promotion of our products and may impose limitations on our promotional activities with healthcare professionals.

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

In addition, the manufacturing of our products is subject to extensive post-market regulation by the FDA and foreign regulatory authorities, and any failure by us or our contract manufacturers or suppliers to comply with regulatory requirements could result in recalls, facility closures, and other penalties. We and our suppliers and contract manufacturers are subject to the QSR, and comparable foreign regulations which govern the methods used in, and the facilities and controls used for, the design, manufacture, quality assurance, labeling, packaging, sterilization, storage, shipping, and servicing of medical devices. These regulations are enforced through periodic inspections of manufacturing facilities. Any manufacturing issues at our or our suppliers’ or contract manufacturers’ facilities, including failure to comply with regulatory requirements, may result in warning or untitled letters, manufacturing restrictions, voluntary or mandatory recalls or corrections, fines, withdrawals of regulatory clearances or approvals, product seizures, injunctions, or the imposition of civil or criminal penalties, which would adversely affect our business results and prospects.

We are required to report certain malfunctions, deaths, and serious injuries associated with our products, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the EEA are legally bound to report incidents involving devices they produce or sell to the regulatory agency, or competent authority, in whose jurisdiction the incident occurred. Under the EU Medical Devices Directive (Directive 93/42/EEC), an incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, or user or of other persons or to a serious deterioration in their state of health.

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

We are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business. In the United States, the laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it;

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

•

the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

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

In March 2010, the ACA was signed into law, which included, among other things, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013. Subsequently, a two-year moratorium was implemented effective January 1, 2016, such that medical device sales in 2016 and 2017 are exempt from the medical device excise tax. Unless there is further legislative action, the tax will be automatically reinstated for sales of medical devices on or after January 1, 2018.  If it were to be reinstated, this excise tax would result in a significant increase in the tax burden on our industry, and if any efforts we undertake to offset the excise tax are unsuccessful as we begin to sell the product in the United States, the increased tax burden could have an adverse effect on our results of operations and cash flows. Other elements of the ACA, including comparative effectiveness research, an independent payment advisory board and payment system reforms, including shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (MACRA), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For instance, on January 20, 2017, President Trump signed an Executive Order stating it is his Administration’s policy to seek prompt repeal of the ACA and directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that may be repealed. At this time, the full effect that the ACA, the Executive Order and any subsequent legislation would have on our business remains unclear. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact demand for our product.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report and others such as:

•	delays or setbacks in the commercialization of Senza or the expansion of indications for which Senza is approved;
•	announcements of new products by us or our competitors;
•	achievement of expected product sales and profitability;
•	manufacture, supply or distribution shortages;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolesce or conformity with our product requirements;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	our operating results;
•	results from, or any delays in, clinical trial programs relating to our product candidates;
•	changes or developments in laws or regulations applicable to our products;
•	any adverse changes in our relationship with any manufacturers or suppliers;
•	the success of our efforts to acquire or develop additional products;

•	any intellectual property infringement actions in which we may become involved, including our pending lawsuits with Boston Scientific;
•	announcements concerning our competitors or the medical device industry in general;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	trading activity in our common stock by the option counterparties to our convertible note hedge transactions to unwind or modify their hedge positions;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	general economic and market conditions and overall fluctuations in the United States equity markets; and
•	the loss of any of our key scientific or management personnel.

Because the 2021 Notes are convertible into shares of common stock, volatility or depressed market prices of our common stock could have a similar effect on the value of the 2021 Notes.  Holders who receive shares of our common stock upon conversion of the 2021 Notes will also be subject to the risk of volatility and depressed market prices of our common stock. Similarly, the liquidity of the trading market in the 2021 Notes and the market price quoted for the 2021 Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of legal restrictions on resale, the trading price of our common stock and the value of the 2021 Notes could decline. As of December 31, 2016, we had outstanding a total of approximately 28.9 million shares of common stock and approximately 6.0 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes could decline.

The holders of up to approximately 1.4 million shares of our outstanding common stock as of December 31, 2016 were entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock and could cause the value of the 2021 Notes to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2016 our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates held approximately 29% of our outstanding voting stock. These stockholders will have the ability to influence us through this ownership position, and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and R&D facilities are located in Redwood City, California, where we lease and currently occupy approximately 50,740 square feet of office and laboratory space. In December 2016, we amended the original lease for our corporate headquarters in order to increase the space we occupy by approximately 49,980 square feet of office space adjacent to our corporate headquarters.  Our obligations under the amended lease for the new space will commence upon the earlier of the landlord completing certain improvements or when we commence business operations in the new space. The term of the lease for our corporate headquarters and the new adjacent space lasts for a period of 84 months following the commencement of the term for the additional adjacent space.  We believe our current headquarters, together with our additional adjacent space, is sufficient for our current and foreseeable business needs.  We also lease office space in Switzerland and a small warehouse space in Menlo Park, California.

For additional information, see Note 5. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

On November 28, 2016, we filed a lawsuit for patent infringement against Boston Scientific Corporation and Boston Scientific Neuromodulation Corporation (collectively, “Boston Scientific”). The lawsuit, filed in the United States District Court for the Northern District of California, asserts that Boston Scientific is infringing our patents covering inventions relating to our Senza system and HF10 therapy. The lawsuit seeks preliminary and permanent injunctive relief against further infringement as well as damages and attorney’s fees.

On December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging our manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering SCS technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the United States District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement.

We are and may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of our business, including several pending European patent oppositions at the European Patent Office initiated by our competitors Medtronic and Boston Scientific, which we do not deem to be material to our business and consolidated financial statements at this stage.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been publicly traded on the NYSE under the symbol “NVRO” since the initial public offering, or IPO, of our common stock on November 6, 2014. Prior to that time, there was no public market for our common stock. The following table sets forth on a per share basis, for the periods indicated, the low and high sale prices of our common stock as reported by the NYSE.

	High	Low
Year Ended December 31, 2014
Quarter ended December 31, 2014 (beginning November 6th)	$39.37	$25.00

Year Ended December 31, 2015
Quarter ended March 31, 2015	$52.03	$36.26
Quarter ended June 30, 2015	$56.14	$45.02
Quarter ended September 30, 2015	$53.83	$40.75
Quarter ended December 31, 2015	$68.34	$37.09

Year Ended December 31, 2016
Quarter ended March 31, 2016	$71.02	$48.34
Quarter ended June 30, 2016	$76.71	$59.77
Quarter ended September 30, 2016	$104.94	$75.78
Quarter ended December 31, 2016	$101.92	$70.41

Holders of Record

At February 14, 2017, there were approximately 23 stockholders of record of our common stock, and the closing price per share of our common stock was $93.29. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since November 6, 2014, which is the date our common stock first began trading on the NYSE, to two indices: the S&P 500 Composite Index and the S&P Healthcare Equipment Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	November 6, 2014	December 31, 2015	December 31, 2016
Nevro Corp. (NVRO)	$100.00	$268.00	$288.45
S&P 500 (GSPC)	$100.00	$100.63	$110.22
S&P Healthcare Equipment (SPSIHE)	$100.00	$116.37	$130.81

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Annual Report. The selected consolidated statements of operations data for each of the five years in the period ended December 31, 2016, and the consolidated balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements.

	Years Ended December 31,
	2016	2015	2014	2013	2012
(in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenue	$228,504	$69,606	$32,573	$23,500	$18,150
Cost of revenue	75,433	28,120	11,278	9,473	7,527
Gross profit	153,071	41,486	21,295	14,027	10,623
Operating expenses:
Research and development	33,729	21,382	19,824	20,345	15,659
Sales, general and administrative	142,423	82,471	29,777	18,833	14,094
Total operating expenses	176,152	103,853	49,601	39,178	29,753
Loss from operations	(23,081)	(62,367)	(28,306)	(25,151)	(19,130)
Interest and other income (expense), net	(5,806)	(3,898)	(1,896)	(501)	325
Loss on extinguishment of debt	(1,268)	—	—	—	—
Loss before income taxes	(30,155)	(66,265)	(30,202)	(25,652)	(18,805)
Provision for income taxes	1,623	1,166	478	362	162
Net loss	$(31,778)	$(67,431)	$(30,680)	$(26,014)	$(18,967)
Net loss per share attributable to common stockholders, basic and diluted	$(1.12)	$(2.54)	$(6.94)	$(29.84)	$(38.59)
Shares used in computing basic and diluted net loss per common share	28,485,003	26,581,890	4,440,663	876,932	494,066

	Years Ended December 31,
	2016	2015	2014	2013	2012
(in thousands, except per share data)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$41,406	$87,036	$25,287	$12,409	$5,618
Short-term investments	$234,951	$106,634	$151,521	$44,123	$24,997
Working capital	$378,093	$246,242	$190,327	$66,870	$43,572
Total assets	$430,583	$291,183	$202,496	$75,411	$49,111
Long-term debt	$138,140	$19,740	$19,511	$—	$—
Total stockholders' equity (deficit)	$249,034	$234,592	$172,070	$(85,790)	$(61,794)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to the productivity of our sales force, revenues, deferred revenues, cost of revenues, operating expenses, stock-based compensation and provision for income taxes; the growth of our customer base and customer demand for our products; the sufficiency of our cash balances and cash flows; the impact of recent changes in accounting standards; market risk sensitive instruments; contractual obligations; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in this Annual Report under Part I, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date of the filing of this Annual Report, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in Part II, Item 8 of this Annual Report.

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain. Our proprietary paresthesia-free HF10 therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy with Senza being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has limited efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $1.6 to $1.8 billion existing global SCS market by treating back pain in addition to leg and pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the FDA supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced consistent significant revenue growth in the United States since commercial launch and, effective January 1, 2016, receive transitional pass-through payment under the Medicare hospital outpatient prospective payment system. In addition, on the basis of our strong clinical evidence, Senza is covered by each of the top 10 national insurance providers. In early 2017, we commenced a controlled commercial launch of our surgical lead, marketed as the Surpass surgical lead, which we believe will provide us access to an additional approximately 30% of the U.S. SCS market that we previously did not address. The tables below sets forth our revenue from U.S. and international sales the past two years on a quarterly basis and total revenue for each of the past three years.

	Q1 2015	Q2 2015	Q3 2015	Q4 2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016
	(in millions)
Revenue from U.S. sales	N/A	$0.1	$4.5	$19.8	$29.5	$40.6	$47.2	$56.0
Revenue from international sales	9.7	11.3	10.9	13.3	12.2	14.8	13.7	14.5
Total sales revenue	$9.7	$11.4	$15.4	$33.1	$41.7	$55.4	$60.9	$70.5

	2014	2015	2016
	(in millions)
Total revenue	$32.6	$69.6	$228.5

Since inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of December 31, 2016 was $221.2 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in R&D to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

We rely on third-party suppliers for all of the components of Senza and for the assembly of the system. Many of these suppliers are currently single-source suppliers. During 2015 and 2016, we entered into and/or amended several supply agreements in an effort to reinforce our supply chain.  We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. In particular, we have substantially increased our levels of inventory in order to meet our estimated demand in the United States and, as a result, incur significant expenditures associated with such increases in our inventory. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolesce.

Our IPO closed in November 2014 at which time we received cash proceeds of approximately $131.6 million, net of underwriting discounts and commissions and offering costs paid by us. In June 2015, we completed an underwritten public offering of our common stock and we received cash proceeds of approximately $118.4 million, net of underwriting discounts and commissions and offering costs paid by us.  In June 2016, we issued $172.5 million aggregate principal amount of 1.75% convertible senior notes due 2021, or the 2021 Notes, in a registered underwritten public offering for total net proceeds, after deducting transaction costs, of approximately $166.2 million.

In November 2016, we filed a lawsuit for patent infringement against Boston Scientific, asserting that Boston Scientific is infringing our patents covering inventions related to our HF10 therapy and the Senza system.  In December 2016, Boston Scientific, filed its own lawsuit alleging that we infringed Boston Scientific’s patents covering technology related to stimulation leads, batteries and telemetry units.  Each of the lawsuits seek preliminary and permanent injunctive relief against further infringement as well as damages and attorney fees. We believe pursuing our lawsuit and defending ourselves against Boston Scientific’s lawsuit will require significant cash resources over the immediate and near long term.

Important Factors Affecting our Results of Operations

We believe that the following factors have impacted and we expect will continue to impact our results of operations.

Importance of Physician Awareness and Acceptance of Senza

We continue to invest in programs to educate physicians who treat chronic pain about the advantages of Senza. This requires significant commitment by our marketing team and sales organization, and can vary depending upon the physician’s practice specialization, personal preferences and geographic location. Further, we are competing with well-established companies in our industry that have strong existing relationships with many of these physicians. Educating physicians about the advantages of Senza, and influencing these physicians to use Senza to treat chronic pain, is required to grow our revenue.

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of Senza and the related implant procedure for patients. The revenue we are able to generate from sales of Senza depends in large part on the availability of reimbursement from such payors. While we currently have a favorable reimbursement decision from federal Medicare, decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policy. These payors may deny reimbursement if they determine that the device or procedure was not used in accordance with the payor’s coverage policy, is subject to individual plan benefit limitations or is investigational and/or experimental.  A significant component of our commercial efforts include working with private payors to ensure positive coverage and reimbursement decisions for Senza. While favorable reimbursement decisions from federal Medicare and certain commercial payors, such as Aetna, Cigna, Humana and Kaiser, have facilitated our increase in revenue to date, certain regional Blue Cross Blue Shield plans, have denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. We continue to engage in efforts to convince such payors of the advantages of HF10 therapy and while we have overturned some investigational/experimental designations, such as Cigna, Blue Cross Blue Shield Highmark and Blue Cross Blue Shield of Alabama, there can be no assurances that we are successful in overturning negative coverage decisions by private health insurance plans.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

Inventory Buildup and Supply Chain Management

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, as we continue with our commercial launch of Senza in the United States and continue to add additional suppliers to fortify our supply chain, we are substantially increasing our levels of inventory. As a result, we are incurring significant uses of cash associated with the increases in our inventory, which will include satisfying certain minimum purchase obligations, as demand for Senza in the United States is developing. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the years ended December 31, 2016 and 2015, wherein we recorded a write down of inventory of $3.7 million and $2.1 million, respectively. Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to expand into new indications and chronic pain conditions for Senza, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we recently commenced a controlled commercial launch of Surpass, our surgical lead product, and we are currently investing in product improvements to Senza, including enhanced MRI capabilities and a next generation IPG. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate HF10 efficacy, safety and cost effectiveness through clinical data, each are critical to increasing the adoption of HF10 therapy.

Significant Investment in U.S. Sales Organization

We are continuing to make significant investments in building our U.S. commercial infrastructure and recruiting and training our U.S. sales force. This is a lengthy process that requires recruiting appropriate sales representatives, establishing a commercial infrastructure in the United States and training our sales representatives, and will require significant investment. Following initial training for Senza, our sales representatives typically require lead time in the field to grow their network of accounts and produce sales results. Successfully recruiting and training a sufficient number of productive sales representatives is required to achieve growth at the rate we expect.  As we gain U.S. market share, we expect that growth rates will moderate.

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

We Do Not Expect Our Revenue Growth Rate in International Markets to Continue at Historic Rates

Our revenue from international markets has increased from $18.2 million for the year ended December 31, 2012 to $55.2 million for the year ended December 31, 2016. Revenue increased as a result of our sales of Senza in Europe and Australia, however, we do not expect to continue this rate of revenue growth in these international markets given our existing penetration in these markets. Despite our growth in international markets, international revenue was negatively impacted by the appreciation of the U.S. dollar. Due to governmental reimbursements constraints in the European SCS market limiting the number of annual SCS implants and our current penetration in these markets, we expect to grow less rapidly in the future than we have in the past in this market.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe that the estimates, judgments and assumptions involved in the accounting for revenue recognition, inventory, stock-based compensation, income taxes and allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our estimates, judgments, and assumptions relative to our critical accounting policies have not differed materially from actual results. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

Warranty Obligations

We have a limited one- to five-year warranty to most customers and we warrant that our products will operate substantially in conformity with product specifications. We record an estimate for the provision for warranty claims in cost of revenue when the related revenues are recognized.  This estimate is based on historical and anticipated rates of warranty claims, the cost per claim and the number of units sold.  We regularly assess the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary.

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

We regularly review inventory quantities in consideration of actual loss experiences, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. Inventory write downs are recorded for excess and obsolete inventory. We periodically assesses the recoverability of all inventories to determine whether write downs for impairment are required. We evaluate projected future demand as compared to remaining shelf life and other obsolescence and excess criteria in assessing the recoverability of our inventory. In determining the adequacy of reserves, we analyze the following, among other things:

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

Stock-Based Compensation

Stock-based compensation costs related to stock options granted to employees are measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model.  The fair value is recognized on a straight-line basis over the requisite service period of the stock option award, which is generally the vesting term of four years, with the exception of performance based stock option awards, whose fair value is recognized as expenses when it is determined that achieving the performance metrics are probable.

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

Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. Because of the limitations on the sale or transfer or our common stock as a privately held company, we do not believe our historical exercise pattern is indicative of the pattern we will experience as a publicly traded company. We have consequently used the Staff Accounting Bulletin, or SAB, 110, simplified method to calculate the expected term, which is the average of the contractual term and vesting period. Starting in late 2016, we have started to utilize our historical data for the calculation of expected term.

Volatility. We determine the price volatility factor based on the historical volatilities of our peer group as we did not have a sufficient trading history for our common stock. Industry peers consist of several public companies in the medical device technology industry with comparable characteristics including enterprise value, risk profiles and position within the industry. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.  Starting in late 2016, we have started to incorporate our historical stock trading volatility with those of our peer group for the calculation of volatility.

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

In 2015, we began issuing restricted stock units, or RSUs.  We account for stock-based compensation for the RSUs at their fair value, based on the closing market price of our common stock on the grant date.  These costs are recognized on a straight-line basis over the requisite service period, which is generally the vesting term of four years, with the exception of performance based RSUs, which are recognized as expenses when it is determined that achieving the performance metrics are probable.

We estimate the fair value of the rights to purchase shares by employees under our Employee Stock Purchase Plan using the Black-Scholes option pricing formula. Our Employee Stock Purchase Plan provides for consecutive six-month offering periods and we use our own historical volatility data in the valuation.

Income Tax

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2016 and 2015. We intend to maintain a full valuation allowance on the federal, state and foreign deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2016, we had federal and state net operating loss (NOL) carryforwards of $224.7 million and $77.3 million, respectively, available to offset future taxable income, due to prior period losses, which if not utilized will begin to expire in 2026 for federal purposes and will begin to expire in 2017 for state purposes. We also have federal research tax credit carryforwards that will begin to expire in 2026. Realization of these NOL and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could materially and adversely affect our results of operations.

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

We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss in 2016 and 2015.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $52.8 million, net of allowance of $1.0 million, as of December 31, 2016 and $22.5 million, net of allowance of $0.1 million, as of December 31, 2015.

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

Revenue from sales of Senza fluctuate based on the selling price of the system, as the sales price of a system varies geographically, and based on the mix of sales by geography. In addition, our revenue may fluctuate based on the ratio of trials to permanent implants. Our revenue from international sales can also be significantly impacted by fluctuations in foreign currency exchange rates, as our sales are denominated in the local currency in the countries in which we sell our products.

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality, as we have historically experienced lower sales in the summer months and around holidays, and the impact of the buying patterns and implant volumes of our hospitals and medical facilities, and third-party distributors. In addition, in the second quarter of 2015, we commenced commercial sales of Senza in the United States and recorded revenue of approximately $173.3 million and $24.4 million for the years ended December 31, 2016 and 2015, respectively, for sales in the United States.  We anticipate that our total revenue will increase as we continue our commercialization in the United States.

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

Operating Expenses

Our operating expenses consist of R&D expense and sales, general and administrative, or SG&A, expense. Personnel costs are the most significant component of operating expenses and consist of salaries, bonus incentives, benefits, stock-based compensation and sales commissions. We expect operating expenses to increase in absolute dollars, as we continue to invest to grow our business.

Research and Development (R&D). R&D costs are expensed as incurred. R&D expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation expenses for our R&D employees. R&D expense also includes costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors and consultants, equipment and software to support our development, facilities and information technology. We expect R&D expense to increase in absolute dollars as we continue to develop product enhancements to Senza and develop our HF10 therapy to treat other chronic pain indications, including conducting additional clinical studies. Our R&D expenses may fluctuate from period to period due to the timing and extent of our R&D and clinical trial expenses.

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

In the last two years, we significantly increased the size of our sales presence internationally and increased marketing spending to generate sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States. We expect SG&A expenses to continue to significantly increase as we build up our sales and marketing personnel to support commercialization of Senza in the United States, continue to increase the size of our sales and marketing organizations and increase our international presence and develop and assist our channel partners.

For the year ended December 31, 2016, our administrative expenses increased compared to the same period in the prior year. We expect our administrative expenses will continue to increase as we increase our headcount and expand our facility and information technology to support our growing operations. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and U.S. Securities and Exchange Commission requirements, including compliance under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as a large accelerated filer, director and officer insurance premiums and investor relations costs associated with being a growing public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

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

Provision for Income Taxes

The provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business as well as states where we have determined we have state nexus. We maintain a full valuation allowance for our deferred tax assets including NOL carryforwards and R&D credits and other tax credits.

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

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Comparison of the Years Ended December 31, 2016 and 2015

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
	2016	2015	Change
(in thousands)
Revenue	$228,504	$69,606	$158,898
Cost of revenue	75,433	28,120	47,313
Gross profit	$153,071	$41,486	$111,585
Gross margin	67%	60%	7%

Revenue. Revenue increased to $228.5 million in 2016 from $69.6 million in 2015, an increase of $158.9 million, or 228%, due to increased sales of the Senza system in the United States, which began in May 2015 upon receiving FDA approval of our PMA for Senza, and continued adoption of the Senza system in international markets where it had historically been sold. Further, the increase in sales of the Senza system was driven in part by our expanded sales force in the United States in 2016.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $75.4 million in 2016 from $28.1 million in 2015, an increase of $47.3 million, or 168%.  This increase was primarily due to a $40.0 million increase in the costs of manufactured product components as sales volumes increased, as well as a $1.3 million increase in inventory-related charges. Gross profit increased to $153.1 million in 2016 from $41.5 million in 2015, an increase of $111.6 million, or 269%.  Gross profit as a percentage of revenue, or gross margin, increased to 67% in 2016 compared to 60% in 2015.  The increase was partly attributed to lower manufacturing costs as a percentage of sales.  Additionally, while costs were primarily incurred in U.S. dollars, international revenue was negatively impacted by the appreciation of the U.S. dollar, which negatively impacted the overall gross margin for the period.

Operating Expenses

	Years Ended December 31,
	2016		2015
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$33,729	15%	$21,382	31%	$12,347
Sales, general and administrative	142,423	62%	82,471	118%	59,952
Total operating expenses	$176,152	77%	$103,853	149%	$72,299

Research and Development (R&D) Expenses. R&D expenses increased to $33.7 million in 2016 from $21.4 million in 2015, an increase of $12.3 million, or 58%.  The increase was primarily due to an increase in clinical and development expenses of $5.8 million, headcount and related personnel and consulting costs of $4.5 million and other healthcare professional related expenses of $1.3 million.

Sales, General and Administrative (SG&A) Expenses. SG&A expenses increased to $142.4 million in 2016 from $82.5 million in 2015, an increase of $60.0 million, or 73%.  This increase was primarily due to an increase in personnel costs of $47.9 million in relation to an increase in headcount for SG&A personnel in support of our continued U.S. commercial launch, increased legal and other professional services costs of $3.2 million, including an increase of $1.3 million related to legal expenses incurred in connection with the Boston Scientific litigations, increased travel, training and associated supply costs of $2.8 million, increased marketing expenses of $1.8 million, additional facilities-related costs of $1.7 million and increased computer hardware and software expenses of $1.0 million.

Interest Income, Interest Expense, Other Income (Expense), Net and Provision for Income Taxes

	Years Ended December 31,
	2016	2015	Change
(in thousands)
Interest income	$1,685	$575	$1,110
Interest expense	(6,394)	(2,732)	(3,662)
Other income (expense), net	(1,097)	(1,741)	644
Loss on extinguishment of debt	(1,268)	—	(1,268)
Provision for income taxes	1,623	1,166	457

Interest Income. Interest income increased to $1.7 million in 2016 from $0.6 million in 2015, primarily as a result of the increase in average investment balances.

Interest Expense. Interest expense increased to $6.4 million from $2.7 million in 2015, primarily as a result of the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses and the gains and losses from the remeasurement of foreign-denominated balances. Related to these two items, in 2016, we recorded a net loss of $0.9 million, compared to 2015 when we recorded a net loss of $1.6 million.  Our remeasurement gains and losses are affected by changes in the foreign currency translation rates of the countries in which we conduct business.

Loss on Extinguishment of Debt. We paid in full the outstanding obligation under our credit facility in June 2016.  The difference between the total payment to the lenders under the credit facility and the net carrying amount of the obligation recorded on our balance sheet was recorded as a loss on extinguishment of debt.

Income Tax Expense. Income tax expense was $1.6 million in 2016 and $1.2 million in 2015. Our income tax expense is associated primarily with foreign and state income taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets. The change in income tax expense was primarily due to changes in foreign income taxes on profits realized by our foreign subsidiaries.

Comparison of the Years Ended December 31, 2015 and 2014

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
	2015	2014	Change
(in thousands)
Revenue	$69,606	$32,573	$37,033
Cost of revenue	28,120	11,278	16,842
Gross profit	$41,486	$21,295	$20,191
Gross margin	60%	65%	(5)%

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

Operating Expenses

	Years Ended December 31,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$21,382	31%	$19,824	61%	$1,558
Sales, general and administrative	82,471	118%	29,777	91%	52,694
Total operating expenses	$103,853	149%	$49,601	152%	$54,252

Research and Development (R&D) Expenses. R&D expenses increased to $21.4 million in 2015 from $19.8 million in 2014, an increase of $1.6 million, or 8%.  The increase was primarily due to an increase in headcount and related personnel and consulting costs of $3.1 million, offset by a decrease in clinical and development expenses of $1.4 million associated with our preclinical and regulatory costs in preparation for our June 2014 PMA submission, as well as a decrease in costs related to the reduction of R&D participation in the manufacturing process development of $0.8 million.

Sales, General and Administrative (SG&A) Expenses. SG&A expenses increased to $82.5 million in 2015 from $29.8 million in 2014, an increase of $52.7 million, or 177%.  This increase was primarily due to an increase in personnel costs of $35.6 million in relation to an increase in headcount for SG&A personnel in support of our U.S. commercial launch, increased travel, training, marketing and associated supply costs of $9.5 million, increased legal and other professional services costs associated with being a public company of $4.2 million, additional facilities-related costs of $2.3 million and increased computer hardware and software expenses of $0.6 million.

Interest Income, Interest Expense, Other Income (Expense), Net and Provision for Income Taxes

	Years Ended December 31,
	2015	2014	Change
(in thousands)
Interest income	$575	$141	$434
Interest expense	(2,732)	(157)	(2,575)
Other income (expense), net	(1,741)	(1,880)	139
Provision for income taxes	1,166	478	688

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

Income Tax Expense. Income tax expense was $1.2 million in 2015 and $0.5 million in 2014. Our income tax expense during these periods is associated primarily with foreign income taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets. The change in income tax expense was due to changes in foreign income taxes on profits realized by our foreign subsidiaries.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowing under our credit facility, which we have subsequently repaid, and the issuance of convertible senior notes due 2021 in June 2016. At December 31, 2016, we had cash, cash equivalents and short-term investments of $276.4 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

In June 2016, we paid the outstanding principal and repayment fees under our credit facility with Capital Royalty Partners and certain of its affiliates and terminated the credit facility.  As of December 31, 2016, we do not have a credit facility in place.

We expect to incur substantial expenditures in the foreseeable future in connection with the expansion of our U.S. commercial infrastructure and sales force in connection with commercializing Senza in the United States. In addition, we intend to continue to make investments in the development of Senza and HF10 therapy for the treatment of other chronic pain conditions, including ongoing R&D programs and conducting clinical trials. Further, we expect to expand significant cash resources pursuing and defending our ongoing lawsuits with Boston Scientific.

In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

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
•

the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including, in particular, the costs of enforcing our patent rights in the action we filed against Boston Scientific and in defending against Boston Scientific’s action against us;

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

Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We face significant competition in the United States and internationally, which we believe will intensify as we continue to commercialize in the United States.  For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories (through its recent acquisition of St. Jude Medical), each have approved neuromodulation systems in at least the United States, Europe and Australia and have been established for several years. In addition to these major competitors, we may also face competition from other emerging competitors and smaller companies with active neuromodulation system development programs that may emerge in the future.

If we are unable to raise, or have access, to sufficient funds when needed, we may be required to delay, reduce, or terminate some or all of our commercial development plans.

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years Ended December 31,
	2016	2015	2014
(in thousands)
Net cash provided by (used in)
Operating activities	$(58,503)	$(100,430)	$(31,148)
Investing activities	(131,687)	39,658	(108,055)
Financing activities	145,164	122,827	152,081
Effect of exchange rate on cash flows	(604)	(306)	—
Net increase (decrease) in cash and cash equivalents	$(45,630)	$61,749	$12,878

Cash Used in Operating Activities. Net cash used in operating activities was $58.5 million, $100.4 million and $31.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, primarily due to the net losses during the periods of $31.8 million, $67.4 million and $30.7 million, respectively. The cash used in operating activities for the year ended December 31, 2016 was affected by a net increase of $6.6 million in accounts payable and accrued liabilities, as well as non-cash stock based compensation expense of $15.8 million, a write down of inventories of $4.1 million and non-cash interest expense of $3.7 million.  These changes are offset by increases in our accounts receivable of $32.2 million and inventory balances of $27.0 million. The cash used in operating activities for the year ended December 31, 2015 was affected by changes in operating assets and liabilities, including an increase of $25.0 million in accounts payable and accrued liabilities, non-cash stock based compensation expense of $7.3 million and a write down of inventories of $2.8 million, offset by increases in our inventory balances of $49.4 million, accounts receivable of $16.2 million and prepaid expenses and other assets of $2.6 million. The cash used in operating activities for the year ended December 31, 2014 was affected by changes in operating assets and liabilities, including an increase of $3.0 million in accounts payable and accrued liabilities and non-cash stock based compensation expense of $2.0 million, offset by an increase in our prepaid expenses and other current assets of $1.3 million, and an increase in our inventory balances by $5.5 million.

Cash Used in Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments, and purchases of property equipment. For the year ended December 31, 2016, we had net purchases of investments of $128.4 million and purchases in property and equipment of $3.4 million.  For the year ended December 31, 2015, we had net proceeds from maturity of investments of $45.3 million, offset by purchases in property and equipment of $5.0 million.  For the year ended December 31, 2014 we had net investment purchases of $107.4 million.

Cash Provided by Financing Activities. Cash provided by financing activities was $145.2 million for the year ended December 31, 2016.  The majority of this cash was provided by the issuance of $172.5 million in aggregate principal amount of the 2021 Notes.  Additionally, we received proceeds of $10.3 million from the issuance of common stock to employees. The cash received from these activities was partially offset by a net expense of $12.0 million incurred in connection with the purchase of convertible note hedge and warrant transactions, which included the $45.1 million purchase of convertible note hedges and proceeds of $33.1 million related to the sale of warrants. The increase in cash provided by financing activities was partially offset by $6.2 million of issuance costs incurred in connection with the 2021 Notes and $19.5 million used in relation to the repayment of the credit facility. Cash provided by financing activities was $122.8 million for the year ended December 31, 2015, primarily due to the cash received from the issuance of common stock in our underwritten public offering in June 2015 totaling $118.4 million and cash received from the issuance of common stock to employees of $4.4 million. Cash provided by financing activities for the year ended December 31, 2014 was $152.1 million, primarily from the $131.6 million in net proceeds received in the IPO, as well as borrowing under our note payable of $19.5 million, which consisted of borrowings of $20.0 million, and closing fees of $0.5 million.

Contractual Obligations and Commitments

We have lease obligations consisting of operating leases for our principal offices, which expire as set forth below, and for our warehouse space that expire in 2017, as well as for office space in Switzerland that expire in 2017.

In March 2015, we entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning in June 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually in the final year of the lease term. In December 2016, we entered into an amendment for an additional approximately 50,000 square feet of office space adjacent to the premises under the original lease, or the Expansion Premises, with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commences on the earlier of the following dates, or the Commencement Date: (i) the date we commence business operations in the Expansion Premises or (ii) the date upon which the landlord for the Expansion Premises substantially completes certain improvements to, and permitting for, the Expansion Premises. The amendment also extends the lease term for the original premises to terminate on the same date as the amended lease, which is the last day of the calendar month following the date that is 84 months after the Commencement Date.  Under the amendment, if we are unable to move into the Expansion Premises before the Scheduled Delivery Date, as defined in the amendment, we may terminate the lease for the Expansion Premises.  See Note 5, Commitments and Contingencies, of Notes to Consolidated Financial Statements for additional information.

In March 2015, we extended our warehouse lease through February 2017 under which we are obligated to pay approximately $0.3 million in lease payments over the remaining term of the lease.

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of December 31, 2016, we had minimum annual purchase commitments $25.0 million due in 2017 and $5.5 million due in each of 2018, 2019, 2020 and 2021.

Our contractual obligations related to the 2021 Notes are payments of $3.0 million due each year from 2017 through 2020 and $174.0 million due in 2021. These amounts represent principal and interest cash payments over the term of the 2021 Notes.

Excluding the terms under the amendment for the Expansion Premises, which is subject to certain cancellation clauses, the following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payment date by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(in thousands)
Notes payable, including contractual interest	$186,085	$3,019	$6,038	$177,028	$—
Lease obligations	12,518	2,167	4,435	4,705	1,211
Purchase obligations	47,175	25,013	11,081	11,081	—
Total	$245,778	$30,199	$21,554	$192,814	$1,211

Off-Balance Sheet Arrangements

Through December 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 5, Commitments and Contingencies, of Notes to the Consolidated Financial Statements within Part II, Item 8 of this Annual Report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2016, we had cash and cash equivalents of $41.4 million, consisting of cash and money market funds, and short-term investments of $235.0 million, consisting of commercial paper and corporate notes. We maintained investments in money market funds that were not federally insured during the year ended December 31, 2016 and held cash in foreign banks of approximately $3.3 million and $5.2 million at December 31, 2016 and 2015 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction losses of $0.9 million, $1.6 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the year ended December 31, 2016 would have affected the Company’s net loss by approximately 8%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

See Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for further information on foreign currency translation.

Market Risk and Market Interest Risk

In June 2016, we issued $172.5 million aggregate principal amount of 1.75% convertible senior notes due 2021.  The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature.  The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value.  The interest and market value changes affect the fiar value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.  Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

See Note 6, Long-term Debt, of Notes to Consolidated Financial Statements for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of Nevro Corp. and the Report of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nevro Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Nevro Corp. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 23, 2017

Nevro Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$41,406	$87,036
Short-term investments	234,951	106,634
Accounts receivable, net of allowance for doubtful accounts of $1,008 and $122 at December 31, 2016 and 2015, respectively	52,818	22,522
Inventories	85,221	62,430
Prepaid expenses and other current assets	5,895	4,009
Total current assets	420,291	282,631
Property and equipment, net	7,132	5,794
Other assets	2,354	1,852
Restricted cash	806	906
Total assets	$430,583	$291,183
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,162	$21,887
Accrued liabilities	26,028	14,381
Other current liabilities	8	121
Total current liabilities	42,198	36,389
Long-term debt	138,140	19,740
Other long-term liabilities	1,211	462
Total liabilities	181,549	56,591
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2016 and 2015, respectively; zero shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at December 31, 2016 and 2015, respectively; 28,886,862 and 28,143,573 shares issued and outstanding at December 31, 2016 and 2015, respectively	29	28
Additional paid-in capital	470,869	424,147
Accumulated other comprehensive loss	(678)	(175)
Accumulated deficit	(221,186)	(189,408)
Total stockholders’ equity	249,034	234,592
Total liabilities and stockholders’ equity	$430,583	$291,183

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue	$228,504	$69,606	$32,573
Cost of revenue	75,433	28,120	11,278
Gross profit	153,071	41,486	21,295
Operating expenses
Research and development	33,729	21,382	19,824
Sales, general and administrative	142,423	82,471	29,777
Total operating expenses	176,152	103,853	49,601
Loss from operations	(23,081)	(62,367)	(28,306)
Interest income	1,685	575	141
Interest expense	(6,394)	(2,732)	(157)
Other income (expense), net	(1,097)	(1,741)	(1,880)
Loss on extinguishment of debt	(1,268)	—	—
Loss before income taxes	(30,155)	(66,265)	(30,202)
Provision for income taxes	1,623	1,166	478
Net loss	(31,778)	(67,431)	(30,680)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(147)
Net loss attributable to common stockholders	(31,778)	(67,431)	(30,827)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(163)	(178)	(147)
Changes in unrealized losses on short-term investments, net	(340)	(74)	196
Net change in other comprehensive loss	(503)	(252)	49
Comprehensive Loss	$(32,281)	$(67,683)	$(30,778)
Net loss per share, basic and diluted	$(1.12)	$(2.54)	$(6.94)
Weighted average number of common shares used to compute basic and diluted net loss per share	28,485,003	26,581,890	4,440,663

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A Convertible		Series B and C Redeemable Convertible				Additional		Accumulated	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances at December 31, 2013	5,437,826	$47,217	9,770,222	$106,018	1,120,416	$1	$5,331	$(91,150)	$28	$(85,790)
Accretion of redeemable convertible preferred stock issuance costs	—	—	—	147	—	—	—	(147)	—	(147)
Conversion of preferred stock to common stock	(5,437,826)	(47,217)	(9,770,222)	(106,165)	15,208,048	15	153,367	—	—	153,382
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	8,050,000	8	131,609	—	—	131,617
Issuance of common stock in connection with license agreement	—	—	—	—	20,833	—	523	—	—	523
Exercise of common stock options	—	—	—	—	466,194	1	963	—	—	964
Vesting of early exercised stock options	—	—	—	—	—	—	154	—	—	154
Stock based compensation	—	—	—	—	—	—	1,998	—	—	1,998
Net loss	—	—	—	—	—	—	—	(30,680)	—	(30,680)
Other comprehensive income	—	—	—	—	—	—	—	—	49	49
Balances at December 31, 2014	—	—	—	—	24,865,491	25	293,945	(121,977)	77	172,070
Issuance of common stock upon underwritten public offering, net of issuance costs	—	—	—	—	2,470,587	3	118,436	—	—	118,439
Exercise of common stock options	—	—	—	—	774,337	—	2,958	—	—	2,958
Issuance of common stock under employee stock purchase plan	—	—	—	—	33,158	—	1,430	—	—	1,430
Vesting of early exercised stock options	—	—	—	—	—	—	53	—	—	53
Stock based compensation	—	—	—	—	—	—	7,325	—	—	7,325
Net loss	—	—	—	—	—	—	—	(67,431)	—	(67,431)
Other comprehensive loss	—	—	—	—	—	—	—	—	(252)	(252)
Balances at December 31, 2015	—	—	—	—	28,143,573	28	424,147	(189,408)	(175)	234,592
Conversion feature of convertible senior notes due 2021, net of allocated costs	—	—	—	—	—	—	31,767	—	—	31,767
Purchase of bond hedges	—	—	—	—	—	—	(45,092)	—	—	(45,092)
Sales of warrants	—	—	—	—	—	—	33,120	—	—	33,120
Exercise of common stock options	—	—	—	—	669,337	1	6,807	—	—	6,808
Issuance of common stock upon release of restricted stock units	—	—	—	—	1,384	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	72,568	—	3,499	—	—	3,499
Vesting of early exercised stock options	—	—	—	—	—	—	47	—	—	47
Stock based compensation	—	—	—	—	—	—	15,760	—	—	15,760
Tax benefit from stock option deductions	—	—	—	—	—	—	814	—	—	814
Net loss	—	—	—	—	—	—	—	(31,778)	—	(31,778)
Other comprehensive loss	—	—	—	—	—	—	—	—	(503)	(503)
Balances at December 31, 2016	—	—	—	—	28,886,862	$29	$470,869	$(221,186)	$(678)	$249,034

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(31,778)	$(67,431)	$(30,680)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,717	614	96
Stock-based compensation expense	15,760	7,325	1,998
Accretion of discount on short-term investments	(231)	(458)	82
Non-cash research and development expense	—	—	523
Non-cash loss on extinguishment of debt	1,156	—	—
Payment of original issue discount	(1,500)	—	—
Provision for doubtful accounts	909	90	(172)
Write-down of inventory	4,056	2,767	754
Loss on disposal of equipment	287	—	—
Non-cash interest expense	3,681	231	11
Unrealized gains (losses) on foreign currency transactions	1,854	(682)	—
Changes in operating assets and liabilities
Accounts receivable	(32,181)	(16,233)	167
Inventories	(27,031)	(49,407)	(5,487)
Prepaid expenses and other current assets	(1,997)	(1,197)	(1,337)
Other assets	(505)	(1,432)	(204)
Accounts payable	(5,586)	17,051	1,283
Accrued liabilities	12,136	7,987	1,763
Other long-term liabilities	750	345	55
Net cash used in operating activities	(58,503)	(100,430)	(31,148)
Cash flows from investing activities
Purchases of short-term investments	(372,309)	(190,000)	(159,265)
Proceeds from maturity of short-term investments	243,890	235,272	51,835
Changes in restricted cash	100	(606)	—
Purchases of property and equipment	(3,368)	(5,008)	(625)
Net cash provided by (used in) investing activities	(131,687)	39,658	(108,055)
Cash flows from financing activities
Proceeds from issuance of notes payable	—	—	19,500
Proceeds from issuance of common stock in public offering, net	—	118,439	131,617
Proceeds from issuance of convertible notes	172,500	—	—
Convertible notes initial issuance discount and debt issuance costs	(6,171)	—	—
Proceeds from issuance of warrants	33,120	—	—
Purchase of convertible note hedges	(45,092)	—	—
Repayment of debt	(19,500)	—	—
Proceeds from issuance of common stock to employees	10,307	4,388	964
Net cash provided by financing activities	145,164	122,827	152,081
Effect of exchange rate changes on cash and cash equivalents	(604)	(306)	—
Net increase (decrease) in cash and cash equivalents	(45,630)	61,749	12,878
Cash and cash equivalents
Cash and cash equivalents at beginning of period	87,036	25,287	12,409
Cash and cash equivalents at end of period	$41,406	$87,036	$25,287
Supplemental disclosures of cash flow information
Cash paid for income taxes	$492	$670	$243
Cash paid for interest	$2,469	$2,332	$—
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$725	$752	$—
Vesting of early-exercised stock options	$47	$53	$154

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2016, the Company incurred a net loss of $31.8 million and used $58.5 million of cash in operations. At December 31, 2016, the Company had an accumulated deficit of $221.2 million and does not expect to experience positive cash flows in the immediate future. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, and its June 2015 underwritten public offering, as well as its June 2016 underwritten public offering of convertible senior notes due in 2021. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses, if necessary, to meet its obligations as they become due. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

Public Offerings

In November 2014, the Company completed its initial public offering (IPO) of shares of its common stock and as a result, the following transactions were recorded in the Company’s consolidated financial statements during the fourth quarter of 2014:

•

the sale of 8,050,000 shares of common stock, including 1,050,000 from the exercise by the underwriters of their overallotment option, at an offering price of $18.00 per share, for net proceeds of $131.6 million, after deducting the underwriters’ discounts, commissions and offering costs paid by us; and

•

immediately prior to the completion of the IPO, all the outstanding shares of the Company’s redeemable convertible preferred stock and convertible preferred stock were converted into 15,208,048 shares of common stock.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). The consolidated financial statements include the Company’s accounts and those of its four wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Segments

The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied only by information about revenue by geographic region. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level, other than revenue. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates.

The Company historically derived most of its revenue from sales to customers in Australia and Europe.  In May 2015, the U.S. Food and Drug Administration (FDA) approved the Company’s premarket approval (PMA) application to market Senza in the United States and the Company launched sales in the United States in 2015. Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area for countries with revenue accounting for 10% of more of the total revenue during the periods presented:

	Years Ended December 31,
	2016	2015	2014
United States	76%	35%	—%
Australia	*	20%	35%
United Kingdom	*	12%	18%
Germany	*	13%	17%

*	Represents less than 10%

Long-lived assets and operating income outside the U.S. are not material; therefore disclosures have been limited to revenue.

Foreign Currency Translation

The Company’s consolidated financial statements are prepared in U.S. dollars (USD). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the monthly average exchange rates during the period when the transaction occurs. The resulting foreign currency translation adjustments from this process are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Unrealized foreign exchange gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the reporting entity are recorded in other income (expense), net. The Company recorded net unrealized foreign currency transaction losses of $1.6 million during the year ended December 31, 2016, gains of $0.6 million during the year ended December 31, 2015 and losses of $1.1 million during the year ended December 31, 2014. Additionally, realized gains and losses resulting from transactions denominated in currencies other than the local currency are recorded in other income (expense), net. The Company recorded realized foreign currency transaction gains of $0.7 million during the year ended December 31, 2016, and losses of $2.2 million and $0.6 million during the years ended December 31, 2015 and 2014, respectively.

As the Company’s international operations grow, the effect of fluctuations in currency rates will become greater, and the Company will continue to reassess its approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of the Company’s international expansion. To date, the Company has not entered into any foreign currency hedging contracts. Based on its current international structure, the Company does not plan on engaging in hedging activities in the near future.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the consolidated financial statements include items such as allowances for doubtful accounts; warranty obligations; stock-based compensation; depreciation and amortization lives; inventory valuation; valuation of investments and deferred tax assets, including valuation allowances. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by the management. Actual results may differ from those estimates under different assumptions or conditions.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the years ended December 31, 2016 and 2015, and held cash in foreign banks of approximately $3.3 million and $5.2 million at December 31, 2016 and 2015, respectively, that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

There were no customers that accounted for 10% or more of the Company’s revenue for each of the years ended December 31, 2016, 2015 and 2014.  There were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of December 31, 2016 and 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $35.5 million and $36.6 million as of December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the Company’s cash equivalents were held in institutions in the United State and include commercial paper deposits in a money market fund which were unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of December 31, 2016 and 2015 includes a letter of credit of $0.6 million representing collateral for the Company’s Redwood City, CA building lease pursuant to an agreement dated March 5, 2015.  Restricted cash additionally includes certificates of deposit of $0.2 million as of December 31, 2016 and $0.3 million as of December 31, 2015, collateralizing payment of charges related to the Company’s credit cards.

Investment Securities

The Company classifies its investment securities as available-for-sale. The Company classifies these investment securities as short-term or long-term based on the nature of the investment, its maturity date and its availability for use in current operations. Those investments with original maturities greater than three months at the date of purchase and remaining maturities of less than 12 months are considered short-term investments. Those investments with remaining maturities greater than 12 months are also classified as short-term investments as management considers them to be available for current operations if needed. The Company’s investment securities are recorded at fair value based on the fair value hierarchy.  Money market funds and treasury bonds are classified within Level 1 of the fair value hierarchy and the commercial paper and corporate notes are classified within Level 2 of the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss).

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or market value, and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, for the years ended December 31, 2016, 2015 and 2014, the Company recognized total write downs of $4.1 million, $2.8 million and $0.8 million for its inventories. The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

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

Allowance for Doubtful Accounts

The Company makes estimates of the collectability of accounts receivable. In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Warranty Obligations

The Company has a limited one- to five-year warranty to most customers and warrants that its products will operate substantially in conformity with product specifications. The Company records an estimate for the provision for warranty claims in cost of revenue when the related revenues are recognized.  This estimate is based on historical and anticipated rates of warranty claims, the cost per claim and the number of units sold.  The Company regularly assesses the adequacy of its recorded warranty obligations and adjusts the amounts as necessary.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives, recorded through December 31, 2016.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss in 2016 and 2015.

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

The fair value of stock options is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period), on a straight-line basis, with the exception of performance based stock options whose fair value is recorded as expenses when performance metrics are achieved. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for restricted stock units at their fair value, based on the closing market price of the Company’s common stock on the grant date. The fair value is amortized on a straight-line basis over the requisite service period of the awards, with the exception of performance based awards whose fair value is recorded as expenses when performance metrics are achieved.

The Company estimates the fair value of the rights to purchase shares by employees under the Employee Stock Purchase Plan using the Black-Scholes option pricing formula. The Employee Stock Purchase Plan provides for consecutive six-month offering periods and the Company uses its own historical volatility data in the valuation.

Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustments as the underlying equity instruments vest. The fair value of options granted to consultants is expensed when vested. The non-employee stock-based compensation expense was not material for all periods presented.

Estimating the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. For all stock options granted to date, we included the volatility data based on a study of publicly traded industry peer companies. For purposes of identifying these peer companies, we considered the industry, stage of development, size and financial leverage of potential comparable companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, restricted stock units and common stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss in all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which permits companies to measure inventory at the lower of cost and realizable value. ASU 2015-11 applies to all business entities and is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Although the Company is currently evaluating the impact of this guidance, it does not believe that the guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017. In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the aspects of Topic 606 that relates to identifying performance obligations and licensing implementation guidance.  In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts and Customers, related to further clarifications issued in ASU 2014-09.  The effective dates of ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as that of ASU 2014-09.  The guidance is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  The Company is currently evaluating the full impact of this guidance on its consolidated financial statements, including the selection of a transition method.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires an entity to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018.  Although the Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures, the Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public entities for annual periods beginning after December 15, 2016.  Although the Company is currently evaluating the full impact of this guidance, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force. The update requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company has not determined the potential effects of the guidance on its consolidated financial statements.

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

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

•	Level 1 — Observable inputs, such as quoted prices in active markets for identical assets or liabilities.
•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Balance as of December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$35,510	$—	$—	$35,510
Commercial paper (iii)	—	160,582	—	160,582
Corporate notes (iii)	—	74,369	—	74,369
Total assets	$35,510	$234,951	$—	$270,461

Balance as of December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$36,559	$—	$—	$36,559
Commercial paper (ii)	—	129,206	—	129,206
Treasury bonds (iii)	10,617	—	—	10,617
Total assets	$47,176	$129,206	$—	$176,382

(i)	Included in cash and cash equivalents on the consolidated balance sheets.
(ii)	Included in either cash and cash equivalents or short-term investments on the consolidated balance sheets.
(iii)	Included in short-term investments on the consolidated balance sheets.

Convertible Senior Notes

As of December 31, 2016, the fair value of the 1.75% convertible senior notes due 2021 was $183.8 million.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

4. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$160,729	$6	$(153)	$160,582
Corporate notes	74,430	3	(64)	74,369
Total securities	$235,159	$9	$(217)	$234,951

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper (i)	$129,075	$131	$—	$129,206
Treasury bonds	10,616	1	—	10,617
Total securities	$139,691	$132	$—	$139,823

(i)	Includes $33.2 million of commercial paper that is classified as cash and cash equivalents on the consolidated balance sheet.

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

The amortized costs and estimated fair values of the Company’s available-for-sale securities by contractual maturities as of December 31, 2016 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$233,163	$232,955
Amounts after one year through five years	1,996	1,996
Total investment securities	$235,159	$234,951

Inventories, Net (in thousands)

	December 31,
	2016	2015
Raw materials	$44,862	$37,096
Finished goods	40,359	25,334
Total inventories	$85,221	$62,430

Property and Equipment, Net (in thousands)

	December 31,
	2016	2015
Laboratory equipment	$1,567	$921
Computer equipment and software	2,388	1,836
Furniture and fixtures	2,051	1,752
Leasehold improvements	1,214	1,188
Construction in process	2,274	799
Total	9,494	6,496
Less: Accumulated depreciation and amortization	(2,362)	(702)
Property and equipment, net	$7,132	$5,794

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $1.7 million, $0.6 million and $96,000, respectively.

Accrued Liabilities (in thousands)

	December 31,
	2016	2015
Accrued payroll and related expenses	$17,732	$9,857
Accrued professional fees	1,067	583
Accrued taxes	2,110	2,044
Accrued clinical and research expenses	1,545	405
Accrued interest	243	—
Accrued warranty	645	394
Accrued other	2,686	1,098
Total accrued liabilities	$26,028	$14,381

5. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning in June 2015 through May 2022 with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually during the final year of the lease term. In December 2016, the Company entered into an amendment for an additional approximately 50,000 square feet of office space adjacent to the premises under the original lease (the Expansion Premises), with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commences on the earlier of (i) the date the Company commences business operations in the Expansion Premises, or (ii) the date upon which the Landlord substantially completes certain improvements to, and permitting for, the Expansion Premises (the Commencement Date). The amendment also extends the lease term for the original premises to terminate on the same date as the amended lease.  Under the amendment, if the Company is unable to move into the Expansion Premises before the Scheduled Delivery Date, as defined in the amendment, the Company may terminate the lease for the Expansion Premises.

The Company entered into a non-cancellable operating lease effective May 1, 2010 for facilities in Menlo Park, CA as amended in 2012 to extend the period of the lease until May 31, 2015. In March 2015, the Company extended the lease through September 30, 2015, at which time the lease terminated. In August 2014, the Company entered into a new facility lease for warehouse space beginning on August 21, 2014 through May 31, 2015, under which it is obligated to pay approximately $100,000 in lease payments over the term of the lease. In March 2015, the Company extended the warehouse lease through February 2017 under which it is obligated to pay approximately $0.3 million in lease payments over the remaining term of the lease.

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $1.9 million and $0.7 million, respectively.

Excluding the terms under the amendment for the Expansion Premises, which is subject to certain cancellation clauses, future minimum lease payments under operating leases as of December 31, 2016 are as follows (in thousands):

Operating Lease
Year ending December 31,
2017	$2,167
2018	2,185
2019	2,250
2020	2,318
2021	2,387
Thereafter	1,211
Total	$12,518

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and has a limited one- to five-year warranty to most customers.  The Company established a warranty liability in June 2015.  Prior to that time, replacements made under warranty were minimal and were recorded at the time that the claims were incurred.  Activities related to warranty obligations were as follows (in thousands):

	December 31,
	2016	2015
Beginning Balance	$394	$—
Provision for warranty	902	451
Utilization	(651)	(57)
Ending Balance	$645	$394

Supply Agreements

The Company has entered into supply agreements with certain of the Company’s suppliers that required certain minimum annual purchase agreements.  As of December 31, 2016, the Company had minimum annual purchase commitments $25.0 million due in 2017 and $5.5 million due in each of 2018, 2019, 2020 and 2021.

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

Royalties paid during the years ended December 31, 2016, 2015 and 2014 were $1.9 million, $0.6 million and $0.3 million, respectively.

In November 2014, the Company issued Mayo 20,833 shares of common stock owed in connection with the IPO pursuant to the terms of the license, and recorded noncash research and development expense of $0.5 million for the fair value of the shares on the date of issuance.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2016 and 2015.

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

Legal Matters

On November 28, 2016, the Company filed a lawsuit for patent infringement against Boston Scientific Corporation and Boston Scientific Neuromodulation Corporation (collectively, Boston Scientific). The lawsuit, filed in the United States District Court for the Northern District of California, asserts that Boston Scientific is infringing the Company’s patents covering inventions relating to the Senza system and HF10 therapy. The lawsuit seeks preliminary and permanent injunctive relief against further infringement as well as damages and attorney’s fees.

On December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging the Company’s manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering SCS technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the United States District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. As of December 31, 2016, the Company did not record a liability accrual, as an outcome or potential range of loss cannot be reasonably determined.

The Company is and may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of its business, including several pending European patent oppositions at the European Patent Office (EPO) initiated by the Company’s competitors Medtronic and Boston Scientific, which the Company does not deem to be material to its business and consolidated financial statements at this stage.

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

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  During the three months ended December 31, 2016, the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended March 31, 2017 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of December 31, 2016, the if-converted value of the 2021 Notes did not exceed the principal value of those notes.

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

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

December 31,
2016
Principal	$172,500
Unamortized discount	(29,783)
Unamortized issuance cost	(4,577)
Net carrying amount	$138,140

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

December 31,
2016
Debt discount related to value of conversion option	$32,945
Debt issuance cost	(1,179)
Net carrying amount	$31,766

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

Year Ended
December 31, 2016
Contractual interest expense	$1,652
Amortization of debt discount	3,162
Amortization of debt issuance costs	416
Total interest expense related to the 2021 Notes	$5,230

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

Capital Royalty Term Loan

On October 24, 2014, the Company entered into a credit facility (the “credit facility”) with Capital Royalty Partners and certain of its affiliates (the “lenders”) under which, subject to certain conditions, the Company could enter into three term loan agreements totaling $50.0 million with the lenders on or before September 30, 2015. In June 2016, the Company paid the outstanding principal and repayment fees totaling $21.0 million to the lenders, and the credit facility terminated and is now no longer in effect.  The difference between the total payment to the lenders and the net carrying amount of the obligation recorded on the balance sheet was recorded as a loss on extinguishment of debt.

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

The Company recorded the Series B and C redeemable convertible preferred stock at fair value on the dates of issuance. The Company classified the Series B and C redeemable convertible preferred stock outside of stockholders’ deficit because the shares contain liquidation features that are not solely within the Company’s control. The Series B and C redeemable convertible preferred shares were originally issued with a contingent redemption feature, which allowed the holders to redeem their shares five years following the issuance date of the Series B and C redeemable preferred shares. Accordingly, the Company accreted the Series B and C redeemable convertible preferred stock for change in redemption value with a charge to accumulated deficit at the end of each reporting period. The Company has accreted $0.1 million during the year ended December 31, 2014.

8. Stock-Based Compensation

Common stock reserved for future issuance as of December 31, 2016 was as follows:

December 31,
2016
Outstanding stock options and restricted stock units	3,166,782
Reserved for grants of future stock options and restricted stock units	2,202,239
Reserved for employee stock purchase plan	621,029
Total common stock reserved for future issuance	5,990,050

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

Under the 2014 Plan, the Company may grant awards such as incentive stock options, nonstatutory stock options, restricted stock units and stock appreciation rights. Incentive stock options (ISO) may be granted only to

Company employees (including directors who are also employees). Nonqualified stock options (NSO) may be granted to Company employees, directors and consultants

Stock Options

Options under the 2014 Plan may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair market value of the shares on the date of grant as determined by the Board, provided, however, that the exercise price of an ISO or an NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair market value of the shares on the date of grant. Upon the exercise of options, the Company issues new common stock from its authorized shares. The vesting provisions of individual options vary but are generally over four years, with the exception of performance based stock options.

Pursuant to the 2014 Plan, the Company granted performance based stock options to the Company’s CEO in March 2016. This performance based stock option award is subject to the CEO’s continued service to the Company through each applicable vesting date. If a performance metric is not met within the time limits specified in the award agreements, the shares subject to vesting under the vesting tranche for that performance metric will be cancelled.

A summary of shares available for grant under the Stock Plans was as follows:

Shares Available
for Grant
Balance at December 31, 2013	581,585
Additional shares reserved	1,854,166
Options granted	(753,102)
Options cancelled	12,767
Balance at December 31, 2014	1,695,416
Additional shares reserved	994,619
Options and restricted stock granted	(975,688)
Options and restricted stock cancelled	142,362
Balance at December 31, 2015	1,856,709
Additional shares reserved	1,125,742
Options and restricted stock granted	(856,043)
Options and restricted stock cancelled	75,831
Balance at December 31, 2016	2,202,239

A summary of stock option activity under the Stock Plans was as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2013	2,731,962	$2.88	8.0	$1,655
Options granted	753,102	$13.50
Options exercised	(498,565)	$2.26		$2,488
Options cancelled	(12,767)	$3.60
Outstanding at December 31, 2014	2,973,732	$5.77	7.9	$97,832
Options granted	970,238	$50.16
Options exercised	(751,610)	$3.87		$36,603
Options cancelled	(142,072)	$19.08
Outstanding at December 31, 2015	3,050,288	$19.74	7.8	$145,721
Options granted	498,564	$66.74
Options exercised	(667,494)	$10.19		$46,529
Options cancelled	(60,131)	$40.89
Outstanding at December 31, 2016	2,821,227	$29.85	7.4	$123,425
Options exercisable as of December 31, 2016	1,506,297	$14.69	6.4	$87,358
Options vested, exercisable or expected to vest as of December 31, 2016	2,739,732	$29.11	7.3	$121,743

The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. The weighted-average grant-date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $32.11, $25.06 and $11.33 per share, respectively. The total fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was approximately $10.7 million, $5.2 million and $1.2 million, respectively, based on the grant date fair value.

The options outstanding and vested under the Stock Plans by exercise price, at December 31, 2016, were as follows:

	Options Outstanding			Options Vested
		Weighted Average
		Remaining
	Number	Contractual Term	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.96 — $1.92	141,176	2.87	$1.48	141,176	$1.48
$3.60 — $3.60	1,030,002	6.01	$3.60	890,023	$3.60
$10.08 — $38.79	572,674	7.87	$25.89	247,046	$25.34
$41.83 — $54.50	573,030	8.67	$51.44	150,184	$49.67
$57.89 — $97.52	504,345	9.27	$71.37	77,868	$64.20
$0.96 — $97.52	2,821,227	7.35	$29.85	1,506,297	$14.69

Restricted Stock Units

In 2015, the Company began granting restricted stock units (RSUs) under the 2014 Plan.  Holders of RSUs do not have stockholder rights.  Upon the release of RSUs, the Company issues new common stock from its authorized shares. RSUs generally vest four years from the date of grant.

Pursuant to the 2014 Plan, the Company granted performance based RSUs to the CEO in March 2016. The performance based RSUs are subject to the CEO’s continued service to the Company through each applicable vesting date. If a performance metric is not met within the time limits specified in the RSU agreement, the shares subject to vesting under the vesting tranche for that performance metric will be canceled.

A summary of RSUs activity under the Stock Plans was as follows:

	Number of	Weighted Average	Aggregate
	Restricted	Grant Date	Intrinsic Value
	Stock Units	Fair Value	(in thousands)
Outstanding at December 31, 2014	—	$—	$—
Restricted stock granted	5,450	$56.47
Restricted stock cancelled	(290)	$63.23
Outstanding at December 31, 2015	5,160	$56.09	$348
Restricted stock granted	357,479	$70.31
Restricted stock released	(1,384)	$56.65	$115
Restricted stock cancelled	(15,700)	$65.15
Outstanding at December 31, 2016	345,555	$70.39	$25,108
Restricted stock expected to vest as of December 31, 2016	314,061		$22,820

The aggregate intrinsic value of RSUs released is calculated using the fair market value of the Company’s common stock at the date of release. The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding.

2014 Employee Stock Purchase Plan

In October 2014, the Board adopted the 2014 Employee Stock Purchase Plan (the ESPP). A total of 196,666 shares of common stock were initially available for future issuance under the 2014 Employee Stock Purchase Plan, subject to an annual increase on January 1 of each year. The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations.  Under the ESPP, the purchase price of the Company stock is equal to 85% of the lower of its fair market value at the start and end of a six-month purchase period.

A summary of ESPP activity was as follows:

	December 31,
	2016	2015	2014
Additional shares reserved	281,435	248,654	—
Shares issued	72,568	33,158	—
Shares available for future issuance	621,029	412,162	196,666
Employee contributions for shares issued (in thousands)	$3,499	$1,430	$—

Early Exercises

Stock options previously granted under the 2007 Plan allowed the Board of Directors to grant awards to provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 1,836 at December 31, 2016, 14,863 at December 31, 2015 and 29,613 at December 31, 2014, were subject to a repurchase right held by the Company at the original issue price in the event the optionees’ employment was terminated either voluntarily or involuntarily. For exercises of employee options, this right lapses according to the vesting schedule designated on the associated option grant. The repurchase terms are considered to be a forfeiture provision. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be issued or outstanding for accounting purposes until those shares vest, though they are legally issued and outstanding. In addition, cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability on the consolidated balance sheets. As of December 31, 2016 and 2015 cash received related to unvested shares totaled $7,000 and $54,000, respectively. Amounts recorded are transferred into common stock and additional paid-in-capital as the shares vest.

Other

In March 2011, the Company issued 416,983 common shares under a restricted stock agreement to one of the officers of the Company at a purchase price of $1.44 per share. Under the terms of the agreement, the holder was entitled to purchase the shares in exchange for a promissory note. All the shares were purchased in March 2011 in exchange for a promissory note aggregating to $0.6 million. The restricted stock agreement granted the Company repurchase rights which lapsed upon attainment of full vesting by the stockholder. The restricted common shares vested 33% one year from the vesting start date and monthly thereafter over the next two years. The note bore interest at 0.54% per annum compounded annually. The principal amount of the note along with accrued interest was discharged on a quarterly basis in arrears on a pro rata basis over a period of three years conditioned upon the holder continuing to provide services to the Company. The Company accounted for the grant of the restricted common stock as stock-based compensation based on the fair value of the shares on the original grant date, and recognized expense over the three-year vesting period. The Company recorded stock-based compensation expenses of $48,000 for the year ended December 31, 2014. At December 31, 2014, there were no shares of common stock subject to repurchase by the Company.

Employee Stock-Based Compensation

The Company estimated the fair value of stock options granted to employees and shares purchased by employees under the ESPP using the Black-Scholes option valuation model. The fair value is amortized on a straight-line basis over the requisite service period of the awards, with the exception of performance based stock options whose fair value is recorded as expenses when performance metrics are achieved. The following assumptions were used in estimating the fair value:

	Years Ended December 31,
	2016	2015	2014
Stock Options:
Expected term (in years)	5.3 — 6.1	5.3 — 6.1	5.3 — 6.1
Expected volatility	47% — 49%	46% — 59%	57% — 63%
Risk-free interest rate	1.3% — 1.9%	1.4% — 1.8%	1.7% — 2.0%
Dividend Yield	0%	0%	0%
ESPP:
Expected term (in years)	0.5	0.5	—
Expected volatility	46% — 53%	42% — 64%	—
Risk-free interest rate	0.4% — 0.6%	0.1% — 0.3%	—
Dividend Yield	0%	0%	—

Expected Term. The expected term of stock-based awards represents the weighted-average period that the stock-based awards are expected to remain outstanding. The Company has opted to use the “simplified method” for estimating the expected term of the awards, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the awards.  Starting in late 2016, the Company started to utilize its own historical data for the calculation of expected term.

Expected Volatility. The Company determined the share price volatility for stock-based awards based on an analysis of the historical volatilities of a peer group of publicly traded medical device companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. Starting in late 2016, the Company has started to incorporate its own stock trading volatility with those of its peer group for the calculation of volatility.

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

The Company accounts for RSUs at their fair value, based on the closing market price of the Company’s common stock on the grant date. The fair value is amortized on a straight-line basis over the requisite service period of the awards, with the exception of performance based awards whose fair value is recorded as an expense when performance metrics are achieved.

A summary of pre-tax stock-based compensation expense by line items in the consolidated statements of operations was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenue	$1,094	$621	$147
Research and development	3,182	1,401	661
Sales, general and administrative	11,484	5,303	1,190
Total stock-based compensation expense	$15,760	$7,325	$1,998

The effect of recording pre-tax stock-based compensation expense recognized were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Stock options	$10,832	$6,679	$1,998
Restricted stock units	3,548	9	—
Employee stock purchase plan	1,380	637	—
Total stock-based compensation expense	$15,760	$7,325	$1,998

As of December 31, 2016, total stock-based compensation expense not yet recognized, net of estimated forfeitures, were as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization Period
	(in thousands)	(in years)
Stock options	$25,602	2.5
Restricted stock units	18,253	3.3
Employee stock purchase plan	757	0.4

9. Income Taxes

The components of the Company’s income (loss) before income taxes were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Domestic	$(34,258)	$(68,919)	$(31,807)
Foreign	4,103	2,654	1,605
Total income (loss) before income taxes	$(30,155)	$(66,265)	$(30,202)

The components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	181	34	2
Foreign	1,442	1,132	476
Total current	1,623	1,166	478

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—

Total income tax expense	$1,623	$1,166	$478

Income tax expense differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended December 31,
	2016	2015	2014
Tax at statutory federal rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(0.4)%	0.0%	0.0%
Other	(3.7)%	(3.5)%	(5.3)%
Foreign rate differential	(0.2)%	(0.5)%	0.2%
Tax credits	3.2%	1.6%	2.0%
Change in valuation allowance	(38.4)%	(33.4)%	(32.5)%
Total	(5.5)%	(1.8)%	(1.6)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets are as follows:

	December 31,
	2016	2015
	(in thousands)
Net operating loss carryforwards	$60,610	$56,340
Tax credits	7,655	5,236
Depreciation	26	13
Stock-based compensation	5,207	1,857
Accruals and reserves	7,559	3,617
Other	4,671	313
Deferred tax assets	85,728	67,376

Other	—	(345)
Deferred tax liabilities	—	(345)

Valuation allowance	(85,728)	(67,031)

Net deferred tax assets	$—	$—

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of these assets.

 Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $18.7 million, $23.4 million and $9.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of approximately $224.7 million and $77.3 million, respectively. These federal and state NOLs include excess tax benefit related to stock-based compensation in the amount of $54.8 million and $23.7 million, respectively. The excess tax benefit reflected in the Company’s net operating loss carryforwards will be accounted for as a credit to stockholders’ equity, if and when realized, under current accounting. In determining if and when excess tax benefits have been realized, the Company has elected to utilize the with-and-without approach with respect to such excess tax benefits.  The federal NOLs begin expiring in 2026, and the state NOLs begin expiring in 2017.

As of December 31, 2016, the Company had research and development credit carryforwards of approximately $5.8 million and $5.1 million for federal and California state income tax purposes, respectively. The federal credit carryforward begins expiring in 2026, and the state credits carry forward indefinitely.

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

The earnings of the Company's foreign subsidiaries are not considered indefinitely reinvested. As a result, the Company has provided for residual U.S. tax on its foreign subsidiary unremitted earnings net of a foreign tax credit deferred tax asset as of December 31, 2016. The net amount of deferred tax liability is considered insignificant.   The timing of the potential remittance of these earning is uncertain at December 31, 2016.

The Company had unrecognized tax benefits (UTBs) of approximately $3.4 million as of December 31, 2016. All of the deferred tax assets associated with these UTBs are fully offset by a valuation allowance. The following table summarizes the activity related to UTBs (in thousands):

Balance at December 31, 2013	$1,065
Increases related to current year tax provisions	220
Increases related to prior year tax provisions	677
Balance at December 31, 2014	1,962
Increases related to current year tax provisions	813
Increases related to prior year tax provisions	1,069
Balance at December 31, 2015	3,844
Increases related to current year tax provisions	1,059
Decreases related to prior year tax provisions	(1,519)
Balance at December 31, 2016	$3,384

All of these UTBs, if recognized, would affect the effective tax rate before consideration of the valuation allowance.

In accordance with ASC 740, Income Taxes, the Company is classifying interest and penalties as a component of tax expense. There were no interest or penalties accrued at December 31, 2016, December 31, 2015, and December 31, 2014.

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

10. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Years Ended December 31,
	2016	2015	2014
Net loss	$(31,778)	$(67,431)	$(30,680)
Accretion of convertible preferred stock to redemption value	—	—	(147)
Net loss attributable to common stockholders, basic and diluted	$(31,778)	$(67,431)	$(30,827)
Weighted average shares outstanding	28,492,091	26,603,512	4,486,569
Less: weighted average shares subject to repurchase	(7,088)	(21,622)	(45,906)
Weighted average shares used to compute basic and diluted net loss per share	28,485,003	26,581,890	4,440,663
Net loss per share attributable to common stockholders, basic and diluted	$(1.12)	$(2.54)	$(6.94)

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period, determined using the treasury-stock method and the as-if converted method, for convertible securities, if inclusion of these is dilutive. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding:

	December 31,
	2016	2015	2014
Unreleased restricted stock	345,555	5,160	—
Options to purchase common stock	2,821,227	3,050,288	2,973,732
Total	3,166,782	3,055,448	2,973,732

Additionally, since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $96.37 per share for the 2021 Notes, which has not occurred as of December 31, 2016.

11. Employee Benefit Plan.

In 2007, the Company adopted a 401(K) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.  In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  For the year ended December 31, 2016, the Company recorded expense of $1.3 million for matching contributions.

12. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
	(in thousands, except per share data)
Total revenue	$70,531	$60,922	$55,400	$41,651
Gross profit	$48,839	$41,687	$36,558	$25,987
Loss from operations	$(6,269)	$(1,872)	$(5,923)	$(9,017)
Net loss	$(9,825)	$(3,886)	$(8,779)	$(9,288)
Net loss attributable to common stockholders, basic and diluted	$(9,825)	$(3,886)	$(8,779)	$(9,288)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.14)	$(0.31)	$(0.33)
Shares used in computing net loss per common share, basic and diluted	28,817,333	28,542,760	28,381,253	28,194,457

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
	(in thousands, except per share data)
Total revenue	$33,124	$15,402	$11,418	$9,662
Gross profit	$20,353	$9,434	$5,910	$5,789
Loss from operations	$(13,144)	$(17,709)	$(19,175)	$(12,339)
Net loss	$(14,191)	$(19,454)	$(19,726)	$(14,060)
Net loss attributable to common stockholders, basic and diluted	$(14,191)	$(19,454)	$(19,726)	$(14,060)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.70)	$(0.77)	$(0.57)
Shares used in computing net loss per common share, basic and diluted	28,003,957	27,861,523	25,564,249	24,849,229

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed our internal control over financial reporting as of December 31, 2016, the end the period covered by this Annual Report. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Significant Employee and Non-Employee Directors of the Registrant

The following table sets forth information regarding our executive officers, significant employees and directors, as of February 1, 2017:

Name	Age	Position(s)
Executive Officers
Rami Elghandour	38	President and Chief Executive Officer
Andrew H. Galligan	60	Chief Financial Officer
Doug Alleavitch	56	Vice President, Quality and Operations
Christopher Christoforou	47	Vice President, Research and Development
Michael Enxing	50	Vice President of Sales
Patrick Schmitz	57	Vice President, Operations

Significant Employees
David Caraway, M.D., Ph.D.	60	Chief Medical Officer
Richard B. Carter	46	Vice President of Finance, Corporate Controller
Bradford E. Gliner	51	Vice President, Clinical & Regulatory Affairs
Michael W. Hall	68	General Counsel
Neeraj Teotia	42	Vice President, Marketing

Non-Employee Directors
Michael DeMane	60	Chairman of the Board
Ali Behbahani, M.D.(2)(3)	40	Director
Lisa D. Earnhardt(1)(3)	47	Director
Frank Fischer(3)	75	Director
Wilfred E. Jaeger, M.D.(1)(2)	61	Director
Shawn T McCormick(1)	52	Director
Brad Vale, Ph.D., D.V.M.(2)	64	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Rami Elghandour joined us in October 2012, has served as our Chief Business Officer and currently serves as our President and Chief Executive Officer. From September 2008 to October 2012, Mr. Elghandour managed investments for Johnson & Johnson Development Corporation, or JJDC, where he led several investments and served on the board of directors of a number of private companies, including our board of directors. Additionally, he led strategic initiatives in the development and management of JJDC’s portfolio. From 2001 to 2006, Mr. Elghandour worked for Advanced Neuromodulation Systems, Inc. (acquired by St. Jude Medical), a medical device company, where he led firmware design and development on several implantable neurostimulators. Mr. Elghandour received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. in Electrical and Computer Engineering from Rutgers University School of Engineering.

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

Doug Alleavitch has served as our Vice President, Quality since April 2015.  From October 2009 to April 2015, Mr. Alleavitch served as Vice President, Operations and Quality Assurance at AEGEA Medical, Inc., a medical device company, where he oversaw manufacturing and quality assurance procedures. From August 2007 to September 2009, Mr. Alleavitch served first as Senior Director, Manufacturing and later as Vice President, Operations at AngioScore, Inc., a medical device company, where he oversaw AngioScore’s production, supply chain management and manufacturing engineering. From February 2002 to July 2007, Mr. Alleavitch served first as Director, Quality Assurance and later as Director, Operations at Boston Scientific, a medical device company. Mr. Alleavitch received a BS in Chemical Engineering from Cornell University, an M.S. in Industrial Engineering, and an M.B.A. from the University of Illinois, and an M.S. in Chemical Engineering from the Illinois Institute of Technology.

Christofer Christoforou has served as our Vice President, Research and Development since July 2016. From December 2014 to July 2016, Mr. Christoforou served as Vice President, Quality Engineering at Thoratec Corporation, a medical device company where he oversaw the operational, design and supplier quality engineering functions. From October 1999 to December 2014, Mr. Christoforou served in several leadership positions of increasing levels of responsibility at Thoratec Corporation. From August 1993 to February 1999, Mr. Christoforou served as a Manager of Engineering and various Engineering positions for United States Surgical Corporation, a producer of tools for use in surgery. Mr. Christoforou received a B.S. in Biomedical Engineering from Boston University and a MS in Biomedical Engineering from The Johns Hopkins University in Maryland.

Michael Enxing has served as our Vice President of Sales since December 2012. From 2009 to December 2012, Mr. Enxing served as Vice President of Vertos Medical Inc., a medical device company. From 1990 to 2009, Mr. Enxing held various executive positions at Cardiovascular Systems, Inc. (f/k/a Cardio Vascular Solutions (CSI)), a medical device company, Advanced Neuromodulation Systems, Inc. (acquired by St. Jude Medical), a medical device company, Stryker Corporation, a medical technology company, and Tecnol Medical Products, Inc. (acquired by Kimberly Clark), a medical device company. Mr. Enxing is a graduate of Iowa State University with a B.S. in Communications and focus in business administration.

Patrick Schmitz has served as our Vice President, Operations since March 2016. From 2005 to October 2015, Mr. Schmitz served as Vice President, Operations at Thoratec Corporation, a medical device company, where he oversaw all domestic and international operations. From 2003 to 2005, Mr. Schmitz served as Vice President, North American Operations at GN ReSound, a medical device company. Mr. Schmitz also held several leadership positions in increasing levels of responsibility at St. Jude from 1993 to 2003. Mr. Schmitz holds a B.S. in Industrial Technology from the University of Wisconsin – Stout.

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

Neeraj Teotia has served as our Vice President of Marketing since May 2016, having held roles of increasing responsibility in marketing since joining Nevro as Director, Marketing in April 2014. From July 2012 to April 2014 Mr. Teotia served as a Director, New Business Development in the Global Surgery Group at Johnson & Johnson where he was responsible for assessing various licensing and acquisition opportunities. Prior to his role in New Business Development, Mr. Teotia worked in various marketing, licensing & acquisitions and research & development roles within the medical device group at Johnson & Johnson. Mr. Teotia received a MBA from the Kellogg School of Management at Northwestern University and holds a B.S. in Electrical Engineering from the University of Illinois at Urbana-Champaign.

Non-Employee Directors

Michael DeMane joined us in March 2011, has served as our Chief Executive Officer and as Executive Chairman.  Effective January 1, 2017, Mr. DeMane transitioned to non-executive Chairman of the Board. Mr. DeMane has served on the board of directors of several private companies since 2009, as well as on the board of directors of eReserach Technology, Inc., a public company specializing in contract research clinical services, from July 2008 to April 2012. From March 2009 to June 2010, Mr. DeMane served as a Senior Advisor to Thomas, McNerney & Partners, a healthcare venture firm. Mr. DeMane served as the Chief Operating Officer of Medtronic, Inc. from August 2007 to April 2008. Prior to his COO role, Mr. DeMane served at Medtronic Inc. as Senior Vice President from May 2007 to August 2007, Senior Vice President and President: Europe, Canada, Latin America and Emerging Markets from August 2005 to May 2007, Senior Vice President and President: Spinal, ENT and Navigation from February 2002 to August 2005, and President, Spinal from January 2000 to February 2002. Prior to that, he was President at Interbody Technologies, a division of Medtronic Sofamor Danek, Inc., from June 1998 to December 1999. From April 1996 to June 1998, Mr. DeMane served at Smith & Nephew Pty. Ltd. as Managing Director, Australia and New Zealand, after a series of research and development and general management positions with Smith & Nephew Inc. Mr. DeMane earned a B.S. in Chemistry from St. Lawrence University and an M.S. in Bioengineering from Clemson University. We believe that Mr. DeMane is qualified to serve on our board of directors due to his investment experience, strategic leadership track record, service on other boards of directors of companies in the healthcare industry and his service as our chief executive officer.

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

The remaining information required by this Item 10 is hereby incorporated by reference from the information under the captions “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2017 Annual Meeting of Stockholders (or the Proxy Statement).

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

(a)The following documents are filed as part of this Annual Report:

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2017:

NEVRO CORP.

By:	/s/ Rami Elghandour
Rami Elghandour President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Rami Elghandour and Andrew H. Galligan his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAMI ELGHANDOUR	Chief Executive Officer	February 23, 2017
Rami Elghandour	(Principal Executive Officer)

/s/ ANDREW H. GALLIGAN	Chief Financial Officer	February 23, 2017
Andrew H. Galligan	(Principal Financial and Accounting Officer)

/s/ MICHAEL DEMANE	Chairman of the Board	February 23, 2017
Michael DeMane

/s/ ALI BEHBAHANI	Director	February 23, 2017
Ali Behbahani, M.D.

/s/ LISA EARNHARDT	Director	February 23, 2017
Lisa Earnhardt

/s/ FRANK FISCHER	Director	February 23, 2017
Frank Fischer

/s/ WILFRED E. JAEGER	Director	February 23, 2017
Wilfred E. Jaeger, M.D.

/s/ SHAWN T MCCORMICK	Director	February 23, 2017
Shawn T McCormick

/s/ BRAD H. VALE	Director	February 23, 2017
Brad H. Vale, Ph.D., D.V.M

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws of Nevro Corp.	8-K	11/12/2014	3.1

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

10.1†	Amended and Restated License Agreement, dated October 2, 2006, by and among the Company and Mayo Foundation for Medical Education and Research, Venturi Group, LLC.	S-1/A	10/15/2014	10.1

10.2(a)†	Stellar Manufacturing Agreement, dated as of July 1, 2009, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(a)

10.2(b)†	First Amendment to Stellar Manufacturing Agreement, dated as of July 1, 2014, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(b)

10.2(c)†	Second Amendment to Stellar Manufacturing Agreement, dated as of January 28, 2016, by and between the Company and Stellar Technologies, Inc.	10-K	2/29/2016	10.2(c)

10.3†	Supply Agreement, dated as of July 23, 2014 by and between the Company and Pro-Tech Design and Manufacturing, Inc.	S-1/A	10/15/2014	10.3

10.4(a)†	Supply Agreement, dated April 1, 2012, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(a)

10.4(b)†	Amendment to Supply Agreement, dated as of March 20, 2013, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(b)

10.5(a)†	Product Supply and Development Agreement, dated as of April 15, 2009, by and between the Company and EaglePicher Medical Power LLC.	S-1/A	10/15/2014	10.5

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.5(b)†	First Amendment to the Product Supply and Development Agreement, dated as of March 4, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	3/18/2015	10.5(b)

10.5(c)†	Second Amendment to the Product Supply and Development Agreement, dated as of October 23, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	2/29/2016	10.5(c)

10.6(a)	Amended and Restated Registration Rights Agreement, dated February 8, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(a)

10.6(b)	Amendment to Amended and Restated Registration Rights Agreement, dated March 5, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(b)

10.6(c)	Second Amendment to Amended and Restated Registration Rights Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.6(c)

10.7(a)	Multi-Tenant Space Lease, dated as of March 15, 2010, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(a)

10.7(b)	First Amendment to Lease, dated as of October 18, 2012, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(b)

10.7(c)	Second Amendment to Lease, dated as of February 18, 2015, by and between Deerfield Campbell LLC and the Company.	10-K	3/18/2015	10.7(c)

10.8(a)#	Nevro Corp. 2007 Stock Incentive Plan, as amended as of March 5, 2013.	S-1	10/03/2014	10.8(a)

10.8(b)#	Form of Incentive Stock Option Agreement (ISO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(b)

10.8(c)#	Form of Non-Incentive Stock Option Agreement (NSO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(c)

10.8(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(d)

10.9(a)#	Nevro Corp. 2014 Equity Incentive Award Plan.	S-8	11/12/2014	99.2(a)

10.9(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(b)

10.9(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(c)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.9(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(d)

10.10#	Nevro Corp. 2014 Employee Stock Purchase Plan.	S-8	11/12/2014	99.3

10.11#	Form of Indemnification Agreement for directors and officers.	S-1/A	10/10/2014	10.11

10.12(a)#	Offer Letter, dated as of March 8, 2011, by and between Michael DeMane and the Company.	S-1/A	10/10/2014	10.12(a)

10.12(b)#	Form of Employment Agreement by and between Michael DeMane and the Company.	S-1/A	10/10/2014	10.12(b)

10.12(c)#	Amendment to Employment Agreement, effective as of June 1, 2016, by and between Michael DeMane and the Company.	10-Q	5/6/2016	10.2

10.13#	Offer Letter, dated as of October 9, 2012, by and between Rami Elghandour and the Company.	S-1	10/03/2014	10.13

10.13(b)#	Employment Agreement, effective as of June 1, 2016, by and between Rami Elghandour and the Company.	10-Q	5/6/2016	10.3

10.14#	Offer Letter, dated as of May 12, 2010, by and between Andrew H. Galligan and the Company.	S-1	10/03/2014	10.14

10.15#	Offer Letter, dated as of November 1, 2012, by and between Michael Enxing and the Company.	S-1/A	10/10/2014	10.15

10.16#	General Release and Separation and Transition Agreement, effective as of August 3, 2016, by and between Andre Walker and the Company.	10-Q	8/8/2016	10.13

10.18(a)	Amended and Restated Stockholders’ Agreement, dated February 8, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(a)

10.18(b)	Amendment to Amended and Restated Stockholders’ Agreement, dated March 5, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(b)

10.18(c)	Second Amendment to Amended and Restated Stockholders’ Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.18(c)

10.19#	Nevro Corp. Non-Employee Director Compensation Program.	S-1/A	10/10/2014	10.19

10.20(a)#	Form of Amended and Restated Change in Control Severance Agreement for certain executive officers.	10-Q	5/9/2016	10.4

10.20(b)#	Amended and Restated Change in Control Severance Agreement, dated as of May 5, 2016, by and between Andrew Galligan and the Company.	10-Q	8/8/2016	10.14

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.20(c)#	Amended and Restated Change in Control Severance Agreement, dated as of May 5, 2016, by and between Doug Alleavitch and the Company.	10-Q	8/8/2016	10.15

10.20(d)#	Amended and Restated Change in Control Severance Agreement, dated as of May 5, 2016, by and between Andre Walker and the Company.	10-Q	8/8/2016	10.16

10.20(e)#	Amended and Restated Change in Control Severance Agreement, dated as of May 5, 2016, by and between Michael Enxing and the Company.	10-Q	11/7/2016	10.2

10.21(a)	Term Loan Agreement, dated October 24, 2014, by and between the Company and Capital Royalty Partners II L.P.	S-1/A	10/27/2014	10.21

10.21(b)	First Amendment to Term Loan Agreement, dated as of March 9, 2015, by and between the Company and Capital Royalty Partners II L.P.	10-K	3/18/2015	10.21(b)

10.21(c)	Second Amendment to Term Loan Agreement, dated as of June 29, 2015, by and between the Company and Capital Royalty Partners II L.P.	10-Q	8/6/2015	10.2

10.22(a)†	Supply Agreement, dated March 13, 2015, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K/A	5/29/2015	10.22

10.22(b)*	Supply Agreement, effective as of November 11, 2016, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.				X

10.23(a)	Lease Agreement, dated as of March 5, 2015, by and between the Company and Westport Office Park, LLC.	10-K	3/18/2015	10.23

10.23(b)	First Amendment to Lease, effective as of December 9, 2016, by and between the Company and Westport Office Park, LLC				X

10.24#	Offer Letter, dated as of March 30, 2015, by and between the Company and Doug Alleavitch	8-K	4/9/2015	10.1

10.25†*	Manufacturing and Supply Agreement, dated as of December 18, 2015, by and between the Company and Vention Medical Design and Development, Inc.	10-K	2/29/2016	10.25

10.26	Letter Agreement, dated June 7, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.1

10.27	Letter Agreement, dated June 7, 2016, between Bank of America, N.A. and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.28	Letter Agreement, dated June 7, 2016, between Goldman, Sachs & Co. and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.3

10.29	Letter Agreement, dated June 7, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.4

10.30	Letter Agreement, dated June 7, 2016, between Bank of America, N.A. and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.5

10.31	Letter Agreement, dated June 7, 2016, between Goldman, Sachs & Co. and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.6

10.32	Letter Agreement, dated June 8, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.7

10.33	Letter Agreement, dated June 8, 2016, between Bank of America, N.A. and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.8

10.34	Letter Agreement, dated June 8, 2016, between Goldman, Sachs & Co. and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.9

10.35	Letter Agreement, dated June 8, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.10

10.36	Letter Agreement, dated June 8, 2016, between Bank of America, N.A. and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.11

10.37	Letter Agreement, dated June 8, 2016, between Goldman, Sachs & Co. and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.12

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance.				X

101.SCH	XBRL Taxonomy Extension Schema.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.
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