Form 10-Q
period 2017-03-31
NEVRO CORP
filed 2017-05-08
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017 there were 29,295,508 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$19,196	$41,406
Short-term investments	244,952	234,951
Accounts receivable, net of allowance for doubtful accounts of $1,277 and $1,008 at March 31, 2017 and December 31, 2016, respectively	50,824	52,818
Inventories	84,735	85,221
Prepaid expenses and other current assets	7,652	5,895
Total current assets	407,359	420,291
Property and equipment, net	7,390	7,132
Other assets	2,310	2,354
Restricted cash	806	806
Total assets	$417,865	$430,583
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,095	$16,162
Accrued liabilities	22,106	26,028
Other current liabilities	3	8
Total current liabilities	34,204	42,198
Long-term debt	139,820	138,140
Other long-term liabilities	1,307	1,211
Total liabilities	175,331	181,549
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; zero shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at March 31, 2017 and December 31, 2016; 29,264,423 and 28,886,862 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	29	29
Additional paid-in capital	479,055	470,869
Accumulated other comprehensive loss	(857)	(678)
Accumulated deficit	(235,693)	(221,186)
Total stockholders’ equity	242,534	249,034
Total liabilities and stockholders’ equity	$417,865	$430,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$68,439	$41,651
Cost of revenue	22,071	15,664
Gross profit	46,368	25,987
Operating expenses
Research and development	8,699	6,361
Sales, general and administrative	50,720	28,643
Total operating expenses	59,419	35,004
Loss from operations	(13,051)	(9,017)
Interest income	709	215
Interest expense	(2,435)	(642)
Other income (expense), net	531	490
Loss before income taxes	(14,246)	(8,954)
Provision for income taxes	261	334
Net loss	(14,507)	(9,288)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(222)	(279)
Changes in unrealized gains on short-term investments, net	44	54
Net change in other comprehensive loss	(178)	(225)
Comprehensive loss	$(14,685)	$(9,513)
Net loss per share, basic and diluted	$(0.50)	$(0.33)
Weighted average number of common shares used to compute basic and diluted net loss per share	29,159,509	28,194,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(14,507)	$(9,288)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	485	380
Stock-based compensation expense	6,071	3,055
Accretion of discount on short-term investments	(44)	(80)
Provision for doubtful accounts	268	66
Write-down of inventory	2,071	947
Non-cash interest expense	1,680	60
Unrealized losses on foreign currency transactions	(851)	224
Changes in operating assets and liabilities
Accounts receivable	2,053	(6,583)
Inventories	(686)	(6,613)
Prepaid expenses and other current assets	(1,742)	(2,059)
Other assets	46	50
Accounts payable	(4,476)	(9,792)
Accrued liabilities	(4,231)	(688)
Other long-term liabilities	96	56
Net cash used in operating activities	(13,767)	(30,265)
Cash flows from investing activities
Purchases of short-term investments	(73,115)	(46,270)
Proceeds from maturity of short-term investments	63,202	38,600
Purchases of property and equipment	(711)	(940)
Net cash used in investing activities	(10,624)	(8,610)
Cash flows from financing activities
Proceeds from issuance of common stock to employees	2,109	633
Net cash provided by financing activities	2,109	633
Effect of exchange rate changes on cash and cash equivalents	72	(36)
Net decrease in cash and cash equivalents	(22,210)	(38,278)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	41,406	87,036
Cash and cash equivalents at end of period	$19,196	$48,758
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$758	$261
Vesting of early-exercised stock options	$4	$13

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2016, the Company incurred a net loss of $31.8 million and used $58.5 million of cash in operations. For the three months ended March 31, 2017, the Company incurred a net loss of $14.5 million and used $13.8 million of cash in operations. At March 31, 2017 and December 31, 2016, the Company had an accumulated deficit of $235.7 million and $221.2 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due 2021.  The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 23, 2017. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2017, and the results of its operations and cash flows for the three months ended March 31, 2017 and 2016. All such adjustments are of a normal and recurring nature. The interim financial data as of March 31, 2017 is not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any future period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016 included in the Annual Report.

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

Historically, the Company derived most of its revenue from sales to customers in Australia and Europe.  In May 2015, the U.S. Food and Drug Administration (FDA) approved the Company’s premarket approval (PMA) application to market Senza in the United States and the Company launched sales in the United States in 2015.  Revenue by geography is based on the billing address of the customer. The only country with revenue accounting for more than 10% of the total revenue for the three months ended March 31, 2017 and 2016 was the United States, at 78% and 71%, respectively.

Long-lived assets and operating income located outside the United States are not material; therefore, disclosures have been limited to revenue.

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

	Three Months Ended
	March 31,
	2017	2016
Net unrealized foreign currency gain (loss)	$850	$(53)
Net realized foreign currency gain (loss)	(261)	615

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended March 31, 2017 and December 31, 2016.  The Company also held cash in foreign banks of approximately $3.7 million at March 31, 2017 and $3.3 million at December 31, 2016 that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

During the three months ended March 31, 2017 and 2016, no single customer accounted for 10% or more of the Company’s revenue. As of March 31, 2017 and December 31, 2016, no single customer accounted for 10% or more of the accounts receivable balance.

The Company is subject to risks common to medical device companies, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, manufacturing quality and scaling, continued reimbursement from third-party payors, uncertainty of market acceptance of products and the need to obtain additional financing. The Company is dependent on third-party manufacturers and suppliers, which, in some cases, are sole- or single-source suppliers.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $9.8 million and $35.5 million as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of March 31, 2017 and December 31, 2016 consists of a letter of credit of $0.6 million representing collateral for the Company’s Redwood City, California building lease pursuant to an agreement dated March 5, 2015 and certificates of deposit of $0.2 million collateralizing payment of charges related to the Company’s credit cards.

Investment Securities

The Company classifies its investment securities as available-for-sale. Those investments with original maturities greater than three months at the date of purchase and remaining maturities of less than 12 months are considered short-term investments. Those investments with remaining maturities greater than 12 months at the date of purchase are also classified as short-term investments as management considers them to be available for current operations if needed. The Company’s investment securities classified as available-for-sale are recorded at fair value. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated comprehensive income (loss).

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

Inventories

Inventories are stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates the first-in, first-out basis. Net realizable value is determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company regularly reviews inventory quantities in consideration of actual loss experiences, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.

The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory that is in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach that has been used to value inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. In addition, the Company determines at times that there may be certain inventory that does not meet its product requirements. As a result of these evaluations, the Company recognized total write downs of $2.1 million and $0.9 million of its inventories for the three months ended March 31, 2017 and 2016, respectively. The Company’s estimation of the future demand for a particular component of the Senza product may vary and may result in changes in estimates of inventory values in any particular period.

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

Allowance for Doubtful Accounts

The Company makes estimates of the collectability of accounts receivable.  In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance of doubtful accounts.

Warranty Obligations

The Company has a limited one- to five-year warranty to most customers and warrants that its products will operate substantially in conformity with product specifications.  The Company records an estimate for the provision for warranty claims in cost of revenue when the related revenues are recognized.  The estimate is based on historical and anticipated rates of warranty claims, the cost per claim and the number of units sold.  The Company regularly assesses the adequacy of its recorded warranty obligations and adjusts the amounts as necessary.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through March 31, 2017.

Income Taxes

During the three months ended March 31, 2017 and 2016, the Company calculated its interim tax provision to record taxes incurred on a discrete basis due to the variability of taxable income in the jurisdictions in which it operates. The provision for income taxes for the three months ended March 31, 2017 and 2016 is primarily comprised of foreign and state taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016.

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in the stockholders’ equity except those resulting from distributions to stockholders. The Company’s changes in unrealized gains and losses on available-for-sale investment securities and foreign currency translation adjustments represent the components of other comprehensive income (loss) that are excluded from the reported net loss and have been presented in the consolidated statements of operations and comprehensive loss.

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

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting, which the Company adopted on January 1, 2017.  Under ASU 2016-09, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost recognized in each period.  ASU 2016-09 also requires that entities recognize, on a prospective basis, all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. The adoption did not result in a cumulative-effect adjustment to accumulated deficit as of January 1, 2017 using the modified retrospective method. Additionally, under ASU 2016-09, excess tax benefits are classified as an operating activity in the statement of cash flows. The Company has elected the presentation of excess tax benefits in the statement of cash flows using the prospective transition method.

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

The Company accounts for stock-based compensation for restricted stock units at their fair value, based on the closing market price of the Company’s common stock on the grant date. These costs are recognized on a straight-line basis over the requisite service period, which is generally the vesting term of four years.

The Company also issues stock options and restricted stock units with vesting based upon completion of performance goals. The fair value for these performance-based awards is recognized over the period during which the goals are to be achieved.  Stock-based compensation expense recognized at fair value includes the impact of estimated probability that the goals would be achieved, which is assessed prior to the requisite service period for the specific goals.

Upon adoption of ASU 2016-09 as described above, excess tax benefits or deficiencies from share-based award activity are reflected in the consolidated statements of operations as a component of the provision for income taxes, whereas they were previously recognized as additional paid-in capital.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the Company’s restricted stock units and options to purchase shares of common stock are considered to be potentially dilutive securities. Because the Company has reported a net loss in all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017. In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the aspects of Topic 606 that relates to identifying performance obligations and licensing implementation guidance.  In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts and Customers, related to further clarifications issued in ASU 2014-09.  The effective dates of ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as that of ASU 2014-09.  The guidance is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.  The

Company continues to make progress in assessing the potential impacts of this guidance and the transition alternatives on its consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  This update clarifies that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in substance non-financial asset.”  The effective date and transition methods of ASU 2017-05 are aligned with ASU 2014-09 described above. The Company has not determined the potential effects of the guidance on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  This update shortens the premium amortization period for certain purchased callable debt securities held at a premium.  ASU 2017-08 is effective for public entities for annual periods beginning after December 15, 2018.  The Company has not determined the potential effects of the guidance on its consolidated financial statements.

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

Balance as of March 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$9,819	$—	$—	$9,819
Commercial paper (ii)	—	125,747	—	125,747
Corporate notes (ii)	—	119,205	—	119,205
Total assets	$9,819	$244,952	$—	$254,771

Balance as of December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$35,510	$—	$—	$35,510
Commercial paper (ii)	—	160,582	—	$160,582
Corporate notes (ii)	—	74,369	—	$74,369
Total assets	$35,510	$234,951	$—	$270,461

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of March 31, 2017 and December 31, 2016, the fair value of the 1.75% convertible senior notes due 2021 was $209.7 million and $183.8 million, respectively.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 6).

4. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$125,819	$4	$(76)	$125,747
Corporate notes	119,297	5	(97)	119,205
Total securities	$245,116	$9	$(173)	$244,952

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$160,729	$6	$(153)	$160,582
Corporate notes	74,430	3	(64)	74,369
Total securities	$235,159	$9	$(217)	$234,951

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The Company has not recorded any realized gains or losses on its investments during the periods presented.

The contractual maturities of the Company’s investment securities as of March 31, 2017 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$242,477	$242,315
Amounts maturing after one year through five years	2,639	2,637
Total investment securities	$245,116	$244,952

Inventories (in thousands)

	March 31,	December 31,
	2017	2016
Raw materials	$45,594	$44,862
Finished goods	39,141	40,359
Total inventories	$84,735	$85,221

Property and Equipment, Net (in thousands)

	March 31,	December 31,
	2017	2016
Laboratory equipment	$1,753	$1,567
Computer equipment and software	4,056	2,388
Furniture and fixtures	2,114	2,051
Leasehold improvements	1,214	1,214
Construction in process	1,100	2,274
Total	10,237	9,494
Less: Accumulated depreciation and amortization	(2,847)	(2,362)
Property and equipment, net	$7,390	$7,132

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Depreciation and amortization expense	$485	$380

Accrued Liabilities (in thousands)

	March 31,	December 31,
	2017	2016
Accrued payroll and related expenses	$13,075	$17,732
Accrued professional fees	1,968	1,067
Accrued taxes	2,238	2,110
Accrued clinical and research expenses	1,131	1,545
Accrued interest	998	243
Accrued warranty	628	645
Accrued other	2,068	2,686
Total accrued liabilities	$22,106	$26,028

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

In August 2014, the Company entered into a facility lease for warehouse space beginning on August 21, 2014 through May 31, 2015. In March 2015, the Company extended the warehouse lease through February 2017 under which it is obligated to pay approximately $0.3 million in lease payments over the remaining term of the lease.

The Company entered into a separate non-cancellable facility lease for warehouse space beginning on March 1, 2017 through February 28, 2022, under which it is obligated to pay approximately $0.4 million in lease payments over the term of the lease.

The Company recognized rent expense during the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Rent expense	$583	$600

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and has a limited one- to five-year warranty to most customers.  Activities related to warranty obligations were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Beginning balance	$645	$394
Provision for warranty	267	179
Utilization	(284)	(126)
Ending balance	$628	$447

License Agreement

In October 2006, the Company entered into an amended and restated license agreement with the Mayo Foundation for Medical Education and Research (Mayo) and the Venturi Group LLC (VGL), which provides the Company access to certain know-how and licensed patents owned by Mayo and VGL for treatment of central, autonomic and peripheral nervous system disorders, including pain, using devices to modulate nerve signaling. The licenses granted are exclusive and the Company has the right to sub-license. The agreement will terminate upon the expiration of (1) the last to expire of the licensed patents or (2) the Company’s obligations to pay royalties, whichever is later, unless terminated earlier. The agreement can be terminated by the Company, Mayo or VGL upon 60 days’ notice of a party’s material breach if such breach remains uncured after such 60-day period.

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

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Royalty expense	$468	$414

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at March 31, 2017 and December 31, 2016.

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

On December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging the Company’s manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering spinal cord stimulation technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the United States District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. As of March 31, 2017, the Company is unable to determine an outcome or potential range of loss.

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

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the

Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  During the three months ended March 31, 2017, the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended June 30, 2017 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of March 31, 2017, the if-converted value of the 2021 Notes did not exceed the principal value of those notes.

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

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	March 31,	December 31,
	2017	2016
Principal	$172,500	$172,500
Unamortized discount	(28,303)	(29,783)
Unamortized issuance cost	(4,377)	(4,577)
Net carrying amount	$139,820	$138,140

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	March 31,	December 31,
	2017	2016
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

Three Months Ended
March 31, 2017
Contractual interest expense	$755
Amortization of debt discount	1,481
Amortization of debt issuance costs	200
Total interest expense related to the 2021 Notes	$2,436

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

7. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2017	2016
Net loss, basic and diluted	$(14,507)	$(9,288)
Weighted average shares outstanding	29,160,611	28,206,861
Less: weighted average shares subject to repurchase	(1,102)	(12,404)
Weighted average shares used to compute basic and diluted net loss per share	29,159,509	28,194,457
Net loss per share, basic and diluted	$(0.50)	$(0.33)

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

	March 31,
	2017	2016
Unreleased restricted stock	514,060	202,291
Options to purchase common stock	2,584,911	3,170,586
Total	3,098,971	3,372,877

8. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  For the three months ended March 31, 2017, the Company recorded an expense of $1.0 million for matching contributions.

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

No shares of common stock were issued under the ESPP for the three months ended March 31, 2017 and March 31, 2016, respectively. Shares available for future purchase under the ESPP were 909,897 at March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report) and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2017.

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

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain. Our proprietary paresthesia-free HF10 therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy with Senza being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has limited efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $1.6 to $1.8 billion existing global SCS market by treating back pain in addition to leg  pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced consistent significant revenue growth in the United States since commercial launch and, effective January 1, 2016, receive transitional pass-through payment under the Medicare hospital outpatient prospective payment system. In addition, on the basis of our strong clinical evidence, Senza is covered by each of the top 10 national insurance providers. In early 2017, we commenced a controlled commercial launch of our surgical lead, marketed as the Surpass surgical lead, which we believe will provide us access to an additional approximately 30% of the U.S. SCS market that we previously did not address. The tables below sets forth our revenue from U.S. and international sales since the first quarter of 2015 on a quarterly basis and total revenue for each of the past three years.

	Q1 2015	Q2 2015	Q3 2015	Q4 2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017
	(in millions)
Revenue from U.S. sales	N/A	$0.1	$4.5	$19.8	$29.5	$40.6	$47.2	$56.0	$53.1
Revenue from international sales	9.7	11.3	10.9	13.3	12.2	14.8	13.7	14.5	15.3
Total sales revenue	$9.7	$11.4	$15.4	$33.1	$41.7	$55.4	$60.9	$70.5	$68.4

	2014	2015	2016	Three Months Ended March 31, 2017
	(in millions)
Total revenue	$32.6	$69.6	$228.5	$68.4

Since inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of March 31, 2017 was $235.7 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

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

Our initial public offering (IPO) closed in November 2014 at which time we received cash proceeds of approximately $131.6 million, net of underwriting discounts and commissions and offering costs paid by us. In June 2015, we completed an underwritten public offering of our common stock and we received cash proceeds of approximately $118.4 million, net of underwriting discounts and commissions and offering costs paid by us.  In June 2016, we issued $172.5 million aggregate principal amount of 1.75% convertible senior notes due 2021 (the 2021 Notes) in a registered underwritten public offering for total net proceeds, after deducting transaction costs, of approximately $166.2 million.

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

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of Senza and the related implant procedure for patients. The revenue we are able to generate from sales of Senza depends in large part on the availability of reimbursement from such payors. While we currently have a favorable reimbursement decision from federal Medicare, decisions of coverage and reimbursement for

Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policy. These payors may deny reimbursement if they determine that the device or procedure was not used in accordance with the payor’s coverage policy, is subject to individual plan benefit limitations or is investigational and/or experimental.  A significant component of our commercial efforts include working with private payors to ensure positive coverage and reimbursement decisions for Senza. While favorable reimbursement decisions from federal Medicare and certain commercial payors, such as Aetna, Cigna, Humana and Kaiser, have facilitated our increase in revenue to date, certain regional Blue Cross Blue Shield plans have historically denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. We continue to engage in efforts to educate payors on the advantages of HF10 therapy, and as a result of these efforts, the Blue Cross Blue Shield Association has recently updated their policy, stating that high-frequency stimulation “results in a meaningful improvement in net health outcomes.”  Although the largest commercial payors and federal Medicare cover Senza, there can be no assurance that all private health insurance plans will cover the product.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

Inventory Buildup and Supply Chain Management

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, as we continue with our commercial launch of Senza in the United States and continue to add additional suppliers to fortify our supply chain, we are substantially increasing our levels of inventory. As a result, we are incurring significant uses of cash associated with the increases in our inventory, which will include satisfying certain minimum purchase obligations, as demand for Senza in the United States is developing. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the three months ended March 31, 2017 and the year ended December 31, 2016, wherein we recorded a write down of inventory of $2.0 million and $3.7 million, respectively. Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. There have been no significant or material changes in our critical accounting policies during the three months ended March 31, 2017.

Components of Results of Operations

Revenue

Our revenue is generated from sales to two types of customers: hospitals and outpatient medical facilities served through a direct sales force and third-party distributors. Sales to hospitals and medical facilities represent the majority of our revenue. This type of product sales are billed to, and paid by, the hospitals and medical facilities as part of their normal payment processes, with payment received by us in the form of an electronic transfer, check or credit card payment. Product sales to distributors are billed to and paid by the distributors as part of their normal payment processes, with payment received by us in the form of an electronic transfer.

Revenue from sales of Senza fluctuate based on the selling price of the system, as the average sales price of a system varies geographically, and based on the mix of sales by geography. In addition, our revenue may fluctuate based on the ratio of trials to permanent implants. Our revenue from international sales can also be significantly impacted by fluctuations in foreign currency exchange rates, as our sales are denominated in the local currency in the countries in which we sell our products.

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality, as we have historically experienced lower sales in the summer months.  Additionally, around holidays, the impact of the buying patterns and implant volumes of our hospitals and medical facilities, and third-party distributors may vary. In addition, in the second quarter of 2015, we commenced commercial sales of Senza in the United States and recorded revenue of approximately $173.3 million and $24.4 million for the years ended December 31, 2016 and 2015, respectively, for sales in the United States.  We anticipate that our total revenue will increase as we continue our commercialization in the United States.

Cost of Revenue

We utilize contract manufacturers for the production of Senza. Cost of revenue consists primarily of acquisition costs of the components of Senza, allocated manufacturing overhead, royalty payments, scrap and inventory obsolescence, as well as distribution-related expenses, such as logistics and shipping costs, net of costs charged to customers.

We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily by the costs to have our products manufactured for us, the ratio of trials to permanent implants, the period of time between a trial and the related permanent implant and, to a lesser extent, the percentage of products we sell to distributors as compared to those sold directly to hospitals and medical facilities as our gross margin is typically higher on products we sell directly as compared to products we sell through distributors. While costs are primarily incurred in U.S. dollars, international revenue may be impacted by the appreciation or depreciation of the U.S. dollar, which may impact our overall gross margin. We expect our gross margin to be positively affected over time to the extent we are successful in reducing manufacturing costs as our sales volume increases. However, our gross margin may fluctuate from period to period.

Operating Expenses

Our operating expenses consist of R&D expense and sales, general and administrative (SG&A) expense. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, bonus incentives, benefits, stock-based compensation and sales commissions. We expect operating expenses to increase in absolute dollars, as we continue to invest to grow our business.

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

In the last two years, we significantly increased the size of our sales presence internationally and increased marketing spending to generate sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States. We expect SG&A expenses to continue to increase as we build up our sales and marketing personnel to support commercialization of Senza in the United States, continue to increase the size of our sales and marketing organizations and increase our international presence and develop and assist our channel partners.

Our administrative expenses have increased compared to the same period in the prior year. We expect our administrative expenses will continue to increase as we increase our headcount and expand our facility and information technology to support our growing operations. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) as a large accelerated filer, director and officer insurance premiums and investor relations costs associated with being a growing public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

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

Provision for Income Taxes

The provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business as well as states where we have determined we have state nexus. We maintain a full valuation allowance for our deferred tax assets including net operating loss (NOL) carryforwards and R&D credits and other tax credits.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended
	March 31,
	2017	2016	Change
(in thousands)
Revenue	$68,439	$41,651	$26,788
Cost of revenue	22,071	15,664	6,407
Gross profit	$46,368	$25,987	$20,381
Gross margin	68%	62%	6%

Revenue. Revenue increased to $68.4 million in the three months ended March 31, 2017 from $41.7 million in the three months ended March 31, 2016, an increase of $26.8 million, or 64%. The revenue increase was primarily due to a period over period increase of Senza system sales in the United States, $53.1 million in the three months ended March 31, 2017, compared to $29.5 million in the three months ended March 31, 2016, as well as continued adoption of the Senza system in international markets where it has historically been sold.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $22.1 million in the three months ended March 31, 2017 from $15.7 million in the three months ended March 31, 2016, an increase of $6.4 million, or 41%.  This was primarily due to a $5.1 million increase in the costs of manufactured product components as sales volumes increased in the most recent period, as well as an increase of $1.1 million in charges related to inventory related write-downs. Gross profit increased to $46.4 million in the three months ended March 31, 2017 from $26.0 million in the three months ended March 31, 2016, an increase of $20.4 million, or 78%. Gross profit as a percentage of revenue, or gross margin, increased to 68% in the three months ended March 31, 2017, compared to 62% in the three months ended March 31, 2016. The gross margin increase is attributed to an increase in the average selling prices of our products, as well as a decrease in the underlying cost of components sold.

Operating Expenses

	Three Months Ended March 31,
	2017		2016
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$8,699	13%	$6,361	15%	$2,338
Sales, general and administrative	50,720	74%	28,643	69%	22,077
Total operating expenses	$59,419	87%	$35,004	84%	$24,415

Research and Development Expense. R&D expense increased to $8.7 million in the three months ended March 31, 2017 from $6.4 million in the three months ended March 31, 2016, an increase of $2.3 million, or 37%.  The increase in R&D expense reflects an increase in clinical and development expenses of $0.8 million related to our clinical trials evaluating HF10 therapy in other indications and an increase in headcount and related personnel and consulting costs of $1.5 million.

Sales, General and Administrative Expense. SG&A expense increased to $50.7 million in the three months ended March 31, 2017 from $28.6 million in the three months ended March 31, 2016, an increase of $22.1 million, or 77%.  This increase was primarily due to an increase in personnel costs of $14.0 million in relation to an increase in headcount to support our continued U.S. commercial launch, increased travel, training, marketing and associated supply costs of $3.3 million and additional hardware, software, facilities and bad debt expense of $1.1 million.  Additionally, there was an increase in professional expenses of $2.7 million, primarily associated with intellectual property litigation legal fees of $2.4 million incurred in the three months ended March 31, 2017.

Interest Income, Interest Expense and Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

	Three Months Ended March 31,
	2017	2016	Change
(in thousands)
Interest income	$709	$215	$494
Interest expense	(2,435)	(642)	(1,793)
Other income (expense), net	531	490	41
Provision for income taxes	261	334	(73)

Interest Income. Interest income increased to $0.7 million in the three months ended March 31, 2017 from $0.2 million in the three months ended March 31, 2016, primarily as a result of the increase in average investment balances as well as average investment return rates.

Interest Expense. Interest expense increased to $2.4 million in the three months ended March 31, 2017 from $0.6 million in the three months ended March 31, 2016, primarily as a result of the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in June 2016.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances. We recorded a gain of $0.6 million in each of the three months ended March 31, 2017 and 2016.

Provision for Income Taxes. Income tax expense was $0.2 million and $0.3 million in the three months ended March 31, 2017 and 2016, respectively. The income tax expense for the three months ended March 31, 2017 is principally comprised of foreign income tax and state income tax. We continue to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowing under our credit facility, which we have subsequently repaid, and the issuance of convertible senior notes due 2021 in June 2016. At March 31, 2017, we had cash, cash equivalents and short-term investments of $264.1 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

In June 2016, we paid the outstanding principal and repayment fees under our credit facility with Capital Royalty Partners and certain of its affiliates and terminated the credit facility.  As of March 31, 2017, we do not have a credit facility in place.

We expect to incur continued expenditures in the future in connection with the expansion of our U.S. commercial infrastructure and sales force in connection with commercializing Senza in the United States. In addition, we intend to continue to make investments in the development of Senza and HF10 therapy for the treatment of other chronic pain conditions, including ongoing R&D programs and conducting clinical trials. Further, we expect to expend significant cash resources pursuing and defending our ongoing lawsuits with Boston Scientific. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

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

If we are unable to raise, or have access to, sufficient funds when needed, we may be required to delay, reduce, or terminate some or all of our commercial development plans.

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2017	2016
(in thousands)
Net cash provided by (used in)
Operating activities	$(13,767)	$(30,265)
Investing activities	(10,624)	(8,610)
Financing activities	2,109	633
Effect of exchange rate on cash flows	72	(36)
Net increase (decrease) in cash and cash equivalents	$(22,210)	$(38,278)

Cash Used in Operating Activities. Net cash used in operating activities was $13.8 million in the three months ended March 31, 2017, compared to $30.3 million in the three months ended March 31, 2016. In the three months ended March 31, 2017, net cash used in operations was primarily a result of the net losses recorded during the period of $14.5 million, as well as decreases in our accounts payable and accrued liabilities of $8.7 million and increases in prepaids and other current assets of $1.7 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $6.1 million, write-downs of inventory of $2.1 million and non-cash interest expense of $1.7 million, as well as decreases in our gross accounts receivable of $2.1 million. In the three months ended March 31, 2016, net cash used in operations was primarily a result of the net losses recorded during the period of $9.3 million, as well as decreases in our accounts payable and accrued liabilities of $10.5 million. We also had increases in our inventories of $6.6 million as we build inventories and increases in accounts receivable of $6.6 million, both in relation to our continued U.S. commercial launch. These changes were partially offset by the recording of non-cash stock based compensation expense of $3.1 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net purchases of investments of $9.9 million and $7.7 million in the three months ended March 31, 2017 and 2016, respectively. We additionally purchased $0.7 million and $0.9 million of property and equipment in the three months ended March 31, 2017 and 2016, respectively.

Cash Provided by Financing Activities. Cash provided by financing activities was $2.1 million in the three months ended March 31, 2017 due to cash received from the exercise of options to purchase shares of common stock.  Cash provided by financing activities was $0.6 million in the three months ended March 31, 2016 due to cash received from the exercise of options to purchase shares of common stock.

Contractual Obligations and Commitments

We have lease obligations consisting of operating leases for our principal offices, which expire as set forth below, and for our warehouse space that expire in 2022, as well as for office space in Switzerland that expire in 2017.

In March 2015, we entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning in June 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually in the final year of the lease term. In December 2016, we entered into an amendment for an additional approximately 50,000 square feet of office space adjacent to the premises under the original lease (the Expansion Premises) with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commences on the earlier of the following dates (the Commencement Date): (i) the date we commence business operations in the Expansion Premises or (ii) the date upon which the landlord for the Expansion Premises substantially completes certain improvements to, and permitting for, the Expansion Premises. The amendment also extends the lease term for the original premises to terminate on the same date as the amended lease, which is the last day of the calendar month following the date that is 84 months after the Commencement Date.  Under the amendment, if we are unable to move into the Expansion Premises before the Scheduled Delivery Date, as defined in the amendment, we may terminate the lease for the Expansion Premises.  See Note 5, Commitments and Contingencies, to the condensed consolidated financial statements for additional information.

In March 2015, we extended our warehouse lease through February 2017 under which we were obligated to pay approximately $0.3 million in lease payments over the remaining term of the lease.

In February 2017, we entered into a separate non-cancellable facility lease for warehouse space beginning March 1, 2017 through February 28, 2022, under which we are obligated to pay approximately $0.4 million in lease payments over the term of the lease.

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of March 31, 2017, we had minimum annual purchase commitments $15.5 million remaining due in 2017, $5.7 million due in each of 2018 and 2019, $5.6 million due in 2020 and $5.5 million due in 2021.

Our contractual obligations related to the 2021 Notes are payments of $3.0 million due each year from 2017 through 2020 and $174.0 million due in 2021. These amounts represent principal and interest cash payments over the term of the 2021 Notes.

Off-Balance Sheet Arrangements

Through March 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 5 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2017, we had cash and cash equivalents of $19.2 million, consisting of cash and money market funds, and short-term investments of $245.0 million, consisting of commercial paper and corporate notes. We maintained investments in money market funds that were not federally insured in the three months ended March 31, 2017 and additionally held cash in foreign banks of approximately $3.7 million at March 31, 2017 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction gain of $0.6 million in the three months ended March 31, 2017 and gains of $0.6 million in the three months ended March 31, 2016. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the three months ended March 31, 2017 would have affected the Company’s net loss by approximately 7%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

We do not believe that inflation nor changes in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

Market Risk and Market Interest Risk

In June 2016, we issued $172.5 million aggregate principal amount of 1.75% convertible senior notes due 2021.  The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature.  The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.  Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. In May 2015, the FDA approved our PMA to market Senza in the United States and we commenced commercial sales in the United States in mid-2015. We expect to continue to incur losses as we build our U.S. commercial sales force and continue our commercial launch in the United States, as well as continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $14.5 million for the three months ended March 31, 2017 and net losses of $31.8 million and $67.4 million for the years ended December 31, 2016 and 2015, respectively. As of March 31, 2017, our accumulated deficit was $235.7 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. For example, we have recently filed a complaint against Boston Scientific alleging patent infringement, and Boston Scientific Corporation followed by filing a complaint against us alleging patent infringement.  These lawsuits may result in substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We believe that some of our target customers may be unwilling to adopt Senza over more established or lower-cost therapeutic alternatives already available or that may subsequently become available. Further, any decline in the amount payors are willing to reimburse our customers for SCS procedures using Senza could make it difficult for new customers to adopt Senza and could create additional pricing pressure for us, which could adversely affect our ability to invest in and grow our business.

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

Our revenue from international markets has increased from $18.2 million for the year ended December 31, 2012 to $55.2 million for the year ended December 31, 2016 on the basis of our sales of Senza in Europe and Australia; however, we do not expect to continue this rate of revenue growth in these international markets. Due to our current penetration in these markets, we expect our revenue to stay stable in these international markets and not grow at the rate it did historically. Furthermore, given our recent commercialization in the United States, we have not developed an extended history of payment and therefore we may encounter difficulties in collecting receivables related to our U.S. sales.

In addition, the characteristics of these international markets differ significantly from the U.S. market, including as a result of differences in payor systems, competitive dynamics, market size and patient treatment regimens. As a result of the differences in these markets, you should not compare our financial results in the international markets to any potential future results in the U.S. market nor should you rely on our past results as an indication of our future performance.

If we fail to maintain FDA approval to market and sell Senza, or if such approval is impacted in the future, we will be unable to commercially distribute and market Senza in the United States. Further, we may not be able to obtain required regulatory approvals to expand the indications for which we may market and sell Senza.

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

In 2010, we began selling Senza in Europe and, in August 2011, we began selling Senza in Australia. As of March 31, 2017, we sell Senza directly in Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in the Netherlands, Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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

Although we are unable to predict what, if any, changes in tax law will occur, the 2016 U.S. presidential election introduced a great deal of uncertainty regarding current tax and trade policies, tariffs and government regulations, which if altered could have the potential to create a significant adverse effect on trade between the U.S. and other countries. President Trump has outlined plans for tax reform, and a number of proposals for tax and other reform are under evaluation by various legislative and administrative bodies, making it nearly impossible to accurately determine the overall impact of such proposals.  Overall, changes in international trade relations and changes to U.S. tax or other laws (including new or changes in regulations promulgated by the U.S. Internal Revenue Service and the U.S. Department of the Treasury), such as the imposition of or increase in tariffs or other trade barriers, could materially and adversely impact our effective tax rate, increase our costs and reduce the competitiveness of our products.

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
•

switching components or suppliers may require product redesign and possibly submission to FDA, European Economic Area (EEA) Notified Bodies or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;

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

In the United States, in order for physicians to use Senza, the hospital facilities where these physicians treat patients typically require us to enter into purchasing contracts. The process of securing a satisfactory contract can be lengthy and time-consuming and require extensive negotiations and management time. In the European Union (EU), from time to time, certain institutions require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, and we may not be successful in the bidding process. If we do not receive access to hospital facilities via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may stagnate or decrease and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.

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

We are currently conducting clinical trials for Senza to explore the potential for HF10 therapy to treat other chronic pain indications, including chronic upper limb and neck pain, painful neuropathies and non-surgical refractory back pain. We will likely need to conduct additional clinical studies in the future to support regulatory approval for the use of Senza to treat some of these new indications. Clinical testing can take many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. For example, two of our competitors, Boston Scientific and Medtronic, have filed oppositions in the EU with respect to certain of our patents. Defending our position in proceedings such as these will require management’s time and attention, as well as financial costs. Given the competitive environment in which we operate, we expect additional challenges to our intellectual property portfolio as we continue commercialization of Senza in the United States. An unfavorable outcome in these or any other such proceedings could cause us to lose valuable intellectual property rights and/or be unable to enforce our intellectual property rights, which could invite increased competition thereby materially harming our business.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and may affect patent litigation. The changes also switched the United States patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy- Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

A portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros, British Pounds and Australian Dollars. In the first half of 2015, and all of 2014 and 2013, nearly all of our total revenue was denominated in foreign currencies. As a result, changes in the exchange rates between such foreign currencies and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock and the value of the 2021 Notes could be adversely affected.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry.  Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law.  These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances.  For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation.  In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents.  Moreover, on February 24, 2017, an Executive Order was issued requiring each agency to designate a regulatory reform officer and create a regulatory reform task force to evaluate existing regulations and make recommendations regarding their repeal, replacement, or modification. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation and the In-Vitro Diagnostic Medical Devices Regulation, which repeal and replace the Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States.

The Medical Devices Regulation and In-Vitro Diagnostic Devices Regulation, among other things, are intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and in vitro diagnostic devices and ensure a high level of safety and health while supporting innovation. However, the Medical Devices Regulation, which is the regulation directly applicable to our products, will only become fully applicable three years following entry into force. Once applicable, the Medical Devices Regulation will, among other things:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes could decline. As of March 31, 2017, we had outstanding a total of approximately 29.3 million shares of common stock and approximately 7.1 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes could decline.

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

NEVRO CORP.
(Registrant)

Date: May 8, 2017	/s/ RAMI ELGHANDOUR
Rami Elghandour
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2017	/s/ ANDREW H. GALLIGAN
Andrew H. Galligan
Chief Financial Officer (Principal Financial and Accounting Officer)