Form 10-Q
period 2017-06-30
NEVRO CORP
filed 2017-08-07
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 31, 2017 there were 29,443,065 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$24,869	$41,406
Short-term investments	238,414	234,951
Accounts receivable, net of allowance for doubtful accounts of $1,421 and $1,008 at June 30, 2017 and December 31, 2016, respectively	53,566	52,818
Inventories	87,016	85,221
Prepaid expenses and other current assets	6,428	5,895
Total current assets	410,293	420,291
Property and equipment, net	7,179	7,132
Other assets	2,494	2,354
Restricted cash	806	806
Total assets	$420,772	$430,583
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,032	$16,162
Accrued liabilities	26,022	26,028
Other current liabilities	—	8
Total current liabilities	37,054	42,198
Long-term debt	141,520	138,140
Other long-term liabilities	1,408	1,211
Total liabilities	179,982	181,549
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2017 and December 31, 2016; zero shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at June 30, 2017 and December 31, 2016; 29,424,013 and 28,886,862 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	29	29
Additional paid-in capital	488,854	470,869
Accumulated other comprehensive loss	(790)	(678)
Accumulated deficit	(247,303)	(221,186)
Total stockholders’ equity	240,790	249,034
Total liabilities and stockholders’ equity	$420,772	$430,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$78,016	$55,400	$146,455	$97,051
Cost of revenue	24,143	18,842	46,214	34,506
Gross profit	53,873	36,558	100,241	62,545
Operating expenses
Research and development	9,537	8,169	18,236	14,530
Sales, general and administrative	54,274	34,312	104,994	62,955
Total operating expenses	63,811	42,481	123,230	77,485
Loss from operations	(9,938)	(5,923)	(22,989)	(14,940)
Interest income	747	295	1,456	510
Interest expense	(2,454)	(972)	(4,889)	(1,614)
Other income (expense), net	416	(653)	947	(163)
Loss on extinguishment of debt	—	(1,268)	—	(1,268)
Loss before income taxes	(11,229)	(8,521)	(25,475)	(17,475)
Provision for income taxes	381	258	642	592
Net loss	(11,610)	(8,779)	(26,117)	(18,067)
Other comprehensive loss:
Changes in foreign currency translation adjustment	16	(67)	(206)	(346)
Changes in unrealized gains on short-term investments, net	50	157	94	211
Net change in other comprehensive loss	66	90	(112)	(135)
Comprehensive loss	$(11,544)	$(8,689)	$(26,229)	$(18,202)
Net loss per share, basic and diluted	$(0.40)	$(0.31)	$(0.89)	$(0.64)
Weighted average number of common shares used to compute basic and diluted net loss per share	29,351,414	28,381,253	29,255,990	28,287,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(26,117)	$(18,067)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,108	769
Stock-based compensation expense	12,456	6,504
Accretion of discount on short-term investments	(93)	(208)
Non-cash loss on extinguishment of debt	—	1,157
Payment of original issue discount	—	(1,500)
Provision for doubtful accounts	400	259
Write-down of inventory	3,386	1,697
Non-cash interest expense	3,380	411
Unrealized (gains) losses on foreign currency transactions	(1,290)	1,477
Changes in operating assets and liabilities
Accounts receivable	(470)	(14,945)
Inventories	(4,232)	(8,594)
Prepaid expenses and other current assets	(493)	(3,058)
Other assets	(136)	(389)
Accounts payable	(4,986)	(9,600)
Accrued liabilities	(356)	3,045
Other long-term liabilities	197	112
Net cash used in operating activities	(17,246)	(40,930)
Cash flows from investing activities
Purchases of short-term investments	(143,014)	(224,215)
Proceeds from sales of short-term investments	5,993	—
Proceeds from maturity of short-term investments	133,745	91,600
Purchases of property and equipment	(1,757)	(1,624)
Net cash used in investing activities	(5,033)	(134,239)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	172,500
Convertible notes initial issuance discount and debt issuance costs	—	(5,515)
Proceeds from issuance of warrants	—	33,120
Purchase of convertible note hedges	—	(45,092)
Repayment of debt	—	(19,500)
Minimum tax withholding paid on behalf of employees for net share settlement	(655)	—
Proceeds from issuance of common stock to employees	6,172	3,704
Net cash provided by financing activities	5,517	139,217
Effect of exchange rate changes on cash and cash equivalents	225	(388)
Net decrease in cash and cash equivalents	(16,537)	(36,340)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	41,406	87,036
Cash and cash equivalents at end of period	$24,869	$50,696
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$123	$792
Vesting of early-exercised stock options	$7	$27

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2016, the Company incurred a net loss of $31.8 million and used $58.5 million of cash in operations. For the six months ended June 30, 2017, the Company incurred a net loss of $26.1 million and used $17.2 million of cash in operations. At June 30, 2017 and December 31, 2016, the Company had an accumulated deficit of $247.3 million and $221.2 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due 2021.  The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of June 30, 2017 and for the six months ended June 30, 2017 and 2016, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 23, 2017. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2017, and the results of its operations and cash flows for the six months ended June 30, 2017 and 2016. All such adjustments are of a normal and recurring nature. The interim financial data as of June 30, 2017 is not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any future period.

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

Revenue by geography is based on the billing address of the customer. The United States was the only country with revenue accounting for more than 10% of the total revenue in any of the periods presented, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United States	81%	73%	79%	72%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net unrealized foreign currency gain (loss)	$465	$(1,224)	$1,315	$(1,278)
Net realized foreign currency gain (loss)	(3)	613	(264)	1,228

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States and is in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended June 30, 2017 and December 31, 2016.  The Company also held cash in foreign banks of approximately $3.6 million at June 30, 2017 and $3.3 million at December 31, 2016 that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

During the three and six months ended June 30, 2017 and 2016, no single customer accounted for 10% or more of the Company’s revenue. As of June 30, 2017 and December 31, 2016, no single customer accounted for 10% or more of the accounts receivable balance.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $17.3 million and $35.5 million as of June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of June 30, 2017 and December 31, 2016 consists of a letter of credit of $0.6 million representing collateral for the Company’s Redwood City, California building lease pursuant to an agreement dated March 5, 2015 and certificates of deposit of $0.2 million collateralizing payment of charges related to the Company’s credit cards.

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

The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory that is in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach that has been used to value inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. In addition, the Company determines at times that there may be certain inventory that does not meet its product requirements. As a result of these evaluations, the Company recognized total write downs of $1.3 million and $0.7 million of its inventories for the three months ended June 30, 2017 and 2016, respectively, and $3.4 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively. The Company’s estimation of the future demand for any given particular component of the Senza product may vary and may result in changes in estimates of inventory values in any particular period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through June 30, 2017.

Income Taxes

During the three and six months ended June 30, 2017 and 2016, the Company calculated its interim tax provision to record taxes incurred on a discrete basis due to the variability of taxable income in the jurisdictions in which it operates. The provision for income taxes for the three and six months ended June 30, 2017 and 2016 is primarily comprised of foreign and state taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance related to identifying performance obligations and the implementation guidance on licensing.  In May 2016, the FASB issued guidance related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. ASU 2014-09 and the related amendments (collectively, the new revenue standard) may be applied retrospectively to each prior period presented (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company currently anticipates adopting the new revenue standard using the modified retrospective approach in the first quarter of 2018.  The Company has developed a project plan and has established steering and working committees for the implementation of the guidance. Although the Company is still in the process of evaluating the full impact the new revenue standard will have on its consolidated financial statements, the Company does not expect the impact to be material, as the majority of the Company’s revenue arrangements generally consists of a single performance obligation and the transfer of promised goods or services that allows the Company to recognize revenue at a point in time.  However, assuming all other revenue recognition criteria have been met, the Company may recognize revenue earlier for arrangements where certain documents needed for revenue recognition under the current standard is considered administrative and incidental under the new revenue standard. As the Company continues its evaluation of the new revenue standard, new information may arise that could change the Company’s current understanding of the impact to revenue and expenses to be recognized under the new revenue standard. The Company will adjust its assessment and implantation plans accordingly.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  This update amends the scope of modification accounting for share-based payment awards. Specifically, companies would not apply modification accounting if the fair value, vesting conditions and classification of the award remain the same despite a change in terms or conditions.  ASU 2017-09 is effective for public entities for annual periods beginning after December 15, 2017, with early adoption permitted.  The Company has not determined the potential effects of the guidance on its consolidated financial statements and is currently expecting to adopt the new guidance effective January 1, 2018.

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

Cash Equivalents and Short-Term Investments

The Company’s cash equivalents are comprised of investments in money market funds that are classified as Level 1 of the fair value hierarchy. The Company’s money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.  The Company’s short-term investments are comprised of commercial paper and corporate notes. All short-term investments have been classified within Level 1 or Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry-standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Balance as of June 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$17,284	$—	$—	$17,284
Commercial paper (ii)	—	115,500	—	115,500
Corporate notes (ii)	—	122,914	—	122,914
Total assets	$17,284	$238,414	$—	$255,698

Balance as of December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$35,510	$—	$—	$35,510
Commercial paper (ii)	—	160,582	—	$160,582
Corporate notes (ii)	—	74,369	—	$74,369
Total assets	$35,510	$234,951	$—	$270,461

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of June 30, 2017 and December 31, 2016, the fair value of the 1.75% convertible senior notes due 2021 was $185.1 million and $183.8 million, respectively.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 6).

4. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$115,539	$2	$(41)	$115,500
Corporate notes	122,989	2	(77)	122,914
Total securities	$238,528	$4	$(118)	$238,414

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$160,729	$6	$(153)	$160,582
Corporate notes	74,430	3	(64)	74,369
Total securities	$235,159	$9	$(217)	$234,951

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of June 30, 2017 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$237,526	$237,413
Amounts maturing after one year through five years	1,002	1,001
Total investment securities	$238,528	$238,414

Inventories (in thousands)

	June 30,	December 31,
	2017	2016
Raw materials	$40,988	$44,862
Finished goods	46,028	40,359
Total inventories	$87,016	$85,221

Property and Equipment, Net (in thousands)

	June 30,	December 31,
	2017	2016
Laboratory equipment	$2,014	$1,567
Computer equipment and software	4,137	2,388
Furniture and fixtures	2,196	2,051
Leasehold improvements	1,214	1,214
Construction in process	1,087	2,274
Total	10,648	9,494
Less: Accumulated depreciation and amortization	(3,469)	(2,362)
Property and equipment, net	$7,179	$7,132

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Depreciation and amortization expense	$623	$389	$1,108	$769

Accrued Liabilities (in thousands)

	June 30,	December 31,
	2017	2016
Accrued payroll and related expenses	$16,606	$17,732
Accrued professional fees	3,123	1,067
Accrued taxes	2,014	2,110
Accrued clinical and research expenses	860	1,545
Accrued interest	243	243
Accrued warranty	656	645
Accrued other	2,520	2,686
Total accrued liabilities	$26,022	$26,028

5. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning on June 30, 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually during the final year of the lease term. In December 2016, the Company entered into a first amendment to the lease for an additional approximately 50,000 square feet of office space adjacent to the premises under the original lease (the Expansion Premises), with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commences on the earlier of (i) the date the Company commences business operations in the Expansion Premises, or (ii) the date upon which the Landlord substantially completes certain improvements to, and permitting for, the Expansion Premises (the Commencement Date). The first amendment also extends the lease term for the original premises to terminate on the same date as the amended lease.  Under the first amendment, if the Company is unable to move into the Expansion Premises before the Scheduled Delivery Date, as defined in the amendment, the Company may terminate the lease for the Expansion Premises. In April 2017, the Company entered into a second amendment to the lease for a temporary space for a period beginning in May 2017 and ending on the Commencement Date of the Expansion Premises.  As of June 30, 2017, the Commencement Date of the Expansion Premises has not occurred.

In August 2014, the Company entered into a facility lease for warehouse space beginning on August 21, 2014 through May 31, 2015. In March 2015, the Company extended the warehouse lease through February 2017, at which time the lease terminated.

The Company entered into a separate non-cancellable facility lease for warehouse space beginning on March 1, 2017 through February 28, 2022, under which it is obligated to pay approximately $0.4 million in lease payments over the term of the lease.

The Company recognized rent expense during the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Rent expense	$628	$607	$1,211	$1,207

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and has a limited one- to five-year warranty to most customers.  Activities related to warranty obligations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$628	$447	$645	$394
Provision for warranty	326	229	593	408
Utilization	(298)	(162)	(582)	(288)
Ending balance	$656	$514	$656	$514

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

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Royalty expense	$698	$551	$1,166	$965

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at June 30, 2017 and December 31, 2016.

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

On December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging the Company’s manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering spinal cord stimulation technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the United States District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. As of June 30, 2017, the Company is unable to determine an outcome or potential range of loss. In relation to this lawsuit, on July 21, 2017, the Company filed two petitions for inter partes review of U.S. Patent No. 6,895,280 (the ‘280 patent) and one petition for inter partes review of U.S. Patent No. 7,437,193 (the ‘193 patent) at the U.S. Patent and Trademark Office challenging certain asserted claims of the ‘280 patent and the ‘193 patent, respectively.  The Company also filed a petition for inter partes review of U.S. Patent No. 7,587,241 (the ‘241 patent) at the U.S. Patent and Trademark Office on July 31, 2017 challenging certain asserted claims of the ‘241 patent.

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

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  During the three months ended June 30, 2017, the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended September 30, 2017 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of June 30, 2017, the if-converted value of the 2021 Notes did not exceed the principal value of those notes.

In accounting for the issuance of the convertible senior notes, the Company separated the 2021 Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $32.9 million and was determined by deducting the fair value of the liability component from the par value of the 2021 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the 2021 Notes expense at an effective interest rate of 6.29% over the contractual terms of the notes.

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

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	June 30,	December 31,
	2017	2016
Principal	$172,500	$172,500
Unamortized discount	(26,807)	(29,783)
Unamortized issuance cost	(4,173)	(4,577)
Net carrying amount	$141,520	$138,140

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	June 30,	December 31,
	2017	2016
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Contractual interest expense	$754	$143	$1,509	$143
Amortization of debt discount	1,495	272	2,976	272
Amortization of debt issuance costs	204	36	404	36
Total interest expense related to the 2021 Notes	$2,453	$451	$4,889	$451

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

7. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss, basic and diluted	$(11,610)	$(8,779)	$(26,117)	$(18,067)
Weighted average shares outstanding	29,351,537	28,389,970	29,256,602	28,298,415
Less: weighted average shares subject to repurchase	(123)	(8,717)	(612)	(10,560)
Weighted average shares used to compute basic and diluted net loss per share	29,351,414	28,381,253	29,255,990	28,287,855
Net loss per share, basic and diluted	$(0.40)	$(0.31)	$(0.89)	$(0.64)

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

	June 30,
	2017	2016
Unreleased restricted stock	521,262	244,691
Options to purchase common stock	2,548,263	3,065,110
Total	3,069,525	3,309,801

8. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  For the six months ended June 30, 2017 and 2016, the Company recorded an expense of $1.6 million and $0.8 million, respectively, for matching contributions.

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

 There were 44,999 shares of common stock issued under the ESPP for the three and six months ended June 30, 2017, and 42,613 shares of common stock issued under the ESPP for the three and six months ended June 30, 2016. Shares available for future purchase under the ESPP were 864,898 at June 30, 2017.

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

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain. Our proprietary paresthesia-free HF10 therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy, with Senza being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has limited efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $1.6 to $1.8 billion existing global SCS market by treating both back and leg pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch and, effective January 1, 2016, received a transitional pass-through payment under the Medicare hospital outpatient prospective payment system. In addition, on the basis of our strong clinical evidence, Senza is covered by each of the top 10 national insurance providers. In early 2017, we commenced a controlled commercial launch of our surgical lead, marketed as the Surpass surgical lead, which we believe will provide us access to approximately an additional 30% of the U.S. SCS market that we previously did not address. The tables below set forth our revenue from U.S. sales, international sales and total sales revenue since the first quarter of 2015 on a quarterly basis and total revenue for each of the past three years and the six months ended June 30, 2017.

	Q1 2015	Q2 2015	Q3 2015	Q4 2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017	Q2 2017
	(in millions)
Revenue from U.S. sales	N/A	$0.1	$4.5	$19.8	$29.5	$40.6	$47.2	$56.0	$53.1	$63.0
Revenue from international sales	9.7	11.3	10.9	13.3	12.2	14.8	13.7	14.5	15.3	15.0
Total sales revenue	$9.7	$11.4	$15.4	$33.1	$41.7	$55.4	$60.9	$70.5	$68.4	$78.0

	2014	2015	2016	Six Months Ended June 30, 2017
	(in millions)
Total revenue	$32.6	$69.6	$228.5	$146.5

Since inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of June 30, 2017 was $247.3 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

We rely on third-party suppliers for all of the components of Senza and for the assembly of the system. Many of these suppliers are currently single-source suppliers. During 2015, 2016 and 2017, we entered into and/or amended several supply agreements in an effort to reinforce our supply chain.  We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. In particular, we have substantially increased our levels of inventory in order to meet our estimated demand in the United States and, as a result, incur significant expenditures associated with such increases in our inventory. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolesce.

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

In November 2016, we filed a lawsuit for patent infringement against Boston Scientific, asserting that Boston Scientific is infringing our patents covering inventions related to our HF10 therapy and the Senza system.  In December 2016, Boston Scientific, filed its own lawsuit alleging that we infringed Boston Scientific’s patents covering technology related to stimulation leads, batteries and telemetry units.  Each of the lawsuits seek preliminary and permanent injunctive relief against further infringement as well as damages and attorney fees. In relation to our defense of Boston Scientific’s allegations, we filed three petitions for inter partes review at the U.S. Patent and Trademark Office on July 21, 2017, and one petition for inter partes review on July 31, 2017, challenging certain asserted claims of Boston Scientific’s patents.  We believe pursuing our lawsuit and defending ourselves against Boston Scientific’s lawsuit will require significant cash resources over the immediate and near long term.

Important Factors Affecting our Results of Operations

We believe that the following factors have impacted, and we expect will continue to impact, our results of operations.

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

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of Senza and the related implant procedure for patients. The revenue we are able to generate from sales of Senza depends in large part on the availability of reimbursement from such payors. While we currently have a favorable reimbursement decision from federal Medicare, decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policies. These payors may deny reimbursement if they determine that the device or procedure was not used in accordance with the payor’s coverage policy, is subject to individual plan benefit limitations or is investigational and/or experimental.  A significant component of our commercial efforts include working with private payors to ensure positive coverage and reimbursement decisions for Senza. While favorable reimbursement decisions from federal Medicare and certain commercial payors, such as Aetna, Cigna, Humana and Kaiser, have contributed to our increase in revenue to date, certain regional Blue Cross Blue Shield plans have historically denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. We continue to engage in efforts to educate payors on the advantages of HF10 therapy, and as a result of these efforts, the Blue Cross Blue Shield Association has recently updated their policy, stating that high-frequency stimulation “results in a meaningful improvement in net health outcomes.”  Although the largest commercial payors and federal Medicare cover Senza, there can be no assurance that all private health insurance plans will cover the product.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

Inventory Buildup and Supply Chain Management

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have substantially increased our levels of inventory. As a result, we have incurred significant uses of cash associated with the increases in our inventory, which includes satisfying certain minimum purchase obligations, as demand for Senza in the United States is developing. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the six months ended June 30, 2017 and the year ended December 31, 2016, wherein we recorded a write down of inventory of $3.2 million and $3.7 million, respectively. Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over- or under-estimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to expand into new indications and chronic pain conditions for Senza, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we recently commenced a controlled commercial launch of Surpass, our surgical lead product, and we are currently investing in product improvements to Senza, including enhanced MRI capabilities and a next generation IPG. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate HF10 efficacy, safety and cost effectiveness through clinical data are all critical to increasing the adoption of HF10 therapy.

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

Access to Hospital Facilities

In the United States, in order for physicians to use Senza, the hospital facilities where these physicians treat patients typically require us to enter into purchasing contracts. This process can be lengthy and time-consuming and requires extensive negotiations and management time. In Europe, we may be required to engage in a contract bidding process in order to sell Senza, where the bidding processes are only open at certain periods of time, and we may not be successful in the bidding process.

We Do Not Expect Our Revenue Growth Rate in International Markets to Continue at Historic Rates

Our revenue from international markets has increased from $18.2 million for the year ended December 31, 2012 to $55.2 million for the year ended December 31, 2016. Revenue increased as a result of our sales of Senza in Europe and Australia, however, we do not expect to continue this rate of revenue growth in these international markets given our existing penetration in these markets. Despite our growth in international markets, international revenue was negatively impacted by the appreciation of the U.S. dollar. Further, due to governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants and our current penetration in these markets, we expect to grow less rapidly in the future than we have in the past in this market.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. There have been no significant or material changes in our critical accounting policies during the three months ended June 30, 2017.

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

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality, as we have historically experienced lower sales in the summer months.  Additionally, around holidays, the impact of the buying patterns and implant volumes of hospitals and medical facilities, and third-party distributors may vary. In addition, in the second quarter of 2015, we commenced commercial sales of Senza in the United States and recorded revenue of approximately $173.3 million and $24.4 million for the years ended December 31, 2016 and 2015, respectively, for sales in the United States.  We anticipate that our total revenue will increase as we continue our commercialization in the United States.

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

Operating Expenses

Our operating expenses consist of research and development (R&D) expense, and sales, general and administrative (SG&A) expense. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, bonus incentives, benefits, stock-based compensation and sales commissions. We expect operating expenses to increase in absolute dollars, as we continue to invest in growing our business.

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

Our administrative expenses have increased compared to the same period in the prior year. During 2017, we have experienced a significant increase in legal expenses associated with our pending intellectual property litigation with Boston Scientific, and we anticipate continued expenses associated with these legal activities. We expect our administrative expenses will continue to increase as we increase our headcount and expand our facility and information technology to support our growing operations. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) as a large accelerated filer, director and officer insurance premiums and investor relations costs associated with being a growing public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

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

Consolidated Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,
	2017	2016	Change
(in thousands)
Revenue	$78,016	$55,400	$22,616
Cost of revenue	24,143	18,842	5,301
Gross profit	$53,873	$36,558	$17,315
Gross margin	69%	66%	3%

Revenue. Revenue increased to $78.0 million in the three months ended June 30, 2017 from $55.4 million in the three months ended June 30, 2016, an increase of $22.6 million, or 41%. The revenue increase was primarily due to a period over period increase of Senza system sales in the United States, which was $63.0 million in the three months ended June 30, 2017, compared to $40.6 million in the three months ended June 30, 2016, as well as continued adoption of the Senza system in our international markets.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $24.1 million in the three months ended June 30, 2017 from $18.8 million in the three months ended June 30, 2016, an increase of $5.3 million, or 28%.  This was primarily due to a $4.3 million increase in the costs of manufactured product components as sales volumes increased in the most recent period, as well as an increase of $0.6 million in charges related to inventory related write-downs. Gross profit increased to $53.9 million in the three months ended June 30, 2017 from $36.6 million in the three months ended June 30, 2016, an increase of $17.3 million, or 47%. Gross profit as a percentage of revenue, or gross margin, increased to 69% in the three months ended June 30, 2017, compared to 66% in the three months ended June 30, 2016. The gross margin increase is primarily attributed to a decrease in the underlying cost of components sold.

Operating Expenses

	Three Months Ended June 30,
	2017		2016
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$9,537	12%	$8,169	15%	$1,368
Sales, general and administrative	54,274	70%	34,312	62%	19,962
Total operating expenses	$63,811	82%	$42,481	77%	$21,330

Research and Development Expense. R&D expense increased to $9.5 million in the three months ended June 30, 2017 from $8.2 million in the three months ended June 30, 2016, an increase of approximately $1.4 million, or 17%.  The increase in R&D expense reflects an increase in headcount and related personnel and consulting costs of $1.9 million, which was offset by a decrease in clinical and development expenses of $0.7 million.

Sales, General and Administrative Expense. SG&A expense increased to $54.3 million in the three months ended June 30, 2017 from $34.3 million in the three months ended June 30, 2016, an increase of $20.0 million, or 58%.  This increase was primarily due to an increase in personnel costs of $12.9 million in connection with an increase in headcount to support our continued U.S. commercial launch, increased travel, marketing and associated supply costs of $0.9 million, increased training and conference-related expense of $1.7 million and additional hardware, software, and facilities expense of $0.8 million.  Additionally, there was a net increase in professional expenses of $3.8 million, primarily associated with intellectual property litigation legal fees of $4.0 million incurred in the three months ended June 30, 2017.

Interest Income, Interest Expense and Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

	Three Months Ended June 30,
	2017	2016	Change
(in thousands)
Interest income	$747	$295	$452
Interest expense	(2,454)	(972)	(1,482)
Other income (expense), net	416	(653)	1,069
Loss on extinguishment of debt	—	(1,268)	1,268
Provision for income taxes	381	258	123

Interest Income. Interest income increased to $0.7 million in the three months ended June 30, 2017 from $0.3 million in the three months ended June 30, 2016, primarily as a result of the increase in average investment balances as well as average investment return rates.

Interest Expense. Interest expense increased to $2.5 million in the three months ended June 30, 2017 from $1.0 million in the three months ended June 30, 2016, primarily as a result of the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in June 2016.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $0.5 million in the three months ended June 30, 2017, compared to a loss of 0.6 million in the three months ended June 30, 2016.

Loss on Extinguishment of Debt. We repaid all outstanding obligation under our 2014 credit facility during the three months ended June 30, 2016.  The difference between the total payment to the lenders and the net carrying amount of the obligation recorded on our balance sheet was recorded as a loss on extinguishment of debt.

Provision for Income Taxes. Income tax expense was $0.4 million and $0.3 million in the three months ended June 30, 2017 and 2016, respectively. The income tax expense for the three months ended June 30, 2017 is principally comprised of foreign income tax and state income tax. We continue to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Comparison of the six months ended June 30, 2017 and 2016

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,
	2017	2016	Change
(in thousands)
Revenue	$146,455	$97,051	$49,404
Cost of revenue	46,214	34,506	11,708
Gross profit	$100,241	$62,545	$37,696
Gross margin	68%	64%	4%

Revenue. Revenue increased to $146.5 million in the six months ended June 30, 2017 from $97.1 million in the six months ended June 30, 2016, an increase of $49.4 million, or 51%. The revenue increase was primarily due to a period over period increase of Senza system sales in the United States, which was $116.1 million in the six months ended June 30, 2017, compared to $70.1 million in the six months ended June 30, 2016, as well as continued adoption of the Senza system in our international markets.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $46.2 million in the six months ended June 30, 2017 from $34.5 million in the six months ended June 30, 2016, an increase of $11.7 million, or 34%.  This was primarily due to a $9.4 million increase in the costs of manufactured product components as sales volumes increased in the most recent period, as well as an increase of $1.7 million in charges related to inventory related write-downs. Gross profit increased to $100.2 million in the six months ended June 30, 2017 from $62.5 million in the six months ended June 30, 2016, an increase of $37.7 million, or 60%. Gross profit as a percentage of revenue, or gross margin, increased to 68% in the six months ended June 30, 2017, compared to 64% in the six months ended June 30, 2016. The gross margin increase is primarily attributed to a decrease in the underlying cost of components sold.

Operating Expenses

	Six Months Ended June 30,
	2017		2016
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$18,236	12%	$14,530	15%	$3,706
Sales, general and administrative	104,994	72%	62,955	65%	42,039
Total operating expenses	$123,230	84%	$77,485	80%	$45,745

Research and Development Expense. R&D expense increased to $18.2 million in the six months ended June 30, 2017 from $14.5 million in the six months ended June 30, 2016, an increase of $3.7 million, or 26%.  The increase in R&D expense reflects an increase in headcount and related personnel and consulting costs of $3.4 million.

Sales, General and Administrative Expense. SG&A expense increased to $105.0 million in the six months ended June 30, 2017 from $63.0 million in the six months ended June 30, 2016, an increase of $42.0 million, or 67%.  This increase was primarily due to an increase in personnel costs of $26.8 million in relation to an increase in headcount to support our continued U.S. commercial launch, increased travel, marketing and associated supply costs of $3.1 million and additional hardware, software, facilities and bad debt expense of $1.9 million, as well as increased training and conference-related expense of $3.5 million.  Additionally, there was an increase in professional expenses of $6.5 million, primarily associated with intellectual property litigation legal fees of $6.5 million incurred in the six months ended June 30, 2017.

Interest Income, Interest Expense and Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

	Six Months Ended June 30,
	2017	2016	Change
(in thousands)
Interest income	$1,456	$510	$946
Interest expense	(4,889)	(1,614)	(3,275)
Other income (expense), net	947	(163)	1,110
Loss on extinguishment of debt	—	(1,268)	1,268
Provision for income taxes	642	592	50

Interest Income. Interest income increased to $1.5 million in the six months ended June 30, 2017 from $0.5 million in the six months ended June 30, 2016, primarily as a result of the increase in average investment balances as well as average investment return rates.

Interest Expense. Interest expense increased to $4.9 million in the six months ended June 30, 2017 from $1.6 million in the six months ended June 30, 2016, primarily as a result of the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in June 2016.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $1.1 million in the six months ended June 30, 2017, compared to a loss of $0.1 million in the six months ended June 30, 2016.

Loss on Extinguishment of Debt. We repaid all outstanding obligation under our 2014 credit facility in the six months ended June 30, 2016.  The difference between the total payment to the lenders and the net carrying amount of the obligation recorded on our balance sheet was recorded as a loss on extinguishment of debt.

Provision for Income Taxes. Income tax expense was $0.6 million and $0.6 million in the six months ended June 30, 2017 and 2016, respectively. The income tax expense for the six months ended June 30, 2017 is principally comprised of foreign income tax and state income tax. We continue to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowing under our credit facility, which we have subsequently repaid, and the issuance of convertible senior notes due 2021 in June 2016. At June 30, 2017, we had cash, cash equivalents and short-term investments of $263.3 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

In June 2016, we paid the outstanding principal and repayment fees under our credit facility with Capital Royalty Partners and certain of its affiliates and terminated the credit facility.  As of June 30, 2017, we do not have a credit facility in place.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2017	2016
(in thousands)
Net cash provided by (used in)
Operating activities	$(17,246)	$(40,930)
Investing activities	(5,033)	(134,239)
Financing activities	5,517	139,217
Effect of exchange rate on cash flows	225	(388)
Net increase (decrease) in cash and cash equivalents	$(16,537)	$(36,340)

Cash Used in Operating Activities. Net cash used in operating activities was $17.2 million in the six months ended June 30, 2017, compared to $40.9 million in the six months ended June 30, 2016. In the six months ended June 30, 2017, net cash used in operations was primarily a result of the net losses recorded during the period of $26.1 million, as well as decreases in our accounts payable and accrued liabilities of $5.3 million and increases in inventories of $4.2 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $12.5 million, write-downs of inventory of $3.4 million and non-cash interest expense of $3.4 million. In the six months ended June 30, 2016, net cash used in operations was primarily a result of the net losses recorded during the period of $18.1 million, as well as decreases in our accounts payable and accrued liabilities of $6.6 million.  We also had increases in our accounts receivable of $14.9 million and our inventories of $8.6 million as we build inventories, both in relation to our continued U.S. commercial launch.  These changes were partially offset by the recording of non-cash stock based compensation expense of $6.5 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net purchases of investments of $3.3 million in the six months ended June 30, 2017 and $132.6 million in the six months ended June 30, 2016, primarily from the proceeds received from the issuance of convertible debt. We additionally purchased $1.8 million and $1.6 million of property and equipment in the six months ended June 30, 2017 and 2016, respectively.

Cash Provided by Financing Activities. Cash provided by financing activities was $5.5 million in the six months ended June 30, 2017 due to cash received from the exercise of options to purchase shares of common stock.  Cash provided by financing activities was $139.2 million in the six months ended June 30, 2016. The majority of this cash was provided by the issuance of convertible debt of $172.5 million.  Additionally, we received proceeds of $3.7 million from the issuance of common stock from stock option exercises. The cash received from these activities was offset by a net $12.0 million cost of convertible note hedge and warrant transactions, which included the $45.1 million purchase of convertible note hedges and proceeds of $33.1 million related to the sale of warrants. Convertible debt issuance costs were $5.5 million, and $19.5 million was used in relation to the repayment of the 2014 credit facility.

Contractual Obligations and Commitments

We have lease obligations consisting of operating leases for our principal offices, which expire as set forth below, and for our warehouse space that expire in 2022, as well as for office space in Switzerland that expire in 2017.

In March 2015, we entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning in June 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually in the final year of the lease term.  In December 2016, we entered into a first amendment to the lease for an additional approximately 50,000 square feet of office space adjacent to the premises under the original lease (the Expansion Premises) with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commences on the earlier of the following dates (the Commencement Date): (i) the date we commence business operations in the Expansion Premises or (ii) the date upon which the landlord for the Expansion Premises substantially completes certain improvements to, and permitting for, the Expansion Premises. The first amendment also extends the lease term for the original premises to terminate on the same date as the amended lease, which is the last day of the calendar month following the date that is 84 months after the Commencement Date.  Under the first amendment, if we are unable to move into the Expansion Premises before the Scheduled Delivery Date, as defined in the amendment, we may terminate the lease for the Expansion Premises.  In April 2017, we entered into a second amendment to the lease for a temporary space for a period beginning in May 2017 and ending on the Commencement Date of the Expansion Premises.  As of June 30, 2017, the Commencement Date of the Expansion

Premises has not occurred. See Note 5, Commitments and Contingencies, to the condensed consolidated financial statements for additional information.

In August 2014, the Company entered into a facility lease for warehouse space beginning on August 21, 2014 through May 31, 2015.  In March 2015, we extended our warehouse lease through February 2017, at which time the lease terminated.

In February 2017, we entered into a separate non-cancellable facility lease for warehouse space beginning March 1, 2017 through February 28, 2022, under which we are obligated to pay approximately $0.4 million in lease payments over the term of the lease.

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of June 30, 2017, we had minimum annual purchase commitments $9.3 million remaining due in 2017, $5.7 million due in each of 2018 and 2019, $5.6 million due in 2020 and $5.5 million due in 2021.

As of June 30, 2017, our contractual obligations related to the 2021 Notes are interest payments of $1.5 million remaining in 2017 and $3.0 million due each year from 2018 through 2020, as well as payments in interest and principal totaling $174.0 million due in 2021.

Off-Balance Sheet Arrangements

Through June 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 5 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2017, we had cash and cash equivalents of $24.9 million, consisting of cash and money market funds, and short-term investments of $238.4 million, consisting of commercial paper and corporate notes. We maintained investments in money market funds that were not federally insured in the six months ended June 30, 2017 and additionally held cash in foreign banks of approximately $3.6 million at June 30, 2017 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro, and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction gain of $1.1 million in the six months ended June 30, 2017 and losses of $0.1 million in the six months ended June 30, 2016. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the three months ended June 30, 2017 would have affected the Company’s net loss by approximately 8%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

On December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging our manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering SCS technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the United States District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement.  In relation to this lawsuit, on July 21, 2017, we filed two petitions for inter partes review of U.S. Patent No. 6,895,280 (the ‘280 patent) and one petition for inter partes review of U.S. Patent No. 7,437,193 (the ‘193 patent) at the U.S. Patent and Trademark Office challenging certain asserted claims of the ‘280 patent and the ‘193 patent, respectively. We also filed a petition for inter partes review of U.S. Patent No. 7,587,241 (the ‘241 patent) at the U.S. Patent and Trademark Office on July 31, 2017 challenging certain asserted claims of the ‘241 patent.

We are, and may from time to time continue to be, involved in various legal proceedings of a character normally incident to the ordinary course of our business, including several pending European patent oppositions at the European Patent Office initiated by our competitors Medtronic and Boston Scientific, which we do not deem to be material to our business and consolidated financial statements at this stage.

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. In May 2015, the FDA approved our PMA to market Senza in the United States and we commenced commercial sales in the United States in mid-2015. We expect to continue to incur losses as we build our U.S. commercial sales force and continue our commercial launch in the United States, as well as continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $26.1 million for the six months ended June 30, 2017 and net losses of $31.8 million and $67.4 million for the years ended December 31, 2016 and 2015, respectively. As of June 30, 2017, our accumulated deficit was $247.3 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. For example, we have recently filed a complaint against Boston Scientific alleging patent infringement, and Boston Scientific Corporation followed by filing a complaint against us alleging patent infringement.  These lawsuits may result in substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Physicians play a significant role in determining the course of a patient’s treatment and the type of product that will be used to treat a patient. An important part of our sales process includes the education of physicians on the safe and effective use of our HF10 therapy and Senza, particularly because Senza and high-frequency neuromodulation treatment is relatively new as compared to existing low-frequency traditional SCS systems.  As a result, our success depends, in large part, on effectively marketing our HF10 therapy to physicians, including the results of our pivotal SENZA-RCT study. In order for us to sell Senza, we must successfully demonstrate to physicians the merits of our HF10 therapy compared to our competitors’ SCS systems for use in treating patients with chronic leg and back pain. Acceptance of our HF10 therapy depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of Senza as compared to our competitors’ SCS systems, and communicating to physicians the proper application of our HF10 therapy. Physicians typically need to perform several procedures to become comfortable using HF10 therapy and Senza. If a physician experiences difficulties during an initial procedure or otherwise, that physician may be less likely to continue to use our product or to recommend it to other physicians. Educating physicians on the proper use of Senza is critical to the success of our commercialization efforts. If we are not successful in educating physicians and convincing them of the merits of our HF10 therapy or educating them on the use of Senza, they may not use Senza and we may be unable to increase our sales, sustain our growth or achieve profitability.

In addition, we believe receiving support of our products from physicians is essential for market acceptance and adoption. If we do not receive support from physicians or long-term data does not show the benefits of using our HF10 therapy, physicians may not use Senza. In such circumstances, our results of operations would be materially adversely affected. It is also important for our growth that these physicians advocate for the benefits of our products in the broader marketplace. If physicians misuse or ineffectively use our products, it could result in unsatisfactory patient outcomes, patient injuries, negative publicity or lawsuits against us, any of which could have an adverse effect on our business.

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

We believe that SCS procedures using Senza are adequately described by existing CPT, HCPCS II and ICD-10-CM codes for the implantation of spinal cord stimulators and related leads performed in various sites of care, although such codes generally do not specifically describe procedures using either low-frequency or high-frequency stimulation. In the United States, CMS has approved a transitional pass-through payment for High-Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective as of January 1, 2016.  This pass-through payment (HCPCS C1822) for HF10 therapy is in addition to the established reimbursement for spinal cord stimulation devices; however, this additional pass-through payment is proposed to end on December 31, 2017.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. While favorable reimbursement decisions from federal Medicare and certain commercial payors, such as Aetna, Cigna, Humana and Kaiser, have contributed to our increase in revenue to date, certain regional Blue Cross Blue Shield plans have historically denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. We continue to engage in efforts to educate payors on the advantages of HF10 therapy, and as a result of these efforts, the Blue Cross Blue Shield Association recently updated their policy, stating that high-frequency stimulation “results in a meaningful improvement in net health outcomes.”  However, there can be no assurance that all private health insurance plans will cover the product.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

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

In addition, the characteristics of these international markets differ significantly from the U.S. market, including, as a result of differences in payor systems, competitive dynamics, market size and patient treatment regimens. As a result of the differences in these markets, you should not compare our financial results in the international markets to any potential future results in the U.S. market nor should you rely on our past results as an indication of our future performance.

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

In 2010, we began selling Senza in Europe and, in August 2011, we began selling Senza in Australia. As of June 30, 2017, we sell Senza directly in Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in the Netherlands, Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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

A number of the critical components used in Senza are supplied to us from single-source, or in certain cases sole-source, suppliers, including leads, lead extenders, surgical leads, neurostimulator components and telemetry modules. Our ability to supply Senza commercially depends, in part, on our ability to obtain a supply of these components that have been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have not entered into manufacturing, supply or quality agreements with some of our single-source and sole-source suppliers, some of which supply components critical to our products. We are not certain that our single-source or sole-source suppliers will be able to meet our demand for their products and services, either because of the nature of our agreements with those suppliers, or our limited experience with those suppliers, or due to our relative importance as a customer to those suppliers or otherwise. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to the needs of their other customers.

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

In addition, the manufacturing of our products is subject to extensive post-market regulation by the FDA and foreign regulatory authorities, and any failure by us or our contract manufacturers or suppliers to comply with regulatory requirements could result in recalls, facility closures, and other penalties. We and our suppliers and contract manufacturers are subject to the Quality System Regulation (QSR), and comparable foreign regulations which govern the methods used in, and the facilities and controls used for, the design, manufacture, quality assurance, labeling, packaging, sterilization, storage, shipping, and servicing of medical devices. These regulations are enforced through periodic inspections of manufacturing facilities. Any manufacturing issues at our or our suppliers’ or contract manufacturers’ facilities, including failure to comply with regulatory requirements, may result in warning or untitled letters, manufacturing restrictions, voluntary or mandatory recalls or corrections, fines, withdrawals of regulatory clearances or approvals, product seizures, injunctions, or the imposition of civil or criminal penalties, which would adversely affect our business results and prospects.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes could decline. As of June 30, 2017, we had outstanding a total of approximately 29.4 million shares of common stock and approximately 6.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes could decline.

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

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

10.1	Second Amendment to Lease, effective as of April 13, 2017, by and between the Company and Westport Office Park, LLC.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

NEVRO CORP.
(Registrant)

Date: August 7, 2017	/s/ RAMI ELGHANDOUR
Rami Elghandour
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2017	/s/ ANDREW H. GALLIGAN
Andrew H. Galligan
Chief Financial Officer (Principal Financial and Accounting Officer)