Form 10-Q
period 2017-09-30
NEVRO CORP
filed 2017-11-06
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 31, 2017 there were 29,628,207 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$44,042	$41,406
Short-term investments	227,312	234,951
Accounts receivable, net of allowance for doubtful accounts of $952 and $1,008 at September 30, 2017 and December 31, 2016, respectively	53,409	52,818
Inventories	95,575	85,221
Prepaid expenses and other current assets	6,259	5,895
Total current assets	426,597	420,291
Property and equipment, net	7,187	7,132
Other assets	3,346	2,354
Restricted cash	806	806
Total assets	$437,936	$430,583
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$17,800	$16,162
Accrued liabilities	30,696	26,028
Other current liabilities	110	8
Total current liabilities	48,606	42,198
Long-term debt	143,260	138,140
Other long-term liabilities	1,831	1,211
Total liabilities	193,697	181,549
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; zero shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at September 30, 2017 and December 31, 2016; 29,603,852 and 28,886,862 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	30	29
Additional paid-in capital	498,354	470,869
Accumulated other comprehensive loss	(612)	(678)
Accumulated deficit	(253,533)	(221,186)
Total stockholders’ equity	244,239	249,034
Total liabilities and stockholders’ equity	$437,936	$430,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$82,256	$60,922	$228,711	$157,973
Cost of revenue	24,316	19,235	70,530	53,741
Gross profit	57,940	41,687	158,181	104,232
Operating expenses
Research and development	9,381	7,923	27,617	22,453
Sales, general and administrative	52,977	35,636	157,971	98,591
Total operating expenses	62,358	43,559	185,588	121,044
Loss from operations	(4,418)	(1,872)	(27,407)	(16,812)
Interest income	808	556	2,264	1,066
Interest expense	(2,497)	(2,381)	(7,386)	(3,995)
Other income (expense), net	251	259	1,198	96
Loss on extinguishment of debt	—	—	—	(1,268)
Loss before income taxes	(5,856)	(3,438)	(31,331)	(20,913)
Provision for income taxes	374	448	1,016	1,040
Net loss	(6,230)	(3,886)	(32,347)	(21,953)
Other comprehensive loss:
Changes in foreign currency translation adjustment	165	(100)	(41)	(446)
Changes in unrealized gains on short-term investments, net	13	(507)	107	(296)
Net change in other comprehensive loss	178	(607)	66	(742)
Comprehensive loss	$(6,052)	$(4,493)	$(32,281)	$(22,695)
Net loss per share, basic and diluted	$(0.21)	$(0.14)	$(1.10)	$(0.77)
Weighted average number of common shares used to compute basic and diluted net loss per share	29,513,842	28,542,760	29,342,883	28,373,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(32,347)	$(21,953)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,774	1,234
Stock-based compensation expense	18,867	10,428
Accretion of discount on short-term investments	(168)	(148)
Non-cash loss on extinguishment of debt	—	1,156
Payment of original issue discount	—	(1,500)
Provision for doubtful accounts	(85)	562
Write-down of inventory	3,675	2,759
Non-cash interest expense	5,120	2,037
Unrealized (gains) losses on foreign currency transactions	(1,074)	939
Changes in operating assets and liabilities
Accounts receivable	288	(19,249)
Inventories	(13,399)	(13,997)
Prepaid expenses and other current assets	(296)	(2,837)
Other assets	(988)	(557)
Accounts payable	1,791	(8,928)
Accrued liabilities	4,392	6,583
Other long-term liabilities	620	610
Net cash used in operating activities	(11,830)	(42,861)
Cash flows from investing activities
Purchases of short-term investments	(206,891)	(266,839)
Proceeds from sales of short-term investments	5,993	—
Proceeds from maturity of short-term investments	208,811	128,100
Purchases of property and equipment	(2,475)	(2,414)
Net cash provided by (used in) investing activities	5,438	(141,153)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	172,500
Convertible notes initial issuance discount and debt issuance costs	—	(6,171)
Proceeds from issuance of warrants	—	33,120
Purchase of convertible note hedges	—	(45,092)
Repayment of debt	—	(19,500)
Minimum tax withholding paid on behalf of employees for net share settlement	(732)	—
Proceeds from issuance of common stock to employees	9,337	5,234
Net cash provided by financing activities	8,605	140,091
Effect of exchange rate changes on cash and cash equivalents	423	(380)
Net increase (decrease) in cash and cash equivalents	2,636	(44,303)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	41,406	87,036
Cash and cash equivalents at end of period	$44,042	$42,733
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$79	$1,385
Vesting of early-exercised stock options	$7	$40

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2016, the Company incurred a net loss of $31.8 million and used $58.5 million of cash in operations. For the nine months ended September 30, 2017, the Company incurred a net loss of $32.3 million and used $11.8 million of cash in operations. At September 30, 2017 and December 31, 2016, the Company had an accumulated deficit of $253.5 million and $221.2 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due 2021.  The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of September 30, 2017 and for the nine months ended September 30, 2017 and 2016, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 23, 2017. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2017, and the results of its operations and cash flows for the nine months ended September 30, 2017 and 2016. All such adjustments are of a normal and recurring nature. The interim financial data as of September 30, 2017 is not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any future period.

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

Revenue by geography is based on the billing address of the customer. The United States was the only country with revenue accounting for more than 10% of the total revenue in any of the periods presented, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States	81%	78%	80%	74%

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

Unrealized foreign exchange gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the reporting entity are recorded in other income (expense), net. Additionally, realized gains and losses resulting from transactions denominated in currencies other than the local currency are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company recorded net unrealized and net realized foreign currency transaction gains (losses) during the periods presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net unrealized foreign currency gain (loss)	$(223)	$615	$1,092	$(663)
Net realized foreign currency gain (loss)	518	(310)	254	918

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States and is in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended September 30, 2017 and December 31, 2016.  The Company also held cash in foreign banks of approximately $3.4 million at September 30, 2017 and $3.3 million at December 31, 2016 that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

During the three and nine months ended September 30, 2017 and 2016, no single customer accounted for 10% or more of the Company’s revenue. As of September 30, 2017 and December 31, 2016, no single customer accounted for 10% or more of the accounts receivable balance.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $28.7 million and $35.5 million as of September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of September 30, 2017 and December 31, 2016 consists of a letter of credit of $0.6 million representing collateral for the Company’s Redwood City, California building lease pursuant to an agreement dated March 5, 2015 and certificates of deposit of $0.2 million collateralizing payment of charges related to the Company’s credit cards.

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

The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory that is in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach that has been used to value inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. In addition, the Company determines at times that there may be certain inventory that does not meet its product requirements. As a result of these evaluations, the Company recognized total write downs of $0.3 million and $1.1 million of its inventories for the three months ended September 30, 2017 and 2016, respectively, and $3.7 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively. The Company’s estimation of the future demand for any given particular component of the Senza product may vary and may result in changes in estimates of inventory values in any particular period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through September 30, 2017.

Income Taxes

During the three and nine months ended September 30, 2017 and 2016, the Company calculated its interim tax provision to record taxes incurred on a discrete basis due to the variability of taxable income in the jurisdictions in which it operates. The provision for income taxes for the three and nine months ended September 30, 2017 and 2016 is primarily comprised of foreign and state taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance related to identifying performance obligations and the implementation guidance on licensing.  In May 2016, the FASB issued guidance related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. ASU 2014-09 and the related amendments (collectively, the new revenue standard) may be applied retrospectively to each prior period presented (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will be adopting the new revenue standard using the modified retrospective approach in the first quarter of 2018.  The Company has developed a project plan, established steering and working committees for implementing the guidance, classified customers with varying characteristics into different categories and evaluated contracts with customers from which revenue was recognized in the first half of 2017.  The Company will continue to assess additional customer contracts throughout 2017 and will continue to design changes to business processes and controls, as needed, to comply with the relevant accounting guidelines and additional required disclosures under the new revenue standard.  Although the Company is still in the process of evaluating the full impact the new revenue standard will have on its consolidated financial statements, the Company does not expect the impact to be material based on its initial assessment, as the majority of the Company’s revenue arrangements generally consists of a single performance obligation and the transfer of promised goods or services that allows the Company to recognize revenue at a point in time.  However, assuming all other revenue recognition criteria have been met, the Company may recognize revenue earlier for arrangements where certain documents needed for revenue recognition under the current standard are considered administrative and incidental under the new revenue standard. As the Company continues its evaluation of the new revenue standard, new information may arise that could change the Company’s current understanding of the impact to revenue and expenses to be recognized under the new revenue standard. The Company will adjust its assessment and implementation plans accordingly.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires an entity to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018.  Although the Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures, the Company expects that all of its operating lease commitments with a term will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

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

Balance as of September 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$28,699	$—	$—	$28,699
Commercial paper (ii)	—	75,408	—	75,408
Corporate notes (ii)	—	151,904	—	151,904
Total assets	$28,699	$227,312	$—	$256,011

Balance as of December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$35,510	$—	$—	$35,510
Commercial paper (ii)	—	160,582	—	$160,582
Corporate notes (ii)	—	74,369	—	$74,369
Total assets	$35,510	$234,951	$—	$270,461

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of September 30, 2017 and December 31, 2016, the fair value of the 1.75% convertible senior notes due 2021 was $204.8 million and $183.8 million, respectively.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 6).

4. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$75,432	$2	$(26)	$75,408
Corporate notes	151,981	5	(82)	151,904
Total securities	$227,413	$7	$(108)	$227,312

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$160,729	$6	$(153)	$160,582
Corporate notes	74,430	3	(64)	74,369
Total securities	$235,159	$9	$(217)	$234,951

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of September 30, 2017 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$188,749	$188,690
Amounts maturing after one year through five years	38,664	38,622
Total investment securities	$227,413	$227,312

Inventories (in thousands)

	September 30,	December 31,
	2017	2016
Raw materials	$45,593	$44,862
Finished goods	49,982	40,359
Total inventories	$95,575	$85,221

Property and Equipment, Net (in thousands)

	September 30,	December 31,
	2017	2016
Laboratory equipment	$2,241	$1,567
Computer equipment and software	4,978	2,388
Furniture and fixtures	2,196	2,051
Leasehold improvements	1,221	1,214
Construction in process	687	2,274
Total	11,323	9,494
Less: Accumulated depreciation and amortization	(4,136)	(2,362)
Property and equipment, net	$7,187	$7,132

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Depreciation and amortization expense	$666	$465	$1,774	$1,234

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2017	2016
Accrued payroll and related expenses	$21,043	$17,732
Accrued professional fees	2,409	1,067
Accrued taxes	2,488	2,110
Accrued clinical and research expenses	1,022	1,545
Accrued interest	998	243
Accrued warranty	603	645
Accrued other	2,133	2,686
Total accrued liabilities	$30,696	$26,028

5. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning on June 30, 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually during the final year of the lease term. In December 2016, the Company entered into a first amendment to the lease for an additional approximately 50,000 square feet of office space adjacent to the premises under the original lease (the Expansion Premises), with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commences on the earlier of (i) the date the Company commences business operations in the Expansion Premises, or (ii) the date upon which the Landlord substantially completes certain improvements to, and permitting for, the Expansion Premises (the Commencement Date). The first amendment also extends the lease term for the original premises to terminate on the same date as the amended lease.  Under the first amendment, if the Company is unable to move into the Expansion Premises before the Scheduled Delivery Date, as defined in the amendment, the Company may terminate the lease for the Expansion Premises. In April 2017, the Company entered into a second amendment to the lease for a temporary space for a period beginning in May 2017 and ending on the Commencement Date of the Expansion Premises.  As of September 30, 2017, the Commencement Date of the Expansion Premises has not occurred.

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

The Company recognized rent expense during the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Rent expense	$653	$593	$1,864	$1,800

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and has a limited one- to five-year warranty to most customers.  Activities related to warranty obligations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning balance	$656	$514	$645	$394
Provision for warranty	352	230	945	638
Utilization	(405)	(154)	(987)	(442)
Ending balance	$603	$590	$603	$590

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

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Royalty expense	$665	$606	$1,831	$1,571

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at September 30, 2017 and December 31, 2016.

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

On December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging the Company’s manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering spinal cord stimulation technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the United States District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. As of September 30, 2017, the Company is unable to determine an outcome or potential range of loss. In relation to this lawsuit, on July 21, 2017, the Company filed two petitions for inter partes review of U.S. Patent No. 6,895,280 (the ‘280 patent) and one petition for inter partes review of U.S. Patent No. 7,437,193 (the ‘193 patent) at the U.S. Patent and Trademark Office challenging certain asserted claims of the ‘280 patent and the ‘193 patent, respectively.  The Company also filed a petition for inter partes review of U.S. Patent No. 7,587,241 (the ‘241 patent) at the U.S. Patent and Trademark Office on July 31, 2017 challenging certain asserted claims of the ‘241 patent.

The Company is and may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of its business, including several pending European patent oppositions at the European Patent Office (EPO) initiated by the Company’s competitors Medtronic and Boston Scientific, which the Company does not believe to be material to its business and consolidated financial statements at this stage.

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

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  During the three months ended September 30, 2017, the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended December 31, 2017 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of September 30, 2017, the if-converted value of the 2021 Notes did not exceed the principal value of those notes.

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

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	September 30,	December 31,
	2017	2016
Principal	$172,500	$172,500
Unamortized discount	(25,280)	(29,783)
Unamortized issuance cost	(3,960)	(4,577)
Net carrying amount	$143,260	$138,140

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	September 30,	December 31,
	2017	2016
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Contractual interest expense	$755	$755	$2,264	$898
Amortization of debt discount	1,528	1,438	4,504	1,710
Amortization of debt issuance costs	212	188	616	223
Total interest expense related to the 2021 Notes	$2,495	$2,381	$7,384	$2,831

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

7. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss, basic and diluted	$(6,230)	$(3,886)	$(32,347)	$(21,953)
Weighted average shares outstanding	29,513,842	28,547,789	29,343,291	28,382,147
Less: weighted average shares subject to repurchase	—	(5,029)	(408)	(8,717)
Weighted average shares used to compute basic and diluted net loss per share	29,513,842	28,542,760	29,342,883	28,373,430
Net loss per share, basic and diluted	$(0.21)	$(0.14)	$(1.10)	$(0.77)

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

	September 30,
	2017	2016
Unreleased restricted stock	520,267	276,081
Options to purchase common stock	2,342,965	2,928,391
Total	2,863,232	3,204,472

8. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  For the nine months ended September 30, 2017 and 2016, the Company recorded an expense of $2.0 million and $1.1 million, respectively, for matching contributions.

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

 There were zero and 44,999 shares of common stock issued under the ESPP for the three and nine months ended September 30, 2017, respectively.  There were zero and 42,613 shares of common stock issued under the ESPP for the three and nine months ended September 30, 2016, respectively. Shares available for future purchase under the ESPP were 864,898 at September 30, 2017.

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

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch and, effective January 1, 2016, received a transitional pass-through payment under the Medicare hospital outpatient prospective payment system. In addition, Senza is reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our surgical lead, marketed as the Surpass surgical lead, which we believe will provide us access to approximately an additional 30% of the U.S. SCS market that we previously did not address. The tables below set forth our revenue from U.S. sales, international sales and total sales revenue since the first quarter of 2015 on a quarterly basis and total revenue for each of the past three years and the nine months ended September 30, 2017.

	Q1 2015	Q2 2015	Q3 2015	Q4 2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017	Q2 2017	Q3 2017
	(in millions)
Revenue from U.S. sales	N/A	$0.1	$4.5	$19.8	$29.5	$40.6	$47.2	$56.0	$53.1	$63.0	$66.3
Revenue from international sales	9.7	11.3	10.9	13.3	12.2	14.8	13.7	14.5	15.3	15.0	16.0
Total sales revenue	$9.7	$11.4	$15.4	$33.1	$41.7	$55.4	$60.9	$70.5	$68.4	$78.0	$82.3

	2014	2015	2016	Nine Months Ended September 30, 2017
	(in millions)
Total revenue	$32.6	$69.6	$228.5	$228.7

Since inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of September 30, 2017 was $253.5 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

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

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of Senza and the related implant procedure for patients. The revenue we are able to generate from sales of Senza depends in large part on the availability of reimbursement from such payors. While we currently have a favorable reimbursement decision from federal Medicare, decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policies. These payors may deny reimbursement if they determine that the device or procedure was not used in accordance with the payor’s coverage policy, is subject to individual plan benefit limitations or is investigational and/or experimental.  A significant component of our commercial efforts include working with private payors to ensure positive coverage and reimbursement decisions for Senza. While favorable reimbursement decisions from federal Medicare and certain commercial payors, such as Aetna, Cigna, Humana and Kaiser, have contributed to our increase in revenue to date, certain regional Blue Cross Blue Shield plans have historically denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. We continue to engage in efforts to educate payors on the advantages of HF10 therapy, and as a result of these efforts, the Blue Cross Blue Shield Association updated their policy earlier this year, stating that high-frequency stimulation “results in a meaningful improvement in net health outcomes.”  Although the largest commercial payors and federal Medicare cover Senza, there can be no assurance that all private health insurance plans will cover the product.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

Inventory Buildup and Supply Chain Management

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have substantially increased our levels of inventory. As a result, we have incurred significant uses of cash associated with the increases in our inventory, which includes satisfying certain minimum purchase obligations, as demand for Senza in the United States is developing. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the nine months ended September 30, 2017 and the year ended December 31, 2016, wherein we recorded a write down of inventory of $3.4 million and $3.7 million, respectively. Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over- or under-estimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to expand into new indications and chronic pain conditions for Senza, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, in early 2017, we commenced a controlled commercial launch of Surpass, our surgical lead product, and we are currently investing in product improvements to Senza, including enhanced MRI capabilities and a next generation IPG. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate HF10 efficacy, safety and cost effectiveness through clinical data are all critical to increasing the adoption of HF10 therapy.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. There have been no significant or material changes in our critical accounting policies during the three months ended September 30, 2017.

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

Operating Expenses

Our operating expenses consist of R&D expense, and sales, general and administrative (SG&A) expense. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, bonus incentives, benefits, stock-based compensation and sales commissions. We expect operating expenses to increase in absolute dollars, as we continue to invest in growing our business.

Research and Development. R&D costs are expensed as incurred. R&D expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation expenses for our R&D employees. R&D expense also includes costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors and consultants, equipment and software to support our development, facilities and information technology. We expect R&D expense to increase in absolute dollars as we continue to develop product enhancements to Senza and develop our HF10 therapy to treat other chronic pain indications, including conducting additional clinical studies such as chronic upper limb and neck pain, painful neuropathies and non-surgical refractory back pain. Our R&D expenses may fluctuate from period to period due to the timing and extent of our R&D and clinical trial expenses.

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,
	2017	2016	Change
(in thousands)
Revenue	$82,256	$60,922	$21,334
Cost of revenue	24,316	19,235	5,081
Gross profit	$57,940	$41,687	$16,253
Gross margin	70%	68%	2%

Revenue. Revenue increased to $82.3 million in the three months ended September 30, 2017 from $60.9 million in the three months ended September 30, 2016, an increase of $21.3 million, or 35%. The revenue increase was primarily due to a period over period increase of Senza system sales in the United States, which was $66.3 million in the three months ended September 30, 2017, compared to $47.2 million in the three months ended September 30, 2016, as well as continued adoption of the Senza system in our international markets.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $24.3 million in the three months ended September 30, 2017 from $19.2 million in the three months ended September 30, 2016, an increase of $5.1 million, or 26%.  This was primarily due to a $5.6 million increase in the costs of manufactured product components as sales volumes increased in the most recent period, offset by a decrease of $0.8 million in charges related to inventory-related writedowns. Gross profit increased to $57.9 million in the three months ended September 30, 2017 from $41.7 million in the three months ended September 30, 2016, an increase of $16.3 million, or 39%. Gross profit as a percentage of revenue, or gross margin, increased to 70% in the three months ended September 30, 2017, compared to 68% in the three months ended September 30, 2016. The gross margin increase is primarily attributed to a decrease in charges related to inventory-related writedowns.

Operating Expenses

	Three Months Ended September 30,
	2017		2016
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$9,381	11%	$7,923	13%	$1,458
Sales, general and administrative	52,977	64%	35,636	58%	17,341
Total operating expenses	$62,358	76%	$43,559	71%	$18,799

Research and Development Expense. R&D expense increased to $9.4 million in the three months ended September 30, 2017 from $7.9 million in the three months ended September 30, 2016, an increase of approximately $1.5 million, or 18%.  The increase in R&D expense reflects an increase in headcount and related personnel and consulting costs of $1.5 million.

Sales, General and Administrative Expense. SG&A expense increased to $53.0 million in the three months ended September 30, 2017 from $35.6 million in the three months ended September 30, 2016, an increase of $17.3 million, or 49%.  This increase was primarily due to an increase in personnel costs of $10.6 million in connection with an increase in headcount to support our continued U.S. commercial launch and increased training and conference-related expense of $1.1 million.  Additionally, there was a net increase in professional expenses, primarily associated with intellectual property litigation legal fees of $4.6 million incurred in the three months ended September 30, 2017.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended September 30,
	2017	2016	Change
(in thousands)
Interest income	$808	$556	$252
Interest expense	(2,497)	(2,381)	(116)
Other income (expense), net	251	259	(8)
Provision for income taxes	374	448	(74)

Interest Income. Interest income increased to $0.8 million in the three months ended September 30, 2017 from $0.6 million in the three months ended September 30, 2016, primarily as a result of the increase in average investment balances as well as average investment return rates.

Interest Expense. Interest expense increased to $2.5 million in the three months ended September 30, 2017 from $2.4 million in the three months ended September 30, 2016, primarily as a result of the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in September 2016.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $0.3 million in each of the three months ended September 30, 2017 and 2016.

Provision for Income Taxes. Income tax expense was $0.4 million in each of the three months ended September 30, 2017 and 2016. The income tax expense for the three months ended September 30, 2017 was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Comparison of the nine months ended September 30, 2017 and 2016

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2017	2016	Change
(in thousands)
Revenue	$228,711	$157,973	$70,738
Cost of revenue	70,530	53,741	16,789
Gross profit	$158,181	$104,232	$53,949
Gross margin	69%	66%	3%

Revenue. Revenue increased to $228.7 million in the nine months ended September 30, 2017 from $158.0 million in the nine months ended September 30, 2016, an increase of $70.7 million, or 45%. The revenue increase was primarily due to a period over period increase of Senza system sales in the United States, which was $182.4 million in the nine months ended September 30, 2017, compared to $117.3 million in the nine months ended September 30, 2016, as well as continued adoption of the Senza system in our international markets.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $70.5 million in the nine months ended September 30, 2017 from $53.7 million in the nine months ended September 30, 2016, an increase of $16.8 million, or 31%.  This was primarily due to a $13.5 million increase in the costs of manufactured product components as sales volumes increased in the most recent period, as well as an increase of $0.9 million in charges related to inventory related write-downs. Gross profit increased to $158.2 million in the nine months ended September 30, 2017 from $104.2 million in the nine months ended September 30, 2016, an increase of $53.9 million, or 52%. Gross profit as a percentage of revenue, or gross margin, increased to 69% in the nine months ended September 30, 2017, compared to 66% in the nine months ended September 30, 2016. The gross margin increase is primarily attributed to a decrease in the underlying cost of components sold.

Operating Expenses

	Nine Months Ended September 30,
	2017		2016
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$27,617	12%	$22,453	14%	$5,164
Sales, general and administrative	157,971	69%	98,591	62%	59,380
Total operating expenses	$185,588	81%	$121,044	77%	$64,544

Research and Development Expense. R&D expense increased to $27.7 million in the nine months ended September 30, 2017 from $22.5 million in the nine months ended September 30, 2016, an increase of $5.2 million, or 23%.  The increase in R&D expense reflects an increase in headcount and related personnel and consulting costs of $4.9 million.

Sales, General and Administrative Expense. SG&A expense increased to $158.0 million in the nine months ended September 30, 2017 from $98.6 million in the nine months ended September 30, 2016, an increase of $59.4 million, or 60%.  This increase was primarily due to an increase in personnel costs of $37.5 million in relation to an increase in headcount to support our continued U.S. commercial launch, increased training and conference-related expense of $4.6 million, increased travel, marketing and associated supply costs of $3.5 million and additional hardware, software, facilities and bad debt expense of $2.6 million. Additionally, there was an increase in professional expenses, primarily associated with intellectual property litigation legal fees of $11.0 million incurred in the nine months ended September 30, 2017.

Interest Income, Interest Expense and Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

	Nine Months Ended September 30,
	2017	2016	Change
(in thousands)
Interest income	$2,264	$1,066	$1,198
Interest expense	(7,386)	(3,995)	(3,391)
Other income (expense), net	1,198	96	1,102
Loss on extinguishment of debt	—	(1,268)	1,268
Provision for income taxes	1,016	1,040	(24)

Interest Income. Interest income increased to $2.3 million in the nine months ended September 30, 2017 from $1.1 million in the nine months ended September 30, 2016, primarily as a result of the increase in average investment balances as well as average investment return rates.

Interest Expense. Interest expense increased to $7.4 million in the nine months ended September 30, 2017 from $4.0 million in the nine months ended September 30, 2016, primarily as a result of the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in September 2016.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $1.3 million in the nine months ended September 30, 2017, compared to a gain of $0.3 million in the nine months ended September 30, 2016.

Loss on Extinguishment of Debt. We repaid all outstanding obligation under our 2014 credit facility in the nine months ended September 30, 2016.  The difference between the total payment to the lenders and the net carrying amount of the obligation recorded on our balance sheet was recorded as a loss on extinguishment of debt.

Provision for Income Taxes. Income tax expense was $1.0 million in each of the nine months ended September 30, 2017 and 2016. The income tax expense for the nine months ended September 30, 2017 was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowing under our credit facility, which we have subsequently repaid, and the issuance of convertible senior notes due 2021 in June 2016. At September 30, 2017, we had cash, cash equivalents and short-term investments of $271.4 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

In June 2016, we paid the outstanding principal and repayment fees under our credit facility with Capital Royalty Partners and certain of its affiliates and terminated the credit facility.  As of September 30, 2017, we do not have a credit facility in place.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2017	2016
(in thousands)
Net cash provided by (used in)
Operating activities	$(11,830)	$(42,861)
Investing activities	5,438	(141,153)
Financing activities	8,605	140,091
Effect of exchange rate on cash flows	423	(380)
Net increase (decrease) in cash and cash equivalents	$2,636	$(44,303)

Cash Used in Operating Activities. Net cash used in operating activities was $11.8 million in the nine months ended September 30, 2017, compared to $42.9 million in the nine months ended September 30, 2016. In the nine months ended September 30, 2017, net cash used in operations was primarily a result of the net losses recorded during the period of $32.3 million, as well as increases in inventories of $13.4 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $18.9 million, increases in accounts payable and accrued liabilities of $6.2 million, non-cash interest expense of $5.1 million and write-downs of inventory of $3.7 million. In the nine months ended September 30, 2016, net cash used in operations was primarily a result of the net losses recorded during the period of $22.0 million, as well as increases in our prepaid expenses and other current assets of $2.8 million and net decreases in our accounts payable and accrued liabilities of $2.3 million.  We also had increases in our accounts receivable of $19.2 million and our inventories of $14.0 million as we build inventories, both in relation to our continued U.S. commercial launch.  These changes were partially offset by the recording of non-cash stock based compensation expense of $10.4 million, write-downs of inventory of $2.8 million and non-cash interest expense of $2.0 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds of investments of $7.9 million in the nine months ended September 30, 2017, compared to net purchases of investments of $138.7 million in the nine months ended September 30, 2016, primarily from the proceeds received from the issuance of convertible debt. We additionally purchased $2.5 million and $2.4 million of property and equipment in the nine months ended September 30, 2017 and 2016, respectively.

Cash Provided by Financing Activities. Cash provided by financing activities was $8.6 million in the nine months ended September 30, 2017 due to cash received from the exercise of options to purchase shares of common stock.  Cash provided by financing activities was $140.1 million in the nine months ended September 30, 2016. The majority of this cash was provided by the issuance of convertible debt of $172.5 million. Additionally, we received proceeds of $5.2 million from the issuance of common stock from stock option exercises. The cash received from these activities was offset by a net $12.0 million cost of convertible note hedge and warrant transactions, which included the $45.1 million purchase of convertible note hedges and proceeds of $33.1 million related to the sale of warrants. Convertible debt issuance costs were $6.2 million, and $19.5 million was used in relation to the repayment of the credit facility.

Contractual Obligations and Commitments

We have lease obligations consisting of operating leases for our principal offices, which expire as set forth below, and for our warehouse space that expire in 2022, as well as for office space in Switzerland that expire in 2019.

In March 2015, we entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning in June 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually in the final year of the lease term.  In December 2016, we entered into a first amendment to the lease for an additional approximately 50,000 square feet of office space adjacent to the premises under the original lease (the Expansion Premises) with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commences on the earlier of the following dates (the Commencement Date): (i) the date we commence business operations in the Expansion Premises or (ii) the date upon which the landlord for the Expansion Premises substantially completes certain improvements to, and permitting for, the Expansion Premises. The first amendment also extends the lease term for the original premises to terminate on the same date as the amended lease, which is the last day of the calendar month following the date that is 84 months after the Commencement Date.  Under the first amendment, if we are unable to move into the Expansion Premises before the Scheduled Delivery Date, as defined in the amendment, we may terminate the lease for the Expansion Premises.  In April 2017, we entered into a second amendment to the lease for a temporary space for a period beginning in May 2017 and ending on the Commencement Date of the Expansion Premises.  As of September 30, 2017, the Commencement Date of the Expansion Premises has not occurred. See Note 5, Commitments and Contingencies, to the condensed consolidated financial statements for additional information.

In August 2014, we entered into a facility lease for warehouse space beginning on August 21, 2014 through May 31, 2015.  In March 2015, we extended our warehouse lease through February 2017, at which time the lease terminated.

In February 2017, we entered into a separate non-cancellable facility lease for warehouse space beginning March 1, 2017 through February 28, 2022, under which we are obligated to pay approximately $0.4 million in lease payments over the term of the lease.

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of September 30, 2017, we had minimum annual purchase commitments $2.3 million remaining due in 2017, $5.7 million due in each of 2018 and 2019, $5.6 million due in 2020 and $5.5 million due in 2021.

As of September 30, 2017, our contractual obligations related to the 2021 Notes are interest payments of $1.5 million remaining in 2017 and $3.0 million due each year from 2018 through 2020, as well as payments in interest and principal totaling $174.0 million due in 2021.

Off-Balance Sheet Arrangements

Through September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 5 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2017, we had cash and cash equivalents of $44.0 million, consisting of cash and money market funds, and short-term investments of $227.3 million, consisting of commercial paper and corporate notes. We maintained investments in money market funds that were not federally insured in the nine months ended September 30, 2017 and additionally held cash in foreign banks of approximately $3.4 million at September 30, 2017 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro, and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction gain of $1.3 million in the nine months ended September 30, 2017 and gains of $0.3 million in the nine months ended September 30, 2016. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the three months ended September 30, 2017 would have affected the Company’s net loss by approximately 18%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are, and may from time to time continue to be, involved in various legal proceedings of a character normally incident to the ordinary course of our business, including several pending European patent oppositions at the European Patent Office initiated by our competitors Medtronic and Boston Scientific, which we do not believe to be material to our business and consolidated financial statements at this stage.

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. In May 2015, the FDA approved our PMA to market Senza in the United States and we commenced commercial sales in the United States in mid-2015. We expect to continue to incur losses as we build our U.S. commercial sales force and continue our commercial launch in the United States, as well as continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $32.3 million for the nine months ended September 30, 2017 and net losses of $31.8 million and $67.4 million for the years ended December 31, 2016 and 2015, respectively. As of September 30, 2017, our accumulated deficit was $253.5 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. For example, we have recently filed a complaint against Boston Scientific alleging patent infringement, and Boston Scientific Corporation followed by filing a complaint against us alleging patent infringement.  These lawsuits may result in substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are substantially dependent on continued market acceptance in the United States for our HF10 therapy, and the failure of our HF10 therapy to continue to gain market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and HF10 therapy for the treatment of chronic leg and back pain. Prior to mid-2015, our revenue was derived nearly entirely from sales of Senza in Europe and Australia. Although we received approval of our PMA in May 2015, we are still in the relatively early stages of our commercialization efforts in the United States and have a limited history of commercializing our product in the United States. We have incurred, and anticipate we will in the future incur, significant costs, including costs to continue to build our sales force in order to sustain our commercial sales in the United States. If we are unable to continue to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for Senza. Because we do not have any other products currently in development, if we are unsuccessful in our continuing efforts to commercialize Senza or are unable to market Senza as a result of a quality problem, failure to maintain or obtain additional regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our HF10 therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

We also have relatively limited experience engaging in commercial activities and limited established relationships with physicians and hospitals as well as third-party suppliers on whom we depend for the manufacture of our product. We may be unable to gain broader market acceptance in the countries in which we have already begun to commercialize Senza, including the United States, for a number of reasons, including:

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. While favorable reimbursement decisions from federal Medicare and certain commercial payors, such as Aetna, Cigna, Humana and Kaiser, have contributed to our increase in revenue to date, certain regional Blue Cross Blue Shield plans have historically denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. We continue to engage in efforts to educate payors on the advantages of HF10 therapy, and as a result of these efforts, the Blue Cross Blue Shield Association updated their policy earlier this year, stating that high-frequency stimulation “results in a meaningful improvement in net health outcomes.”  However, there can be no assurance that all private health insurance plans will cover the product.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

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

Our revenue from international markets has increased from $18.2 million for the year ended December 31, 2012 to $55.2 million for the year ended December 31, 2016 on the basis of our sales of Senza in Europe and Australia; however, we do not expect to continue this rate of revenue growth in these international markets. Due to our current penetration in these markets, we expect our revenue to stay stable in these international markets and not grow at the rate it did historically. Furthermore, given our relatively recent commercialization in the United States, we have not developed an extended history of payment and therefore we may encounter difficulties in collecting receivables related to our U.S. sales.

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

Traditional SCS has been commercialized since 1967, while we only began commercializing Senza internationally in 2010 and in the United States since May 2015. Because we have a relatively limited commercial track record compared to our competitors and Senza has been implanted in patients for significantly less time than our competitors’ products, physicians may be slower to adopt or recommend Senza. Further, while we believe our international commercial experience and relatively recent U.S. commercial experience, and our European two-year study and U.S. pivotal study support the safety and effectiveness of our HF10 therapy, future studies or patient experience over a longer period of time may indicate that treatment with our HF10 therapy does not achieve non-inferiority status as compared to treatment with competitive products or that our HF10 therapy causes unexpected or serious complications or other unforeseen negative effects. Such results would likely slow the adoption of Senza and significantly reduce our sales, which would harm our business and adversely affect our results of operations.

Furthermore, if patients with traditional SCS implantations were to experience unexpected or serious complications or other unforeseen effects, the market for Senza may be adversely affected, even if such effects are not applicable to Senza.

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.

In 2010, we began selling Senza in Europe and, in August 2011, we began selling Senza in Australia. As of September 30, 2017, we sell Senza directly in Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in the Netherlands, Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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

The enactment of legislation in the United States implementing changes in taxation or the adoption of other U.S. tax reform or trade policies may have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations.  Among other things, proposed tax reforms in the United States may result in significant changes to current U.S. tax rules and regulations. These potential changes may have an adverse effect on our business, financial conditions and results of operations.

We are unable to predict whether such changes in tax law will occur and, if so, the impact of such changes. Proposals for tax and other reform which could have significant (and adverse) effects on us are under evaluation by various legislative and administrative bodies, making it nearly impossible to accurately determine the overall impact of such proposals.  Changes in U.S. tax or other laws (including changes to or new regulations promulgated by the U.S. Internal Revenue Service and the U.S. Department of the Treasury) and U.S. trade policies could materially and adversely impact our effective tax rate, increase our costs and reduce the competitiveness of our products.

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

We believe that establishing and strengthening the Nevro and Senza brands is critical to achieving widespread acceptance of HF10 therapy, particularly because of the highly competitive nature of the market for SCS products. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable product for successful treatment of chronic leg and back pain. Additionally, we believe the quality and reliability of our product is critical to building physician support of this new therapy in the United States and any negative publicity regarding the quality or reliability of Senza could significantly damage our reputation in the market. Further, given the established nature of our competitors, and our relatively recent commercial launch in the United States, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our HF10 therapy may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

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

We have been growing rapidly in recent periods and have a relatively short history of operating as a commercial company. As an organization, we have only relatively recently commercially launched our product in the United States and commenced a sales representative training program. A commercial launch and training program of this size is a significant undertaking that requires substantial financial and managerial resources. We intend to continue to grow and may experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. In particular, the hiring of our direct sales force in the United States requires significant management, financial and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

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

Further, the sale, advertising and promotion of our products is currently subject to EEA Member States laws implementing Directive 93/42/EEC concerning Medical Devices (the EU Medical Devices Directive).  After May 25, 2020, the EU Medical Devices Directive will be replaced by the EU Medical Device Regulation, which restructures the EU’s medical device regulatory framework and may impose increased compliance obligations for us to access the EU market.  We are also subject to Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. EEA Member State legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national Codes of Conduct provide guidelines on the advertising and promotion of our products and may impose limitations on our promotional activities with healthcare professionals.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For instance, on January 20, 2017, President Trump signed an Executive Order stating it is his Administration’s policy to seek prompt repeal of the ACA and directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 12, 2017, President Trump signed another Executive Order directing federal agencies to expand access to alternative health plans and health reimbursement arrangements, and the U.S. Department of Health and Human

Services announced that it would immediately cease making Cost-Sharing Reduction (CSR) payments to issuers of qualified health plans.  Congress also could consider subsequent legislation to replace elements of the ACA that may be repealed, or could appropriate funding for CSR payments. At this time, the full effect that the ACA, the Executive Orders, the halting of CSR payments, and any subsequent legislation would have on our business remains unclear. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact demand for our product.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes could decline. As of September 30, 2017, we had outstanding a total of approximately 29.6 million shares of common stock and approximately 6.7 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes could decline.

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

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

10.1	Third Amendment to the Product Supply and Development Agreement, dated as of September 15, 2017, by and between the Company and EaglePicher Medical Power, LLC.				X

10.2*	First Amendment to the Manufacturing and Supply Agreement, dated as of September 30, 2017, by and between the Company and Vention Medical Design and Development, Inc.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

NEVRO CORP.
(Registrant)

Date: November 6, 2017	/s/ RAMI ELGHANDOUR
Rami Elghandour
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2017	/s/ ANDREW H. GALLIGAN
Andrew H. Galligan
Chief Financial Officer (Principal Financial and Accounting Officer)