Form 10-K
period 2017-12-31
NEVRO CORP
filed 2018-02-22
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,952 million based on the closing sale price for the registrant’s common stock on The New York Stock Exchange on that date of $74.43 per share.

As of February 14, 2018, there were 29,837,041 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2017.

NEVRO CORP.

PART I

ITEM 1. BUSINESS

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza® spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain. Our proprietary paresthesia-free HF10TM therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy with it being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has limited efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy.  We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.0 billion existing global SCS market by treating both back and leg pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) which supports the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our new surgical lead, marketed as the SurpassTM surgical lead, which we believe will provide us access to approximately an additional 30% of the U.S. SCS market. In January 2018, we received FDA approval for our next generation Senza IITM SCS system.  The tables below set forth our revenue from U.S. and international sales the past three years on a quarterly basis and total revenue for each of the past four years.

	Q1 2015	Q2 2015	Q3 2015	Q4 2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Revenue from:	(in millions)
U.S. sales	N/A	$0.1	$4.5	$19.8	$29.5	$40.6	$47.2	$56.0	$53.1	$63.0	$66.3	$81.1
International sales	9.7	11.3	10.9	13.3	12.2	14.8	13.7	14.5	15.3	15.0	16.0	16.9
Total revenue	$9.7	$11.4	$15.4	$33.1	$41.7	$55.4	$60.9	$70.5	$68.4	$78.0	$82.3	$98.0

	2014	2015	2016	2017
	(in millions)
Total revenue	$32.6	$69.6	$228.5	$326.7

With a primary focus on treating leg pain, the global market for SCS therapy was estimated to be approximately $2.0 billion in 2017.  We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and potentially help expand that market to approximately $2.7 billion by 2020. The United States represents approximately 80% of this global market due in part to governmental reimbursement restraints in international markets. We believe that due to factors such as an aging population and an increasing number of failed back surgeries, there is continuing opportunity for an SCS therapy that effectively treats back pain to increase the size of the existing SCS market over time.

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

We believe we have built competitive advantages through our proprietary technology, clinical evidence base, strong track record of execution with over 28,000 patients implanted with Senza, extensive intellectual property and a proven management team with substantial neuromodulation experience. With the well-demonstrated superior efficacy of our HF10 therapy, we aim to continue to drive adoption and penetration in the U.S. market, which represents the largest opportunity in SCS, and expand patient access to HF10 therapy by investing in the development of evidence for new indications such as chronic upper limb and neck pain, painful neuropathies and non-surgical refractory back pain.

Market Overview

Existing Treatments for Chronic Pain and Limitations

Chronic pain has been defined as pain that lasts longer than the time required for tissues to heal, which is often considered to be three months.  Patients who present with chronic pain are typically placed on a treatment progression plan. Initial medical management typically includes behavioral modification, exercise, physical therapy and over-the-counter analgesics and non-steroidal anti-inflammatory drugs. When early stage medical management is not sufficient for the treatment of chronic leg and back pain, patients may progress to interventional techniques including steroid injections or nerve blocks. Patients who do not respond to these more conservative treatments are considered candidates for more advanced therapies.  These more advanced therapies include spine surgery, treatment with oral opioids and SCS.  Spine surgery, while a common invasive procedure, can result in complications such as Failed Back Surgery Syndrome (FBSS) a condition where pain persists despite the procedure, and spinal surgery often fails to treat certain types of chronic pain such as severe neuropathic back pain.  Oral opioids, while reducing the patient’s perception of pain, lack clinical evidence to support long-term usage and can cause multiple complications and side-effects including nausea, vomiting and dizziness.  Further, opioids present a high risk of addiction and abuse.

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

A key part of the permanent system is the implantable pulse generator (IPG) which is a miniaturized version of the external stimulator. The IPG should provide the patient with multiple years of use and can be either rechargeable or non-rechargeable. Due to payor constraints in certain European countries, the transition from primary cell IPGs to rechargeable IPGs has been slow in those markets. In the United States and Australia, the majority of IPGs implanted are rechargeable.

Traditional SCS products have required paresthesia to provide pain relief, and consequently, paresthesia coverage has been used as a surrogate metric for successful pain relief. Paresthesia is often considered unpleasant or uncomfortable and is sometimes made worse by a shocking or jolting sensation with changes in posture. Unpleasant sensations can be caused by lead movement closer to the spinal cord or away from it as the patient moves, resulting in variation in paresthesia intensity. Paresthesia is also a constant reminder of the patient’s chronic condition. Due to the distraction of paresthesia, patients with traditional SCS devices are instructed not to drive or operate machinery when the device is active. Medtronic plc (Medtronic) has released a survey showing that 71% of patients find paresthesia uncomfortable at times. As such, innovation in the SCS market has historically focused on technologies that optimize traditional SCS therapy’s ability to create more precise paresthesia fields. Even with successful paresthesia coverage, patients still may not receive pain relief or often lose pain relief after a period of time.

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

Traditional SCS technology involves the delivery of low frequency electrical impulses, or waveforms, to the spinal cord.  Recent developments in traditional SCS have resulted in alternative waveforms, some of which are variations of low frequency waveforms.  For example, Abbott Laboratories has developed a SCS system that offers an alternate low frequency waveform called BurstDR.  Medtronic is testing a high-density programming approach. Additionally, Boston Scientific recently presented the results of a sub-threshold therapy through their Whisper study.

Our Solution for Chronic Pain

HF10 Therapy

Our HF10 therapy is designed to deliver innovative neuromodulation solutions for treating chronic pain based on what we believe to be the best clinical evidence available. By overcoming many of the limitations of traditional SCS therapy, our HF10 therapy offers superior efficacy for patients and provides significant advantages to physicians and hospitals. We believe the advantages of our proprietary HF10 therapy over traditional SCS include:

•

Demonstrated superior efficacy data for both leg and back pain: In our SENZA-RCT pivotal study, HF10 therapy was demonstrated to provide significant and sustained back pain relief in addition to leg pain relief. HF10 therapy was shown in both number of patients that respond and in treatment efficacy to be superior to traditional SCS therapy as it is nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain. Our SENZA-RCT study, along with the previously completed European studies, represent what we believe is the most robust body of clinical evidence for any SCS therapy. We believe that the superior efficacy results and robust data provided in our pivotal clinical trials will drive increased adoption of our HF10 therapy among patients, payors and providers and may enable us to gain significant market share in the approximately $2.0 billion existing global SCS market in 2017, which is primarily based on treating leg pain. In addition, we believe our efficacy data in back pain will allow us to expand the SCS market under current reimbursement regimes by meeting demand from back pain patients who are largely untreated by traditional SCS therapies.

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

Our Growth Strategy

Our mission is to be the neuromodulation leader in the treatment of chronic pain by developing innovative, evidence-based solutions. To accomplish this objective we intend to:

•

Drive adoption of HF10 therapy through a world-class sales and marketing organization: We will continue to build our worldwide sales organization consisting of direct sales representatives and, in some international markets, a network of distributors and sales agents. In particular, we are continuing to make significant investments in building our U.S. commercial infrastructure and sales force. This is a lengthy process that requires significant investment to recruit and train qualified sales representatives. Following initial training for Senza, our sales representatives typically require lead time in the field to grow their network of accounts and produce sales results. Successfully recruiting and training a sufficient number of productive sales representatives is required to achieve our expected growth rate. Our sales representatives target physician specialties involved in SCS treatment decisions, including neurosurgeons, physiatrists, interventional pain specialists and orthopedic spine surgeons. Further, we expect that our direct sales force will target the approximately 2,400 hospitals and outpatient surgery centers at which we believe an estimated 90% of SCS procedures in the United States are performed. To complement our sales representatives, we intend for our marketing and reimbursement teams to drive HF10 therapy adoption through creating awareness and demand among additional stakeholders involved in the SCS treatment decision, including third-party payors, hospital administrators, and patients and their families. Internationally, we plan to increase coverage in certain of our existing markets by continuing the expansion of our direct sales force.

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

•

Invest in research and development to drive innovation: We are extending our novel and proprietary technologies into a series of product enhancements with the goal of improving the treatment of chronic pain. Product enhancements have recently included a next-generation IPG and enhanced MRI capability, both of which were approved in Europe in 2017, with the next-generation IPG, or Senza II, gaining approval by the FDA in January 2018.  Further, we have commercially launched our surgical leads, marketed as the Surpass surgical lead, which we believe will give access to approximately 30% of the U.S. SCS market that we previously did not address fully without the surgical lead. We also expect to continue developing enhancements to Senza to further increase performance and introduce new benefits including next generation IPGs and enhanced MRI capabilities.  We believe that further product enhancements if and when completed will drive continued adoption of our technology platform and further validate the advantages and benefits of our HF10 therapy.

•

Scale our business to achieve cost and production efficiencies: We plan to improve the efficiency of our third-party manufacturing processes, which we believe will lower our per unit manufacturing cost. We expect to continue to scale our manufacturing operations as we expand Senza sales volumes in the United States.

Growth Opportunities in Other Chronic Pain Indications

We plan to use our platform technology to generate evidence on HF10 therapy for use in other chronic pain indications, including chronic upper limb and neck pain, non-surgical back pain, and painful neuropathies. There can be no assurance that we will be successful in generating evidence for HF10 therapy in other indications or in receiving additional regulatory approvals and reimbursement coverage to promote Senza and HF10 therapy for use in other indications. Below are three areas where preliminary results have been promising:

Chronic Upper Limb and Neck Pain

Chronic neck pain with or without upper limb pain is prevalent in 48% of women and 38% of men in the general adult population, with persistent complaints in 22% of women and 16% of men. Multiple treatments currently exist in the market today, such as epidural injections, but there is a lack of clinically efficacious treatments for some patients. In addition, there has been a very small body of evidence published on the application of SCS in chronic neck pain and upper limb pain by placing the leads in the cervical spine. The evidence has suggested limited therapeutic response when traditional SCS therapy is used, where the paresthesia in the cervical spine associated with traditional SCS therapy can create intolerable discomfort, limiting its viability. We believe Senza can overcome this barrier due to its ability to deliver pain relief without paresthesia, combined with its demonstrated superior efficacy relative to the traditional SCS for back and leg pain. The latest results from our SENZA Upper Limb and Neck study, which were presented at the North America Neuromodulation Society (NANS) conference in January 2018, demonstrated a 79% overall responder rate for 42 patients at three months. Further, average neck pain scores (as measured on the Visual Analog Scale (VAS)) declined from 7.6 (n=42) at baseline to 2.6 (n=42) at three months. For upper limb pain, average VAS scores declined from 7.1 (n=19) at baseline to 2.1 (n=24) at three months.

Non-Surgical Back Pain

One of the most common uses for SCS is for neuropathic pain conditions such as FBSS. The incidence of patients that will develop FBSS following lumbar spinal surgery is estimated to be within the range of 10% to 40%. However, in addition to having applicability for treating FBSS patients, there is a potential for SCS to provide benefit for patients suffering from chronic pain who are not surgical candidates.  HF10 therapy could provide an attractive treatment option for these patients, as a subset analysis of non-surgical patients from our SENZA-RCT and European studies, respectively, found a decrease in back pain VAS scores from 7.2 to 2.5 (12 months, n=11) and 8.1 to 3.4 (24 months, n=14), as well as a decrease in leg pain VAS scores from 7.1 to 2.3 (12 months, n=11) and 5.9 to 2.8 (24 months, n=14). More recent results in patients who were not candidates for major spine surgery and treated with HF10 therapy in a study led by Dr. Adnan Al-Kaisy demonstrated similar promising results. In this study, patients experienced reduced back pain VAS and Oswestry Disability Index (ODI) scores from baseline of 87% and 63% respectively at 36 months (n=17). In addition to pain reduction and reduced disability, a reduction in opioid use was observed with 90% of the patients using opioids at the start of the study compared to 12% at the end of the study. The results of this study led to the initiation of the SENZA-NSRBP RCT which will compare HF10 therapy delivered in conjunction with conventional medical management (CMM) to CMM alone in non-surgical refractory back pain (NSRBP) patients.

Painful Neuropathies

The American Chronic Pain Association estimates that more than 15 million people in the United States and Europe have some degree of neuropathic pain. More than two out of every 100 people are estimated to have peripheral neuropathy, with the incidence rate increasing to eight in every 100 for people aged 55 or older. The diminished quality of life and increased disability associated with peripheral neuropathy results in significant workforce and healthcare costs. Various treatments currently exist, but have limited efficacy. As such, we have initiated an initial study to determine if HF10 therapy could help this patient group. Preliminary results of a prospective, multicenter feasibility study treating chronic intractable pain of the limbs from peripheral polyneuropathy using HF10 therapy demonstrated a decrease in mean VAS pain score from 7.5 at baseline (N=18) to 2.3 at three months post-implant, with 76% of subjects deemed responders (abstract presented at NANS in January 2018). The results from this study led to the initiation of the SENZA-PDN RCT which will compare HF10 therapy to conventional medical management for patients suffering from painful diabetic neuropathy.

The results we have seen in these chronic pain conditions are consistent with those of our back and leg pain results as seen in the below chart. These initial results led to the initiation of the SENZA-NSRPB and SENZA-PDN RCTs to further build the evidence base for these pain etiologies.

1.

Al-Kaisy A, et al. Sustained effectiveness of 10 kHz high-frequency spinal cord stimulation for patients with chronic, low back pain: 24-month results of a prospective multicenter study. Pain Med. 2014;15:347-354.

2.

1. Kapural L, et al. Comparison of 10-kHz High-Frequency and Traditional Low-Frequency Spinal Cord Stimulation for the Treatment of Chronic Back and Leg Pain: 24-month Results from a Multicenter, Randomized, Controlled Pivotal Trial. Neurosurgery. Published 09 2016 [Epub ahead of Print].

3.

Al-Kaisy, Adnan, Palmisani, Stefano, Smith, Thomas E. Carganillo, Roy, Houghton, Russell, Pang, David, Burgoyne, William, Lam, Khai, Lucas, Jonathan.  Long-Term Improvements in Chronic Axial Low Back Pain Patients Without Previous Spinal Surgery: A Cohort Analysis of 10-kHz High-Frequency Spinal Cord Stimulation over 36 Months. Pain Medicine 2017; 0: 1–8

4.	Internatl data on file to be presented at NANS 2018. SENZA-ULN , ULN-AUS ,PPN Feasibility. Studies ongoing.

Clinical Data

To support development of our proprietary HF10 therapy, the technology was evaluated in preclinical studies and further studied in prospective clinical trials, some of which have been published. Key highlights of our SENZA-RCT pivotal study are as follows:

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

•

HF10 therapy provided a 69.2% reduction in back pain as measured by VAS, versus 44.2% for traditional SCS therapy, at three months, results that were superior. The superiority of HF10 therapy for reducing back pain was maintained through the 24-month follow-up period of the study.  HF10 therapy provided a 72.8% reduction in leg pain as measured by VAS, versus 51.5% for traditional SCS therapy, at three months, results that were superior. The superiority of HF10 therapy for reducing leg pain was maintained through the 24-month follow-up period of the study.  Superiority of HF10 therapy to traditional SCS therapy demonstrated for both back and leg pain at each designated study endpoint throughout 24 months.

•

Patients receiving HF10 therapy did not report paresthesia or uncomfortable stimulation at three months. In comparison, 46.5% of patients receiving traditional SCS therapy reported uncomfortable stimulation at three months.

•

Two-thirds of HF10 therapy patients had a VAS pain score of less than or equal to 2.5 on a scale of 0 to 10 for back pain at three months (which we define as achieving remitter status), which is nearly twice the number of traditional SCS therapy patients (35%) with a VAS pain score of less than or equal to 2.5, results that were statistically superior. The superiority of HF10 therapy for achieving remitter status for back pain was maintained through the 24-month follow-up period of the study.

•

Two-thirds of HF10 therapy patients had a VAS pain score of less than or equal to 2.5 on a scale of 0 to 10 for leg pain at three months, a much greater number than traditional SCS therapy patients (40%) with a VAS pain score of less than or equal to 2.5, results that were statistically superior. The superiority of HF10 therapy for achieving remitter status for leg pain was maintained through the 24-month follow-up period of the study.

•	Safety outcomes were consistent across the treatment groups, with the exception of uncomfortable paresthesia in traditional SCS patients, which was not in HF10 therapy patients.

The results from the clinical studies have been consistent across studies and across outcome measures. Our initial prospective multicenter European clinical study (the EU study) were consistent with our subsequent findings in our prospective, comparative, randomized, controlled U.S. pivotal study (SENZA-RCT study). In the two-year follow up of the EU study, average back pain VAS was reduced from 8.4 at baseline to 2.8 at 12 months to 3.3 at 24 months. Average leg pain was reduced from 5.4 VAS pain level at baseline to 2.0 at 12 months to 2.3 at 24 months. Additionally, for responder rates, 60% of the implanted patients had at least 50% back pain relief and 71% had at least 50% leg pain relief. Disability as measured by Oswestry Disability Index (ODI) improved by an average of 15 points at 24 months, a clinically and statistically significant improvement. The following table summarizes key outcomes for implanted subjects in our EU and SENZA-RCT studies.

	Month 3		Month 6		Month 12		Month 24
	EU	RCT	EU	RCT	EU	RCT	EU	RCT
Back pain responders
HF10 therapy (%)	82.9	84.3	73.6	76.4	70.1	78.7	60.0	76.5
Traditional SCS (%)		43.8		52.5		51.3		49.3
Superiority p-value		<0.001		0.001		<0.001		<0.001
Leg pain responders
HF10 therapy (%)	82.9	83.1	86.0	80.9	65.0	80.9	71.1	72.9
Traditional SCS (%)		55.0		55.0		50		49.3
Superiority p-value		<0.001		<0.001		<0.001		<0.001
Back pain reduction from Baseline
HF10 therapy (%)	71.3	69.2	67.7	62.4	64.9	66.4	59.6	66.9
Traditional SCS (%)		44.2		44.3		44.7		41.1
Superiority p-value		<0.001		<0.001		<0.001		<0.001
Leg pain reduction from Baseline
HF10 therapy (%)	75.3	72.8	73.4	66.9	61.6	69.5	61.6	65.1
Traditional SCS (%)		51.5		49.9		48.0		46.0
Superiority p-value		<0.001		0.002		<0.001		0.002

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

Safety Data (EU and RCT Studies)

Safety results of our SENZA-RCT pivotal study were generally consistent between the test and control groups. Study-related serious adverse events (SAEs) occurred in 4.0% of HF10 therapy subjects (n=4) compared with 7.2% of traditional SCS therapy subjects (n=7; p = 0.37). In addition to the SAEs described above, there were two deaths, one of which was study-related and resulted from a myocardial infarction of a subject randomized to traditional SCS therapy that occurred during the implant procedure. The other death occurred outside the study period in the test group and resulted from a malignant hepatic neoplasm. The most common study-related AEs were implant site pain (in 11.9% of HF10 therapy and 10.3% of traditional SCS therapy subjects) and uncomfortable paresthesia (in 11.3% of traditional SCS therapy subjects and in no HF10 therapy subjects). Lead migration leading to revision occurred in 3.0% of HF10 therapy and 5.2% of traditional SCS therapy participants. Importantly, neurological assessment revealed no stimulation-related neurological deficits in either treatment group. Also, there were no stimulation-related SAEs in either arm.

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

Implantable Pulse Generator (IPG): The IPG contains a rechargeable battery and electronics that deliver electrical pulses to the lead. It can connect to one or two leads, and up to 16 electrodes. It is a programmable device and can deliver the required customized programs for each patient. The IPG is rechargeable and is placed surgically under the skin, usually above the buttock or the abdomen. The Senza and Senza II SCS systems are CE Marked and FDA-approved with labeling for “at least a 10 year battery life”. The Senza II SCS system received CE Mark clearance in Europe in November of 2017 and FDA approval in January of 2018.

Percutaneous Leads: The percutaneous leads vary in length and are thin, insulated medical wires in a cylindrical, flexible and steerable shape that conduct electrical pulses from the IPG to near the spinal cord. The insertion of the percutaneous leads can also be minimally invasive as they can be inserted in the epidural space through a needle.

Surpass Surgical Leads: The Surpass surgical leads are similar to our percutaneous leads but in a larger paddle-shaped format that provides a larger surface area that broadens exposure of the lead along the vertebrae. Our Surpass surgical leads received initial approval from the FDA in late 2016 with a further approval received in January 2017 and we commenced a controlled commercial launch in early 2017.   We believe the availability of Surpass leads gives us access to up to approximately 30% of the U.S. SCS market that we previously did not address without a surgical lead.

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

Third-Party Coverage and Reimbursement

In the United States, the primary purchasers of Senza are hospitals, outpatient surgery centers and physician offices. These purchasers bill various third-party payors, such as Medicare, Medicaid and private health insurance plans for the healthcare services associated with the SCS procedure. Government agencies and private payors determine whether to provide coverage for specific procedures. In the United States, the Centers for Medicare & Medicaid Services (CMS) administers the Medicare and Medicaid programs (the latter, along with applicable state governments). As the single largest payor, this program has a significant impact on other payors’ payment systems.

Generally, reimbursement for services performed at a hospital or outpatient surgery center are reported using billing codes issued by the American Medical Association (AMA) known as Current Procedural Terminology (CPT) codes. Physician reimbursement under Medicare generally is based on a fee schedule and determined by the relative values of the professional service rendered.  Hospital outpatient services, reported by CPT codes, are assigned to clinically relevant Ambulatory Payment Classifications (APCs) used to determine the Medicare payment amount for services provided. In addition, CMS and the National Center for Health Statistics (NCHS) are jointly responsible for overseeing changes and modifications to billing codes used by hospitals to report inpatient procedures, known as ICD-10-PCS codes on and after October 1, 2015. In the United States, CMS approved a transitional pass-through payment for High-Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective January 1, 2016 and expired December 31, 2017, assigning a new Healthcare Common Procedure Coding System (HCPCS) Level II billing code to describe High-Frequency Stimulation.  This pass-through payment for HF10 therapy was in addition to the established reimbursement for spinal cord stimulation implant procedures and devices.  CMS determined that the Senza SCS System delivering HF10 therapy met the criteria for a new transitional pass-through device category based on evidence submitted from our SENZA-RCT study. We believe that SCS procedures using Senza are adequately described by existing CPT, HCPCS II and ICD-10-PCS codes for the implantation of spinal cord stimulators and related leads performed in various sites of care.

Medicare reimbursement rates for the same or similar procedures vary due to geographic location, nature of the facility in which the procedure is performed (i.e., hospital outpatient department or outpatient surgery centers) and other factors. Although private payors’ coverage policies and reimbursement rates can differ significantly from payor to payor, the Medicare program is frequently used as a model for how private payors and other governmental payors develop their coverage and reimbursement policies for healthcare items and services, including SCS procedures. For example, certain regional Blue Cross Blue Shield plans previously denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. We continue to engage in efforts to convince such payors of the advantages of HF10 therapy, however, there can be no assurances that we are successful in overturning any negative coverage decisions by private health insurance plans, should they arise. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

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

Product Development and Research Development

Our objective is to continue to improve patient outcomes and further expand patient access to HF10 therapy through enhancements to Senza and the development of new indications. Research and development (R&D) expenses were $21.4 million, $33.7 million and $37.6 million, for the years ended December 31, 2015, 2016 and 2017, respectively.

Since the launch of the initial Senza system, we have introduced a number of product enhancements. These include a short-tip version of the lead, new lengths of the lead, an active anchor with improved performance over silicon anchors, a second generation active anchor with smaller volume, lead adaptors that allow use of competitor leads already implanted in patients, second generation clinician programmer software, a second and third generation IPG with improved shape and compatibility for scans of the head and extremities with both 1.5 and 3 Tesla (T) MRI machines, conditional full body MRI approval for our Senza 1000 and 1500 IPG systems in Europe and Australia, and our Surpass surgical lead to complement our percutaneous lead. We also expect to continue developing enhancements to Senza to further increase performance and introduce new benefits including next generation IPGs and enhanced MRI capabilities. There can be no assurance that we will be successful in these efforts or in receiving any required regulatory approvals.

Sales and Marketing

United States

In 2017, we continued to grow our U.S. sales organization, which represents our main channel to communicate with our customers. Our sales representatives target physician specialties involved in SCS treatment decisions, including neurosurgeons, physiatrists, interventional pain specialists and orthopedic spine surgeons. In addition, our commercial team plans to continue to create demand for Senza among additional stakeholders involved in the SCS treatment decision, including third-party payors, hospitals administrators and SCS patients and their families. We have also developed a clinical support team in order to provide ongoing support to physicians and patients for the use of Senza.

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

Competition

We compete in the SCS market for chronic pain. We also compete with spine surgeries, in particular re-operations. Currently, our major competitors are Medtronic, Boston Scientific and Abbott Laboratories, who have obtained regulatory approval for SCS systems. We believe that the primary competitive factors in the market are:

•	Sales force experience and access
•	Published clinical efficacy data
•	Product support and service
•	Effective marketing and education
•	Company brand recognition
•	Clinical research leadership
•	Technological innovation, product enhancements and speed of innovation
•	Pricing and reimbursement

•	Product reliability, safety and durability
•	Ease of use
•	Physician advocacy and support

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

We expect our competitors to launch new products and release additional clinical evidence within the next few years. For example, over the past two years, Abbott Laboratories received FDA approval for a SCS system that offers an alternate low frequency waveform called BurstDR, and in February 2016, the company gained approval for a neuromodulation system that stimulates the dorsal root ganglion for treatment of focal pain and complex regional pain syndrome, in each case, using pivotal clinical studies for each therapy to support the FDA approval process.  Medtronic is performing studies to collect data on existing SCS products for back pain and also testing their high-density programming approach. Additionally, Boston Scientific has commenced a randomized clinical trial of a high-frequency SCS therapy in their Accelerate study and recently presented the results of a sub-threshold therapy through their Whisper study. Additionally, there are a number of emerging competitors at various stages of development. Stimwave has developed and is starting to commercialize a minimally invasive stimulation system that employs an externally worn power source and radio frequency transmitter.  Nalu Medical, Inc. (Nalu Medical) and Neuspera Medical Inc. (Neuspera Medical) are also pursuing a similar approach as well.  Saluda is developing and testing a low frequency closed loop system for the treatment of chronic pain.  In November 2015, Nuvectra, a company that was spun-off from Greatbatch, received FDA approval for its SCS system, which is similar to many of the other traditional SCS systems currently on the market.

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

Patents, Trademarks and Proprietary Technology

As of December 31, 2017, we owned 151 issued patents globally, of which 95 were issued U.S. utility patents, 2 were issued U.S. design patents, 29 were issued Australian utility patents, one was an Australian design patent, 10 were issued European utility patents, one was a European design patent, 5 were issued German Utility Models, 3 were issued Japanese patents, one was an issued Korean utility patent, one was an issued Korean design patent, two were issued Chinese utility patents and one was an issued Chinese design patent. In general, our patents cover SCS systems that are configured to generate non-paresthesia producing therapy signals at frequencies between 1,500 Hz to 100,000 Hz, as well as additional aspects, algorithms and components of the Senza system and HF10 therapy. As of December 31, 2017, we held 100 patent applications pending globally, of which 49 were patent applications pending in the United States, and 51 were patent applications pending across Europe, Australia, Canada, Japan, China and Korea. We also have an exclusive license from the Mayo Foundation to two U.S. issued patents and one U.S. pending patent application. All of our current issued patents are projected to expire between 2028 and 2035.

As of December 31, 2017, our trademark portfolio contained 19 trademark registrations, of which there were 5 U.S. trademark registrations, 6 Australian trademark registrations, 4 European trademark registrations, 2 Japanese trademark registrations, one Swiss trademark registration and one Turkish trademark registration.  Our trademark portfolio also contained 4 pending U.S. trademark applications and 7 pending foreign trademark applications.

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

The Mayo License

In October 2006, we entered into a license agreement (the Mayo License) with the Venturi Group, LLC (VGL) and the Mayo Foundation for Medical Education and Research (the Mayo Foundation) pursuant to which the Mayo Foundation committed to confer with us exclusively to develop products for the treatment of autonomic and peripheral nervous system disorders, including pain, using devices to modulate nerve signaling, and non-exclusively to test such devices, and VGL committed to confer with us non-exclusively to develop such devices, and exclusively to test such devices. These commitments to confer expired in January 2011. We were granted a worldwide license to make, use, sell, offer for sale, and import products incorporating or using the know-how developed for and provided to us by the Mayo Foundation or VGL in the course of such development and testing activities, exclusively for product development and non-exclusively for product testing. Pursuant to the Mayo License, we are obligated to pay royalties in the low single digits to the Mayo Foundation, on a country-by-country and product-by-product basis, based on a percentage of net sales of licensed products, subject to reduction under certain circumstances. We are also required under the Mayo License to use commercially reasonable efforts to research, develop and commercialize licensed products.

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

We believe our manufacturing operations, and those of our suppliers, are in compliance with regulations mandated by the FDA. Manufacturing facilities that produce medical devices or their component parts intended for distribution world-wide are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. For products distributed in the United States, we are required to manufacture any products that we sell in compliance with the FDA’s Quality System Regulation (QSR) which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We have obtained the following international certifications: Quality Management System ISO13485, Full Quality Assurance Certification for the design and manufacture of spinal cord stimulator systems and accessories and a Design Examination certificate for Implantable Pulse Generator and Accessories. We are required to demonstrate continuing compliance with applicable regulatory requirements to maintain these certifications and will continue to be periodically inspected by international regulatory authorities for certification purposes.

Our material supply contracts are as follows:

Pro-Tech Design and Manufacturing

In July 2014, we entered into a supply agreement with Pro-Tech Design and Manufacturing, Inc. (Pro-Tech) pursuant to which Pro-Tech, as a single-source supplier, conducts the inspection, labeling, packaging and sterilization of our Senza SCS system. Our supply agreement is scheduled to expire in July 2019, unless terminated earlier. We may terminate the agreement without cause upon six months’ prior written notice, and Pro-Tech may terminate without cause upon 18 months’ prior written notice. In addition, we and Pro-Tech have the right to terminate the agreement upon 30 days’ prior written notice in the event of the other party’s material breach that remains uncured at the end of such 30-day period.

Stellar Technologies

On July 1, 2009, we entered into a manufacturing agreement with Stellar Technologies, Inc. (Stellar) our single-source supplier of our percutaneous leads, percutaneous lead extenders and surgical leads for our neurological stimulator products. On June 30, 2014, the agreement’s initial term expired, and the agreement automatically renewed for the first time. On July 1, 2014, we entered into a first amendment to the manufacturing agreement with Stellar, which provides for an additional five year term commencing from the date of the amendment, after which the agreement automatically renews for successive one-year terms unless either party provides written notice of intent not to renew at least 30 days before the expiration of the then-current term. On January 28, 2016, we entered into a second amendment to this agreement, which provides for the purchase of certain supplementary products pursuant to the agreement. We refer to the manufacturing agreement as amended by the first and second amendments as the Stellar Agreement.

Either we or Stellar may terminate the Stellar Agreement at will upon one year’s advance notice, subject to certain remaining rights and payment obligations, including an early cancellation fee payable by us to Stellar. We may also terminate the Stellar Agreement if Stellar is unable to perform its obligations under the Stellar Agreement for 60 days or more, or if Stellar is unwilling to perform its obligations under the Stellar Agreement and does not cure such defect within 60 days of our providing written notice to cure. Stellar may terminate the Stellar Agreement in the event of our default of certain specified obligations, including our payment obligations, material violation of a warranty or law, our material breach, and our insolvency.

CCC Supply Agreement

We rely upon C.C.C. Del Uruguay S.A. (CCC) a subsidiary of Greatbatch Ltd., as one of our manufacturers of our IPGs. In April 2012, we entered into our original supply agreement with CCC, which we later amended in March 2013, June 2014 and November 2016. On November 15, 2016, we entered into a new multi-year supply agreement with CCC, pursuant to which CCC agreed to a revised arrangement with regard to the manufacture and supply of our IPGs. The agreement is effective as of November 11, 2016 and, pursuant to its terms, terminated our existing supply agreement with CCC entered into on March 13, 2015.

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

EaglePicher Medical Power Supply Agreement

In April 2009, we entered into a product supply and development agreement with EaglePicher Medical Power LLC (EaglePicher) our single-source supplier of the batteries and related products for our IPG. Pursuant to the agreement, EaglePicher must use its best efforts to supply these batteries and related products in sufficient quantity to meet our demand. The agreement also provides that, upon our written request, EaglePicher will conduct development of a modified version of these products to our specifications, if we so desire. The initial term of our supply agreement with EaglePicher expired in November 2010, and the term had been automatically renewing for successive one-year periods.

In March 2015, we entered into a first amendment to the product supply and development agreement with EaglePicher. The amendment committed us to specified minimum purchase amounts until the end of 2017 and adjusts EaglePicher’s production capacity and facilities commitments under the agreement as well as certain pricing, purchasing, delivery and cancellation terms. The amendment also extends the term of the agreement to December 31, 2019, with an additional two-year automatic renewal period unless we or EaglePicher provide notice of intent not to renew prior to the commencement of such renewal term. The amendment further provides us with the right to place a final order with EaglePicher following termination of the agreement, as amended and modifies certain warranty and assignment terms and the parties’ limitations of liability.

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

In September 2017, we entered into a third amendment to the agreement, which changed the renewal term of the agreement such that the agreement will automatically renew for a period of one year unless we or EaglePicher provides notice of intent to terminate the agreement six months prior to the commencement of such renewal term.

Vention Supply Agreement

In December 2015, we entered into a Manufacturing and Supply Agreement with Vention Medical Design and Development, Inc. (Vention) pursuant to which Vention agreed to manufacture and supply our IPGs. We are obligated to purchase from Vention specified minimum purchase quantities of IPGs for the duration of the Vention agreement.

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

In September 2017, we entered into a first amendment to the Manufacturing and Supply Agreement with Vention, which changed the unit costs of the products supplied by Vention.

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

Government Regulations

United States

Our products and operations are subject to extensive and rigorous regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (FFDCA) and its implementing regulations, guidances, and standards. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Any violations of these laws and regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation or judicial interpretation, we may be required to change our business practices, which could have a material adverse effect on our business, financial condition and results of operations.

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

Class II devices are subject to FDA’s general controls, and any other “special controls” deemed necessary by FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure, though certain Class II devices are exempt from this premarket review process. When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to a legally marketed device, which in some cases may require submission of clinical data. A legally marketed device is defined by statute to mean a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available, similar device that was cleared through the 510(k) process. Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. If the FDA determines that the device, or its intended use, is not substantially equivalent to a legally marketed device, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements in the form of a premarket approval (PMA).

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

The FDA has 45 days from its receipt of a PMA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has 180-days to review a PMA application that has been filed by the FDA, although the review of an application more often occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. In addition, the FDA will conduct a pre-approval inspection of the applicant and/or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.

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

Clinical Studies

In the United States, human clinical trials intended to support medical device clearance or approval require compliance with the FDA’s investigational device exemption (IDE) regulations. For a device that presents a “significant risk” to human health, the device sponsor is required to file an IDE application with the FDA and obtain IDE approval prior to commencing the human clinical trial, as well as obtain approval of an Institutional Review Board (IRB) at each institution where the study will be conducted. If the device is considered a “non-significant risk,” IDE approval from FDA is not required. Instead, only approval from the IRB overseeing the investigation at each clinical trial site is required, though the sponsor must still comply with abbreviated IDE requirements, such as protection of human subjects and informed consent. Human clinical studies are generally required in connection with approval of Class III devices and may be required for Class I and II devices. The FDA or the IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

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

In the European Economic Area (EEA), which is comprised of the 28 Member States of the European Union (EU) plus Norway, Liechtenstein and Iceland, we need to comply with the requirements of the EU Active Implantable Medical Devices Directive (AIMDD) and appropriately affix the CE Mark on our products to attest to such compliance. To achieve compliance, our products must meet the “Essential Requirements” laid down in Annex I of the AIMDD relating to safety and performance. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. The assessment of the conformity of Senza has been certified by our Notified Body (the British Standards Institution, or BSI).

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

In April 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Devices Regulation will however only become applicable three years after publication (in May 2020). Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Once applicable, the Medical Devices Regulation may impose increased compliance obligations for us to access the EU market.

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

Health Insurance Portability and Accountability Act of 1996: The federal Health Insurance Portability and Accountability Act (HIPAA) created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the processing of personal data. The new EU-wide General Data Protection Regulation (GDPR) entered into force in May 2016 and will become applicable on May 25, 2018, replacing the current data protection laws of each EU member state. The GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements, more robust rights for individuals over their personal data and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition.

We are also subject to evolving EU laws on data export, as we may transfer personal data from the EU to other jurisdictions. For example, in 2015, the Court of Justice of the European Union invalidated the U.S.-EU Safe Harbor framework regarding the transfer of personal data from the EU to the U.S. EU and U.S. negotiators agreed in February 2016 to a new framework, the Privacy Shield, which would replace the Safe Harbor framework. However, this framework is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (e.g. the standard contractual clauses). It is uncertain whether the Privacy Shield framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S., and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in the European courts.

In recent years, U.S. and European lawmakers and regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the EU, informed consent is required for the placement of a cookie on a user’s device. The current EU laws that cover the use of cookies and similar technology and marketing online or by electronic means are under reform. A draft of the new ePrivacy Regulation is currently going through the European legislative process.  Unlike the current

ePrivacy Directive, the ePrivacy Regulation will be directly implemented into the laws of each of the EU member States, without the need for further enactment. When implemented, it is expected to alter rules on third-party cookies, web beacons and similar technology for online behavioral advertising and to impose stricter requirements on companies using these tools.  The current provisions of the draft ePrivacy Regulation also extend the strict opt-in marketing rules to business-to-business communications, and significantly increase penalties.

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

Healthcare Reform: In March 2010 the Affordable Care Act (the ACA) was signed into law, which has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the medical device industry. The Affordable Care Act impacted existing government healthcare programs and resulted in the development of new programs. The Affordable Care Act’s provisions of importance include, but are not limited to, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013. In December 2015, Former President Obama signed into law the Consolidated Appropriations Act, 2016, which included a two-year moratorium on the medical device excise tax such that medical device sales in 2016 and 2017 are exempt from the medical device excise tax. As part of continuing resolution legislation signed by the U.S. President and passed by Congress in January 2018, the medical device excise tax moratorium was further extended until January 1, 2020.

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

The Foreign Corrupt Practices Act: The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Employees

As of December 31, 2017, we had 676 employees globally. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel. We are committed to developing our employees and providing them with opportunities to contribute to our growth and success. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. In May 2015, the FDA approved our PMA to market Senza in the United States and we commenced commercial sales in the United States in mid-2015. We expect to continue to incur losses as we build our U.S. commercial sales force and continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $36.7 million, $31.8 million and $67.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, our accumulated deficit was $257.8 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. For example, we have recently filed a complaint against Boston Scientific alleging patent infringement, and Boston Scientific Corporation followed by filing a complaint against us alleging patent infringement.  These lawsuits have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Physicians play a significant role in determining the course of a patient’s treatment and the type of product that will be used to treat a patient. An important part of our sales process includes the education of physicians on the safe and effective use of our HF10 therapy and Senza, particularly because Senza and high-frequency neuromodulation treatment is relatively new as compared to existing low-frequency traditional SCS systems.  As a result, our success depends, in large part, on effectively marketing our HF10 therapy to physicians, including the results of our pivotal SENZA-RCT study. In order for us to sell Senza, we must successfully demonstrate to physicians the merits of our HF10 therapy compared to our competitors’ SCS systems for use in treating patients with chronic leg and back pain. Acceptance of our HF10 therapy depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of Senza as compared to our competitors’ SCS systems, and communicating to physicians the proper application of our HF10 therapy. Physicians typically need to perform several procedures to become comfortable using HF10 therapy and Senza. If a physician experiences difficulties during an initial procedure or otherwise, that physician may be less likely to continue to use our product or to recommend it to other physicians. As a result, educating physicians on the proper use of Senza is critical to the success of our commercialization efforts. If we are not successful in educating physicians and convincing them of the merits of our HF10 therapy or educating them on the use of Senza, they may not use Senza and we may be unable to increase our sales, sustain our growth or achieve profitability.

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

Our current and potential competitors are publicly traded, or are divisions of publicly traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we have. We estimate the existing global SCS market in 2017 to be approximately $2.0 billion, with the United States comprising approximately 80% of the market. Given the size of the existing and potential market in the United States, we expect that as we work to increase our market position and penetration in the United States our competitors will take aggressive action to protect their current market position.  For example, in May 2015, a unit of Boston Scientific, one of our principal competitors, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102 (the ‘102 patent), which the Patent Trial and Appeals Board (PTAB) at the USPTO denied in November 2015, and, in December 2016, filed another lawsuit against us in the U.S. District Court for the District of Delaware alleging that we infringed their patents covering technology related to stimulation leads, batteries and telemetry units.  We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval, including Senza, will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify as we grow our presence in the U.S. market. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years.  In addition, in October 2016, Abbott Laboratories obtained FDA approval for a SCS system that offers an alternate low frequency waveform called BurstDR, and in February 2016, the company gained approval for a neuromodulation system that stimulates the dorsal root ganglion for treatment of focal pain and complex regional pain syndrome.  Additionally, we believe that Boston Scientific is in the later stages of a randomized clinical trial of high-frequency SCS therapy and they recently presented the results of a sub-threshold therapy through their Whisper study.  In addition to these major competitors, we may also face competition from smaller companies such as Nuvectra, Saluda, Nalu Medical, Neuspera Medical and Stimwave.  Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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

We believe that SCS procedures using Senza are adequately described by existing CPT, HCPCS II and ICD-10-CM codes for the implantation of spinal cord stimulators and related leads performed in various sites of care, although such codes generally do not specifically describe procedures using either low-frequency or high-frequency stimulation. In the United States, CMS approved a transitional pass-through payment for High-Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective as of January 1, 2016.  This pass-through payment (HCPCS C1822) for HF10 therapy was in addition to the established reimbursement for spinal cord stimulation devices; however, this additional pass-through payment ended on December 31, 2017.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. While favorable reimbursement decisions from federal Medicare and certain commercial payors, such as Aetna, Cigna, Humana and Kaiser, have contributed to our increase in revenue to date, certain regional Blue Cross Blue Shield plans have historically denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. We continue to engage in efforts to educate payors on the advantages of HF10 therapy, and as a result of these efforts, the Blue Cross Blue Shield Association updated their policy in 2017, stating that high-frequency stimulation “results in a meaningful improvement in net health outcomes.”  However, there can be no assurance that all private health insurance plans will cover the product.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

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

We do not expect our worldwide revenue growth to continue at historic rates.

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2012 to $326.7 million for the year ended December 31, 2017.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  In addition, over the past two years, our revenue growth in international markets has slowed significantly.  Despite the significant growth in sales in the U.S., we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to governmental reimbursement constraints in the European SCS market liming the number of annual SCS implants and our current penetration in these markets, we expect to grow less rapidly in the future than we have in the past.

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

In 2010, we began selling Senza in Europe and, in August 2011, we began selling Senza in Australia. As of December 31, 2017, we sell Senza directly in Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium,

Luxembourg, Norway and Germany and through distributors and agents located in the Netherlands, Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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

The recent enactment of U.S. tax legislation or the adoption of other U.S. tax reform or trade policies may have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations.

Recently enacted legislation has significantly changed U.S. federal income tax laws, including by reducing the U.S. corporate income tax rate and imposing a one-time mandatory transition tax on all accumulated foreign earnings of certain U.S.-owned foreign corporations, among others. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretation and implementing regulations by the Treasury and Internal Revenue Service (IRS), any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation.

In addition, changes in U.S. trade policies could materially and adversely impact our effective tax rate, increase our costs and reduce the competitiveness of our products.

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

Manufacturing and marketing Senza, and clinical testing of our HF10 therapy, may expose us to product liability and other tort claims. Although we have, and intend to maintain, liability insurance, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. For example, in 2014, the U.S. Supreme Court declined to hear an appeal where the U.S. Court of Appeals for the Ninth Circuit ruled that the Medical Device Amendments of 1976 to the FFDCA did not preempt state laws in a product liability case involving a medical device company. If other courts in the United States adopt similar rulings, we may be subject to increased litigation risk in connection with our products. Product liability claims could negatively affect our reputation, continued product sales, and our ability to obtain and maintain regulatory approval for our products.

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

Our future success also depends on our ability to retain executive officers and other key employees and attract new key employees. Many executive officers and other employees in the neuromodulation and medical device industry are subject to strict non-competition, non-solicitation and/or confidentiality agreements with their employers, including our main competitors Medtronic plc, Boston Scientific and Abbott Laboratories. Our competitors may allege breaches of, and seek to enforce, such non-competition, non-solicitation and/or confidentiality agreements or initiate litigation based on such agreements, particularly now that we have entered the U.S. market. Such litigation, whether or not meritorious, may impede our ability to attract, hire or utilize executive officers and other key employees who have been or are currently employed by our competitors.

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

Our success depends in part on not infringing the patents or violating the other proprietary rights of others. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. Significant litigation regarding patent rights occurs in the medical industry. Whether merited or not, it is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products. For example, on December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging our manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering technology related to stimulation leads, batteries and telemetry units. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make, use, sell, and/or export our products. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each have significant patent portfolios covering systems, sub-systems, methods, and manufacturing processes. These competitors may have one or more patents for which they can threaten and/or initiate patent infringement actions against us and/or any of our third-party suppliers. Our ability to defend ourselves and/or our third-party suppliers may be limited by our financial and human resources, the availability of reasonable defenses, and the ultimate acceptance of our defenses by the courts or juries. Further, if such patents are successfully asserted against us, this may result in an adverse impact on our business, including injunctions, damages and/or attorneys’ fees. From time to time and in the ordinary course of business, we may develop non-infringement and/or invalidity positions with respect to third-party patents, which may or not be ultimately adjudicated as successful by a judge or jury if such patents were asserted against us.

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

We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. For example, two of our competitors, Boston Scientific and Medtronic, have filed oppositions in the EU with respect to certain of our patents. Defending our position in proceedings such as these will require management’s time and attention, as well as financial costs. Given the competitive environment in which we operate, we expect additional challenges to our intellectual property portfolio as we continue commercialization of Senza in the United States and abroad. An unfavorable outcome in these or any other such proceedings could cause us to lose valuable intellectual property rights and/or be unable to enforce our intellectual property rights, which could invite increased competition thereby materially harming our business.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our existing and future products.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and may affect patent litigation. The changes also switched the United States patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. In addition, many of our executive officers and key employees, as well as our Chairman of the Board, have worked for our major competitors (or companies acquired by these competitors), which include Boston Scientific, Medtronic and Abbott Laboratories. Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products would have a material adverse effect on our business, and may prevent us from selling our products or from practicing our processes. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss (NOL) carryforwards and other tax attributes, such as research and development tax credits, to offset post-change taxable income and taxes.

As a result of our June 2015 underwritten public offering, we have experienced a Section 382 “ownership change.” We currently believe that this “ownership change” will not inhibit our ability to utilize our NOLs prior to expiration.  However, we may experience additional ownership changes as a result of subsequent changes in our stock ownership, some of which changes may be outside our control.  As a result, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability and generate sufficient taxable income in the future. If we are limited in our ability to use our NOLs and tax credits in future years as a result of ownership changes, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations. As of December 31, 2017, we had federal and state NOLs of $260.7 million and $101.5 million, respectively, available to offset future taxable income, which if not utilized will begin to expire in 2026 for federal purposes and begin to expire in 2017 for state purposes.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry.  Namely, the United States presidential  administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  It is difficult to predict how these Executive Orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

In April 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States.

The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Devices Regulation will, however, only become fully applicable three years after publication (in May 2020). Once applicable, the Medical Devices Regulation will, among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Once applicable, the Medical Devices Regulation may impose increased compliance obligations for us to access the EU market.

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

In April 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Devices Regulation will however only become applicable three years after publication (in May 2020). Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Once applicable, the Medical Devices Regulation may impose increased compliance obligations for us to access the EU market.

In the EEA, we are also subject to Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. EEA Member State legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national Codes of Conduct provide guidelines on the advertising and promotion of our products and may impose limitations on our promotional activities with healthcare professionals.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the ACA was signed into law, which included, among other things, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013. Subsequently, multiple moratoriums were implemented such that medical device sales in 2016 through 2019 are exempt from the medical device excise tax. The tax is currently due to be automatically reinstated for sales of medical devices on or after January 1, 2020, which will result in a significant increase in the tax burden on our industry. If any efforts we undertake to offset the excise tax are unsuccessful as we sell the product in the United States, the increased tax burden could have an adverse effect on our results of operations and cash flows. Other elements of the ACA, including comparative effectiveness research, an independent payment advisory board and payment system reforms, including shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business.

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

There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Namely, the United States presidential administration has taken several executive actions, including the issuance of a number of Executive Orders that could have a significant impact on the ACA. Congress also could consider subsequent legislation to replace elements of the ACA that may be repealed, or could appropriate funding for CSR payments. At this time, the full effect that the ACA, the Executive Orders and any subsequent legislation would have on our business remains unclear. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact demand for our product.

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

In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we will incur in order to remain compliant with our public company reporting requirements or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which would increase our general and administrative expense and could adversely affect our profitability.

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock and the value of the 2021 Notes could be adversely affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting.  Further, the Sarbanes-Oxley Act also requires that our internal control over financial reporting be attested to by our independent registered public accounting firm.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes could decline. As of December 31, 2017, we had outstanding a total of approximately 29.7 million shares of common stock and approximately 6.6 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes could decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and R&D facilities are located in Redwood City, California, where we lease and currently occupy approximately 50,740 square feet of office and laboratory space. In December 2016, we amended the original lease for our corporate headquarters in order to increase the space we occupy by approximately 49,980 square feet of office space adjacent to our corporate headquarters.  Our obligations under the amended lease for the new space will commence upon the earlier of the landlord completing certain improvements or when we commence business operations in the new space, which is expected to occur in the first half of 2018. The term of the lease for our corporate headquarters and the new adjacent space lasts for a period of 84 months following the commencement of the term for the additional adjacent space.  In April 2017, we entered into a second amendment to the original lease for a temporary space of approximately 8,171 square feet of office space for the period from May 2017 until the commencement of the term for the additional adjacent space.  We believe our current headquarters, together with our additional adjacent space and temporary space, is sufficient for our current and foreseeable business needs.  We also lease office space in Switzerland and a small amount of warehouse space in Menlo Park, California.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been publicly traded on the NYSE under the symbol “NVRO” since the initial public offering (IPO) of our common stock on November 6, 2014. Prior to that time, there was no public market for our common stock. The following table sets forth on a per share basis, for the periods indicated, the low and high closing prices of our common stock as reported by the NYSE.

	High	Low
Year Ended December 31, 2016
Quarter ended March 31, 2016	$71.02	$48.34
Quarter ended June 30, 2016	$76.71	$59.77
Quarter ended September 30, 2016	$104.94	$75.78
Quarter ended December 31, 2016	$101.92	$70.41

Year Ended December 31, 2017
Quarter ended March 31, 2017	$99.19	$75.17
Quarter ended June 30, 2017	$96.90	$68.83
Quarter ended September 30, 2017	$91.08	$73.94
Quarter ended December 31, 2017	$93.31	$65.94

Holders of Record

As of February 14, 2018, there were approximately 20 stockholders of record of our common stock, and the closing price per share of our common stock was $77.30. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

$100 investment in stock or index	November 6, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Nevro Corp. (NVRO)	$100.00	$268.00	$288.45	$274.08
S&P 500 (GSPC)	$100.00	$100.63	$110.22	$131.63
S&P Healthcare Equipment (SPSIHE)	$100.00	$116.37	$130.81	$170.02

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Annual Report. The selected consolidated statements of operations data for each of the five years in the period ended December 31, 2017, and the consolidated balance sheet data as of December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements.

	Years Ended December 31,
	2017	2016	2015	2014	2013
(in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenue	$326,674	$228,504	$69,606	$32,573	$23,500
Cost of revenue	98,981	75,433	28,120	11,278	9,473
Gross profit	227,693	153,071	41,486	21,295	14,027
Operating expenses:
Research and development	37,560	33,729	21,382	19,824	20,345
Sales, general and administrative	219,712	142,423	82,471	29,777	18,833
Total operating expenses	257,272	176,152	103,853	49,601	39,178
Loss from operations	(29,579)	(23,081)	(62,367)	(28,306)	(25,151)
Interest and other income (expense), net	(5,671)	(5,806)	(3,898)	(1,896)	(501)
Loss on extinguishment of debt	—	(1,268)	—	—	—
Loss before income taxes	(35,250)	(30,155)	(66,265)	(30,202)	(25,652)
Provision for income taxes	1,408	1,623	1,166	478	362
Net loss	$(36,658)	$(31,778)	$(67,431)	$(30,680)	$(26,014)
Net loss per share attributable to common stockholders, basic and diluted	$(1.25)	$(1.12)	$(2.54)	$(6.94)	$(29.84)
Shares used in computing basic and diluted net loss per common share	29,424,054	28,485,003	26,581,890	4,440,663	876,932

	Years Ended December 31,
	2017	2016	2015	2014	2013
(in thousands, except per share data)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$42,845	$41,406	$87,036	$25,287	$12,409
Short-term investments	$226,467	$234,951	$106,634	$151,521	$44,123
Working capital	$383,177	$378,093	$246,242	$190,327	$66,870
Total assets	$454,056	$430,583	$291,183	$202,496	$75,411
Long-term debt	$145,019	$138,140	$19,740	$19,511	$—
Total stockholders' equity (deficit)	$249,172	$249,034	$234,592	$172,070	$(85,790)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to the productivity of our sales force, revenues, deferred revenues, cost of revenues, operating expenses, stock-based compensation and provision for income taxes; the growth of our customer base and customer demand for our products; the sufficiency of our cash balances and cash flows; the impact of recent changes in accounting standards; the impact of changes in the tax code as a result of recent federal tax legislation and uncertainty as to how some of those changes may be applied; market risk sensitive instruments; contractual obligations; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in this Annual Report under Part I, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date of the filing of this Annual Report, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in Part II, Item 8 of this Annual Report.

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain. Our proprietary paresthesia-free HF10 therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy, with Senza being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has limited efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.0 billion existing global SCS market by treating both back and leg pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our surgical lead, marketed as the Surpass surgical lead, which we believe will provide us access to approximately an additional 30% of the U.S. SCS market that we previously did not address. In January 2018, we received FDA approval of our next generation Senza II SCS system.  The tables below set forth our revenue from U.S. and international sales the past three years on a quarterly basis and total revenue for each of the past four years.

	Q1 2015	Q2 2015	Q3 2015	Q4 2015	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Revenue from:	(in millions)
U.S. sales	N/A	$0.1	$4.5	$19.8	$29.5	$40.6	$47.2	$56.0	$53.1	$63.0	$66.3	$81.1
International sales	9.7	11.3	10.9	13.3	12.2	14.8	13.7	14.5	15.3	15.0	16.0	16.9
Total revenue	$9.7	$11.4	$15.4	$33.1	$41.7	$55.4	$60.9	$70.5	$68.4	$78.0	$82.3	$98.0

	2014	2015	2016	2017
	(in millions)
Total revenue	$32.6	$69.6	$228.5	$326.7

Since inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of December 31, 2017 was $257.8 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

We rely on third-party suppliers for all of the components of Senza and for the assembly of the system. Many of these suppliers are currently single-source suppliers. During 2015, 2016 and 2017, we entered into and/or amended several supply agreements in an effort to reinforce our supply chain.  We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. In particular, we have substantially increased our levels of inventory in order to meet our estimated demand in the United States and, as a result, incur significant expenditures associated with such increases in our inventory. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times, increasing our risk of inventory obsolesce.

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

In November 2016, we filed a lawsuit for patent infringement against Boston Scientific, asserting that Boston Scientific is infringing our patents covering inventions related to our HF10 therapy and the Senza system.  In December 2016, Boston Scientific, filed its own lawsuit alleging that we infringed Boston Scientific’s patents covering technology related to stimulation leads, batteries and telemetry units.  Each of the lawsuits seek preliminary and permanent injunctive relief against further infringement as well as damages and attorney fees. In relation to our defense of Boston Scientific’s allegations, we filed a total of ten petitions for inter partes review at the U.S. Patent and Trademark Office against all of Boston Scientific’s asserted patents. Specifically, we filed three petitions for inter partes review on July 21, 2017, one petition for inter partes review on July 31, 2017, one petition for inter partes review on August 11, 2017, two petitions for inter partes review on November 2, 2017, two petitions for inter partes review on November 3, 2017, and one petition for inter partes review on November 10, 2017. Every asserted claim in Boston Scientific’s eight patents has thus been challenged at least once at the USPTO.  We believe pursuing our lawsuit and defending ourselves against Boston Scientific’s lawsuit will continue to require significant cash resources over the immediate and near long term.

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

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of Senza and the related implant procedure for patients. The revenue we are able to generate from sales of Senza depends in large part on the availability of reimbursement from such payors. While we currently have a favorable reimbursement decision from federal Medicare, decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policies. These payors may deny reimbursement if they determine that the device or procedure was not used in accordance with the payor’s coverage policy, is subject to individual plan benefit limitations or is investigational and/or experimental.  A significant component of our commercial efforts includes working with private payors to ensure positive coverage and reimbursement decisions for Senza. While favorable reimbursement decisions from federal Medicare and certain commercial payors, such as Aetna, Cigna, Humana and Kaiser, have contributed to our increase in revenue to date, certain regional Blue Cross Blue Shield plans have historically denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. We continue to engage in efforts to educate payors on the advantages of HF10 therapy, and as a result of these efforts, the Blue Cross Blue Shield Association updated their policy earlier this year, stating that high-frequency stimulation “results in a meaningful improvement in net health outcomes.”  Although the largest commercial payors and federal Medicare cover Senza, there can be no assurance that all private health insurance plans will cover the product.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

Inventory Buildup and Supply Chain Management

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have substantially increased our levels of inventory. As a result, a significant amount of our cash used in operations has been associated with the increases in our inventory, as demand for Senza in the United States is developing. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the years ended December 31, 2017 and 2016, wherein we recorded a write down of inventory of $3.6 million and $2.8 million, respectively. Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over- or under-estimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.

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

Significant Investment in U.S. Sales Organization

We are continuing to make significant investments in building our U.S. commercial infrastructure and recruiting and training our U.S. sales force. This is a lengthy process that requires recruiting appropriate sales representatives, establishing a commercial infrastructure in the United States and training our sales representatives, and will continue to require significant investment. Following initial training for Senza, our sales representatives typically require lead time in the field to grow their network of accounts and produce sales results. Successfully recruiting and training a sufficient number of productive sales representatives is required to achieve growth at the rate we expect.  As we gain U.S. market share, we expect that growth rates will moderate.

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

We Do Not Expect Our Worldwide Revenue Growth Rate to Continue at Historic Rates

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2012 to $326.7 million for the year ended December 31, 2017.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  In addition, over the past two years, our revenue growth in international markets has slowed significantly.  Despite the significant growth in sales in the U.S., we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to governmental reimbursement constraints in the European SCS market liming the number of annual SCS implants and our current penetration in these markets, we expect to grow less rapidly in the future than we have in the past.

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

For a majority of sales, where our sales representative delivers our product at the point of implantation at hospitals or medical facilities, we recognize revenue upon completion of the procedure and receipt of the purchase order, which represents satisfaction of the required revenue recognition criteria. For the remaining sales, which are sent from our distribution centers directly to hospitals and medical facilities, as well as distributor sales where product is ordered in advance of an implantation procedure and a valid purchase order has been received, we recognize revenue at the time of shipment of the product, which represents the point in time when the customer has taken ownership and assumed the risk of loss and the required revenue recognition criteria are satisfied. Such customers are obligated to pay within specified terms regardless of when or if they ever sell or use the products. We do not offer rights of return or price protection and we have no post-delivery obligations. We periodically provide incentive offers to customers.  Product revenue is recorded net of such incentive offers.

Warranty Obligations

We provide a limited one- to five-year warranty to most customers and we warrant that our products will operate substantially in conformity with product specifications. We record an estimate for the provision for warranty claims in cost of revenue when the related revenues are recognized.  This estimate is based on historical and anticipated rates of warranty claims, the cost per claim and the number of units sold.  We regularly assess the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary.

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

We regularly review inventory quantities in consideration of actual loss experiences, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. Inventory write downs are recorded for excess and obsolete inventory. We periodically assess the recoverability of all inventories to determine whether write downs for impairment are required. We evaluate projected future demand as compared to remaining shelf life and other obsolescence and excess criteria in assessing the recoverability of our inventory. In determining the adequacy of reserves, we analyze the following, among other things:

•	Current inventory quantities on hand;
•	Product acceptance in the marketplace;
•	Customer demand;
•	Historical sales;
•	Forecast sales;
•	Product obsolescence;
•	Technological innovations; and
•	Character of the inventory as a distributed item, finished manufactured item or system components.

Any inventory write-downs are recorded in cost of revenue within the statements of operations during the period in which such write-downs are determined necessary by management.

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

Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. We have historically used the Staff Accounting Bulletin (SAB) 110, simplified method to calculate the expected term, which is the average of the contractual term and vesting period for the period. Starting in late 2016, we have started to utilize our historical data for the calculation of expected term.

Volatility. We have historically determined the price volatility factor based on the historical volatilities of our peer group as we did not have a sufficient trading history for our common stock.  Starting in late 2016, we have started to incorporate our historical stock trading volatility with those of our peer group for the calculation of volatility.  Industry peers consist of several public companies in the medical device technology industry with comparable characteristics including enterprise value, risk profiles and position within the industry. We regularly evaluate our peer group to assess changes in circumstances where identified companies may no longer be similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

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

Income Tax

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2017 and 2016. We intend to maintain a full valuation allowance on the federal, state and foreign deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2017, we had federal and state net operating loss (NOL) carryforwards of $260.7 million and $101.5 million, respectively, due to prior period losses, available to offset future taxable income, which if not utilized will begin to expire in 2026 for federal purposes and will begin to expire in 2020 for state purposes. We have foreign NOL carryforwards of $0.8 million as well, which are not subject to carryforward limitations.  We also have federal research tax credit carryforwards that will begin to expire in 2026. Realization of these NOL and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could materially and adversely affect our results of operations.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code) our ability to utilize NOL carryforwards or other tax attributes such as research tax credits, in any taxable year may be limited if we experience, or have experienced, a Section 382 “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by a greater than 50 percentage point change (by value) over a rolling three-year period. Similar rules may apply under state tax laws.

No deferred tax assets have been recognized on our balance sheet related to our NOLs and tax credits, as they are fully reserved by a valuation allowance. We experienced a Section 382 “ownership change” as a result of our June 2015 underwritten public offering.  We currently estimate this “ownership change” will not inhibit our ability to utilize our NOLs.  However, we may, in the future, experience one or more additional Section 382 “ownership changes” as a result of subsequent changes in our stock ownership, some of which changes are outside our control. If so, we may not be able to utilize a material portion of our NOLs and tax credits even if we achieve profitability and generate sufficient taxable income. If we are limited in our ability to use our NOLs and tax credits in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations.

We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss in 2017, 2016 and 2015.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act) was enacted into law.  The 2017 Tax Act contains several key tax law changes, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, and a one-time mandatory transition tax on accumulated foreign earnings, among others.  In accordance with Accounting Standards Codification (ASC) 740, Income Taxes, we are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our estimated U.S. deferred tax assets and liabilities.  However, the SEC staff has issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2017, we have made a reasonable estimate of the effects on our existing deferred taxes and related disclosures and the one-time transition tax. Due to current year taxable losses and our federal valuation allowance position, we did not recognize any income tax expense or benefit as a result of the 2017 Tax Act.  We consider the key estimates on the deferred tax remeasurements, transition tax, and other items to be provisional due to expected forthcoming guidance from federal and state tax authorities, our continuing analysis of final year-end data and tax positions, as well as further guidance expected for the associated income tax accounting. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $67.3 million, net of allowance of $1.3 million, as of December 31, 2017 and $52.8 million, net of allowance of $1.0 million, as of December 31, 2016.

Components of Results of Operations

Revenue

Our revenue is generated primarily from sales to two types of customers: hospitals and outpatient medical facilities, with each being served primarily through a direct sales force. Sales to these entities are billed to, and paid by, the hospitals and outpatient medical facilities as part of their normal payment processes, with payment received by us in the form of an electronic transfer, check or credit card payment. Product sales to third-party distributors are billed to and paid by the distributors as part of their normal payment processes, with payment received by us in the form of an electronic transfer.

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

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality, as we have historically experienced lower sales in the summer months and around holidays.  Further, the impact of the buying patterns and implant volumes of hospitals and medical facilities, and third-party distributors may vary, and as a result could have an effect on our revenue from quarter to quarter. In addition, in the second quarter of 2015, we commenced commercial sales of Senza in the United States and recorded revenue of approximately $263.5 million, $173.3 million and $24.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, for sales in the United States.  We anticipate that our total revenue will increase as we continue our commercialization in the United States.

Cost of Revenue

We utilize contract manufacturers for the production of Senza. Cost of revenue consists primarily of acquisition costs of the components of Senza, allocated manufacturing overhead, royalty payments, scrap and inventory obsolescence, as well as distribution-related expenses, such as logistics and shipping costs, net of costs charged to customers.

We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, but it is primarily affected by the costs to have our products manufactured and the period of time between a trial and the related permanent implant. While costs are primarily incurred in U.S. dollars, international revenue may be impacted by the appreciation or depreciation of the U.S. dollar, which may impact our overall gross margin. We expect our gross margin to be positively affected over time to the extent we are successful in reducing manufacturing costs as our sales volume increases. However, our gross margin may fluctuate from period to period.

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

Research and Development. R&D costs are expensed as incurred. R&D expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation expenses for our R&D employees. R&D expense also includes costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors and consultants, equipment and software to support our development, facilities and information technology. We expect R&D expense to increase in absolute dollars as we continue to develop product enhancements to Senza and develop our HF10 therapy to treat other chronic pain indications, including conducting additional clinical studies for other indications such as chronic upper limb and neck pain, painful neuropathies and non-surgical refractory back pain. Our R&D expenses may fluctuate from period to period due to the timing and extent of our R&D and clinical trial expenses.

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

In the last two years, we significantly increased the size of our sales presence worldwide and have increased marketing spending in order to generate additional sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States. We expect SG&A expenses to continue to increase in absolute dollars as we build up our sales and marketing personnel to support commercialization of Senza in the United States, continue to increase the size of our sales and marketing organizations and increase our international presence and develop and assist our channel partners.

Our SG&A expenses have increased significantly compared to the same period in the prior year. During 2017, we had a significant increase in SG&A headcount and experienced a significant increase in legal expenses associated with our ongoing intellectual property litigation with Boston Scientific. We anticipate significant continued expenses associated with these legal activities. We also expect our administrative expenses to continue to increase as we increase our headcount and expand our facility and information technology to support our growing operations. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) as a large accelerated filer, director and officer insurance premiums and investor relations costs associated with being a growing public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

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

Comparison of the Years Ended December 31, 2017 and 2016

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
	2017	2016	Change
(in thousands)
Revenue	$326,674	$228,504	$98,170
Cost of revenue	98,981	75,433	23,548
Gross profit	$227,693	$153,071	$74,622
Gross margin	70%	67%	3%

Revenue. Revenue increased to $326.7 million in 2017 from $228.5 million in 2016, an increase of $98.2 million, or 43%, due to increased sales of the Senza system in the United States and continued adoption of the Senza system in international markets where it had historically been sold. The increase in sales of the Senza system was further driven in part by our expanded sales force in the United States in 2017.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $99.0 million in 2017 from $75.4 million in 2016, an increase of $23.5 million, or 31%.  This increase was primarily due to a $20.6 million increase in the costs of manufactured product components as sales volumes increased, as well as a $1.4 million increase related to product accessories used as part of ramping our operational infrastructure in the U.S. Gross profit increased to $227.7 million in 2017 from $153.1 million in 2016, an increase of $74.6 million, or 49%.  Gross profit as a percentage of revenue, or gross margin, increased to 70% in 2017 compared to 67% in 2016.  The increase in gross margin was partly due to lower manufacturing costs as a percentage of sales, but was partly offset by the negative impact on international revenue as a result of the appreciation of the U.S. dollar during 2017.

Operating Expenses

	Years Ended December 31,
	2017		2016
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$37,560	11%	$33,729	15%	$3,831
Sales, general and administrative	219,712	67%	142,423	62%	77,289
Total operating expenses	$257,272	79%	$176,152	77%	$81,120

Research and Development (R&D) Expenses. R&D expenses increased to $37.6 million in 2017 from $33.7 million in 2016, an increase of $3.8 million, or 11%.  The increase was primarily due to an increase in headcount and related personnel and consulting costs of $6.0 million, which was offset by decreases in other healthcare professional related expenses of $1.3 million and clinical and development expenses of $1.1 million.

Sales, General and Administrative (SG&A) Expenses. SG&A expenses increased to $219.7 million in 2017 from $142.4 million in 2016, an increase of $77.3 million, or 54%.  This increase was primarily due to an increase in personnel costs of $47.7 million in relation to an increase in headcount for SG&A personnel in support of our continued U.S. commercial launch, increased legal and other professional services costs primarily associated with legal expenses of $17.8 million incurred in 2017 in connection with the Boston Scientific litigations, increased other healthcare professional related expenses of $5.6 million, increased travel, training and associated supply costs of $4.2 million and additional facilities-related costs of $1.8 million.

Interest Income, Interest Expense, Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

	Years Ended December 31,
	2017	2016	Change
(in thousands)
Interest income	$3,164	$1,685	$1,479
Interest expense	(9,902)	(6,394)	(3,508)
Other income (expense), net	1,067	(1,097)	2,164
Loss on extinguishment of debt	—	(1,268)	1,268
Provision for income taxes	1,408	1,623	(215)

Interest Income. Interest income increased to $3.2 million in 2017 from $1.7 million in 2016, primarily as a result of the increase in average investment balances and an increase in our investment yield rate.

Interest Expense. Interest expense increased to $9.9 million in 2017 from $6.4 million in 2016, primarily as a result of recording a full year of expenses for the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, and the gains and losses from the remeasurement of foreign-denominated balances. We recorded a net gain of $1.3 million in 2017 and a net loss of $0.9 million in 2016 in relation to the two items previously mentioned.  Our remeasurement gains and losses are affected by changes in the foreign currency translation rates of the countries in which we conduct business.

Loss on Extinguishment of Debt. We paid in full the outstanding obligation under our credit facility in June 2016.  The difference between the total payment to the lenders under the credit facility and the net carrying amount of the obligation recorded on our balance sheet was recorded as a loss on extinguishment of debt, which was incurred in 2016.

Income Tax Expense. Income tax expense was $1.4 million in 2017 and $1.6 million in 2016. Our income tax expense is associated primarily with foreign and state income taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets. The change in income tax expense was primarily due to changes in foreign income taxes on profits realized by our foreign subsidiaries.

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

Interest Income, Interest Expense, Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

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

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. At December 31, 2017, we had cash, cash equivalents and short-term investments of $269.3 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

In June 2016, we paid the outstanding principal and repayment fees under our credit facility with Capital Royalty Partners and certain of its affiliates and terminated the credit facility.  As of December 31, 2017, we do not have a credit facility in place.

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

Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We face significant competition in the United States and internationally, which we believe will intensify as we continue to commercialize in the United States.  For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each have approved neuromodulation systems in at least the United States, Europe and Australia and have been established for several years. In addition to these major competitors, we may also face competition from other emerging competitors and smaller companies with active neuromodulation system development programs that may emerge in the future.

If we are unable to raise, or have access, to sufficient funds when needed, we may be required to delay, reduce, or terminate some or all of our commercial development plans.

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years Ended December 31,
	2017	2016	2015
(in thousands)
Net cash provided by (used in)
Operating activities	$(14,273)	$(58,503)	$(100,430)
Investing activities	4,069	(131,687)	39,658
Financing activities	11,199	145,164	122,827
Effect of exchange rate on cash flows	444	(604)	(306)
Net increase (decrease) in cash and cash equivalents	$1,439	$(45,630)	$61,749

Cash Used in Operating Activities. Net cash used in operating activities was $14.3 million, $58.5 million and $100.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, primarily due to the net losses during the periods of $36.7 million, $31.8 million and $67.4 million, respectively. The cash used in operating activities for the year ended December 31, 2017 was affected by a net increase of $14.4 million in accounts payable and accrued liabilities, as well as non-cash stock based compensation expense of $26.1 million, non-cash interest expense of $6.9 million and a write down of inventories of $4.0 million.  These changes were offset by increases in our inventory balances of $16.3 million and accounts receivable of $13.9 million. The cash used in operating activities for the year ended December 31, 2016 was affected by a net increase of $6.6 million in accounts payable and accrued liabilities, as well as non-cash stock based compensation expense of $15.8 million, a write down of inventories of $4.1 million and non-cash interest expense of $3.7 million.  These changes were offset by increases in our accounts receivable of $32.2 million and inventory balances of $27.0 million. The cash used in operating activities for the year ended December 31, 2015 was affected by changes in operating assets and liabilities, including an increase of $25.0 million in accounts payable and accrued liabilities, non-cash stock based compensation expense of $7.3 million and a write down of inventories of $2.8 million, offset by increases in our inventory balances of $49.4 million, accounts receivable of $16.2 million and prepaid expenses and other assets of $2.6 million.

Cash Used in Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments, and purchases of property and equipment. For the year ended December 31, 2017, we had net proceeds from the sales and maturity of investments of $8.4 million, which was offset by purchases in property and equipment of $4.3 million.  For the year ended December 31, 2016, we had net purchases of investments of $128.4 million and purchases in property and equipment of $3.4 million.  For the year ended December 31, 2015, we had net proceeds from maturity of investments of $45.3 million, and which was offset by purchases in property and equipment of $5.0 million.

Cash Provided by Financing Activities. Cash provided by financing activities was $11.2 million for the year ended December 31, 2017, primarily due to the cash received from the issuance of common stock to employees of $12.2 million pursuant to the exercise of employee stock options and our employee stock purchase plan.  Cash provided by financing activities was $145.2 million for the year ended December 31, 2016.  The majority of this cash was provided by the issuance of $172.5 million in aggregate principal amount of the 2021 Notes.  Additionally, in 2016, we received proceeds of $10.3 million from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan. The cash received from these activities was partially offset by a net expense of $12.0 million incurred in connection with the purchase of convertible note hedge and warrant transactions, which included the $45.1 million purchase of convertible note hedges and proceeds of $33.1 million related to the sale of warrants. The increase in cash provided by financing activities was partially offset by $6.2 million of issuance costs incurred in connection with the 2021 Notes and $19.5 million used in relation to the repayment of the credit facility. Cash provided by financing activities was $122.8 million for the year ended December 31, 2015, primarily due to the $118.4 million received from the issuance of common stock in our underwritten public offering in June 2015 and $4.4 million received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan.

Contractual Obligations and Commitments

We have lease obligations consisting of operating leases for our principal offices, which expire as set forth below, and for our warehouse space that expires in 2022, as well as for office space in Switzerland that expires in 2019.

In March 2015, we entered into a lease agreement for approximately 50,740 square feet of office space located in Redwood City, California for a period beginning in June 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually in the final year of the lease term.  In December 2016, we entered into a first amendment to the lease for an additional approximately 49,980 square feet of office space adjacent to the premises under the original lease (the Expansion Premises) with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commences on the earlier of the following dates (the Commencement Date): (i) the date we commence business operations in the Expansion Premises or (ii) the date upon which the landlord for the Expansion Premises substantially completes certain improvements to, and permitting for, the Expansion Premises. We expect the Commencement Date to occur in the first half of 2018.  The first amendment also extends the lease term for the original premises to terminate on the same date as the amended lease, which is the last day of the calendar month following the date that is 84 months after the Commencement Date.  Under the first amendment, if we are unable to move into the Expansion Premises before the Scheduled Delivery Date, as defined in the amendment, we may terminate the lease for the Expansion Premises.  In April 2017, we entered into a second amendment to the lease for a temporary space of approximately 8,171 square feet for a period beginning in May 2017 and ending on the Commencement Date of the Expansion Premises.  See Note 5, Commitments and Contingencies, of Notes to Consolidated Financial Statements for additional information.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of December 31, 2017, we had minimum annual purchase commitments of $6.6 million due in 2018, $6.4 million due in 2019 and $6.2 million due in 2020.

We have also entered into a service agreement for which we are committed to pay $3.6 million over the term of the service agreement, as well as a license agreement for which we are committed to pay $0.5 million over the remaining term of license agreement.

As of December 31, 2017, our contractual obligations related to the 2021 Notes are payments of $3.0 million due each year from 2018 through 2020, as well as payments in interest and principal totaling $174.0 million due in 2021.

Excluding the terms under the amendment for the Expansion Premises and the temporary space, which is subject to certain cancellation clauses, the following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payment date by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(in thousands)
Notes payable, including contractual interest	$183,066	$3,019	$6,038	$174,009	$—
Lease obligations	10,764	2,288	4,765	3,711	—
Purchase obligations	23,193	7,868	15,125	200	—
Total	$217,023	$13,175	$25,928	$177,920	$—

Off-Balance Sheet Arrangements

Through December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 5, Commitments and Contingencies, of Notes to the Consolidated Financial Statements within Part II, Item 8 of this Annual Report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2017, we had cash and cash equivalents of $42.8 million, consisting of cash and money market funds, and short-term investments of $226.5 million, consisting of commercial paper and corporate notes. We maintained investments in money market funds that were not federally insured during the year ended December 31, 2017 and held cash in foreign banks of approximately $4.5 million at December 31, 2017 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction gains of $1.3 million for the year ended December 31, 2017 and losses of $0.9 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the year ended December 31, 2017 would have affected the Company’s net loss by approximately 24%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nevro Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nevro Corp. and its subsidiaries (the “Company”) as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 22, 2018

We have served as the Company’s auditor since 2008.

Nevro Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$42,845	$41,406
Short-term investments	226,467	234,951
Accounts receivable, net of allowance for doubtful accounts of $1,333 and $1,008 at December 31, 2017 and 2016, respectively	67,287	52,818
Inventories	98,119	85,221
Prepaid expenses and other current assets	6,463	5,895
Total current assets	441,181	420,291
Property and equipment, net	8,819	7,132
Other assets	3,250	2,354
Restricted cash	806	806
Total assets	$454,056	$430,583
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,492	$16,162
Accrued liabilities	39,390	26,028
Other current liabilities	122	8
Total current liabilities	58,004	42,198
Long-term debt	145,019	138,140
Other long-term liabilities	1,861	1,211
Total liabilities	204,884	181,549
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2017 and 2016, respectively; zero shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at December 31, 2017 and 2016, respectively; 29,737,561 and 28,886,862 shares issued and outstanding at December 31, 2017 and 2016, respectively	30	29
Additional paid-in capital	508,228	470,869
Accumulated other comprehensive loss	(1,242)	(678)
Accumulated deficit	(257,844)	(221,186)
Total stockholders’ equity	249,172	249,034
Total liabilities and stockholders’ equity	$454,056	$430,583

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Revenue	$326,674	$228,504	$69,606
Cost of revenue	98,981	75,433	28,120
Gross profit	227,693	153,071	41,486
Operating expenses
Research and development	37,560	33,729	21,382
Sales, general and administrative	219,712	142,423	82,471
Total operating expenses	257,272	176,152	103,853
Loss from operations	(29,579)	(23,081)	(62,367)
Interest income	3,164	1,685	575
Interest expense	(9,902)	(6,394)	(2,732)
Other income (expense), net	1,067	(1,097)	(1,741)
Loss on extinguishment of debt	—	(1,268)	—
Loss before income taxes	(35,250)	(30,155)	(66,265)
Provision for income taxes	1,408	1,623	1,166
Net loss	(36,658)	(31,778)	(67,431)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(360)	(163)	(178)
Changes in unrealized losses on short-term investments, net	(204)	(340)	(74)
Net change in other comprehensive loss	(564)	(503)	(252)
Comprehensive loss	$(37,222)	$(32,281)	$(67,683)
Net loss per share, basic and diluted	$(1.25)	$(1.12)	$(2.54)
Weighted average number of common shares used to compute basic and diluted net loss per share	29,424,054	28,485,003	26,581,890

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2014	24,865,491	$25	$293,945	$(121,977)	$77	$172,070
Issuance of common stock upon underwritten public offering, net of issuance costs	2,470,587	3	118,436	—	—	118,439
Exercise of common stock options	774,337	—	2,958	—	—	2,958
Issuance of common stock under employee stock purchase plan	33,158	—	1,430	—	—	1,430
Vesting of early exercised stock options	—	—	53	—	—	53
Stock based compensation	—	—	7,325	—	—	7,325
Net loss	—	—	—	(67,431)	—	(67,431)
Other comprehensive loss	—	—	—	—	(252)	(252)
Balances at December 31, 2015	28,143,573	28	424,147	(189,408)	(175)	234,592
Conversion feature of convertible senior notes due 2021, net of allocated costs	—	—	31,767	—	—	31,767
Purchase of bond hedges	—	—	(45,092)	—	—	(45,092)
Sales of warrants	—	—	33,120	—	—	33,120
Exercise of common stock options	669,337	1	6,807	—	—	6,808
Issuance of common stock upon release of restricted stock units	1,384	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	72,568	—	3,499	—	—	3,499
Vesting of early exercised stock options	—	—	47	—	—	47
Stock based compensation	—	—	15,760	—	—	15,760
Tax benefit from stock option deductions	—	—	814	—	—	814
Net loss	—	—	—	(31,778)	—	(31,778)
Other comprehensive loss	—	—	—	—	(503)	(503)
Balances at December 31, 2016	28,886,862	29	470,869	(221,186)	(678)	249,034
Exercise of common stock options	707,410	1	7,492	—	—	7,493
Issuance of common stock upon release of restricted stock units	83,121	—	—	—	—	—
Shares withheld for tax obligations	(13,094)	—	(991)	—	—	(991)
Issuance of common stock under employee stock purchase plan	73,262	—	4,697	—	—	4,697
Vesting of early exercised stock options	—	—	7	—	—	7
Stock based compensation	—	—	26,154	—	—	26,154
Net loss	—	—	—	(36,658)	—	(36,658)
Other comprehensive loss	—	—	—	—	(564)	(564)
Balances at December 31, 2017	29,737,561	$30	$508,228	$(257,844)	$(1,242)	$249,172

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(36,658)	$(31,778)	$(67,431)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,507	1,717	614
Stock-based compensation expense	26,143	15,760	7,325
Accretion of discount on short-term investments	(116)	(231)	(458)
Non-cash loss on extinguishment of debt	—	1,156	—
Payment of original issue discount	—	(1,500)	—
Provision for doubtful accounts	293	909	90
Write-down of inventory	3,984	4,056	2,767
Loss on disposal of equipment	—	287	—
Non-cash interest expense	6,884	3,681	231
Unrealized gains (losses) on foreign currency transactions	(799)	1,854	(682)
Changes in operating assets and liabilities
Accounts receivable	(13,899)	(32,181)	(16,233)
Inventories	(16,297)	(27,031)	(49,407)
Prepaid expenses and other current assets	(501)	(1,997)	(1,197)
Other assets	(892)	(505)	(1,432)
Accounts payable	2,162	(5,586)	17,051
Accrued liabilities	12,269	12,136	7,987
Other long-term liabilities	647	750	345
Net cash used in operating activities	(14,273)	(58,503)	(100,430)
Cash flows from investing activities
Purchases of short-term investments	(287,938)	(372,309)	(190,000)
Proceeds from sales of short-term investments	5,993	—	—
Proceeds from maturity of short-term investments	290,341	243,890	235,272
Changes in restricted cash	—	100	(606)
Purchases of property and equipment	(4,327)	(3,368)	(5,008)
Net cash provided by (used in) investing activities	4,069	(131,687)	39,658
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net	—	—	118,439
Proceeds from issuance of convertible notes	—	172,500	—
Convertible notes initial issuance discount and debt issuance costs	—	(6,171)	—
Proceeds from issuance of warrants	—	33,120	—
Purchase of convertible note hedges	—	(45,092)	—
Repayment of debt	—	(19,500)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(991)	—	—
Proceeds from issuance of common stock to employees	12,190	10,307	4,388
Net cash provided by financing activities	11,199	145,164	122,827
Effect of exchange rate changes on cash and cash equivalents	444	(604)	(306)
Net increase (decrease) in cash and cash equivalents	1,439	(45,630)	61,749
Cash and cash equivalents
Cash and cash equivalents at beginning of year	41,406	87,036	25,287
Cash and cash equivalents at end of year	$42,845	$41,406	$87,036
Supplemental disclosures of cash flow information
Cash paid for income taxes	$687	$492	$670
Cash paid for interest	$3,019	$2,469	$2,332
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$592	$725	$752
Vesting of early-exercised stock options	$7	$47	$53

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2017, the Company incurred a net loss of $36.7 million and used $14.3 million of cash in operations. At December 31, 2017, the Company had an accumulated deficit of $257.8 million and does not expect to experience positive cash flows in the immediate future. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering and its June 2015 underwritten public offering, as well as its June 2016 underwritten public offering of convertible senior notes due in 2021. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses to meet its obligations as they become due. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

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

Segments

The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied only by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level, other than revenue. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates.

Until 2015, the Company had derived most of its revenue from sales to customers in Australia and Europe.  In May 2015, the U.S. Food and Drug Administration (FDA) approved the Company’s premarket approval (PMA) application to market Senza in the United States and the Company launched sales in the United States in 2015. Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area for countries with revenue accounting for 10% of more of the total revenue during the periods presented:

	Years Ended December 31,
	2017	2016	2015
United States	81%	76%	35%
Australia	*	*	20%
United Kingdom	*	*	12%
Germany	*	*	13%

*	Represents less than 10%

Long-lived assets and operating income outside the U.S. are not material; therefore disclosures have been limited to revenue.

Foreign Currency Translation

The Company’s consolidated financial statements are prepared in U.S. dollars (USD). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the monthly average exchange rates during the period when the transaction occurs. The resulting foreign currency translation adjustments from this process are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Unrealized foreign exchange gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the reporting entity are recorded in other income (expense), net. The Company recorded net unrealized foreign currency transaction gains of $0.8 million during the year ended December 31, 2017, losses of $1.6 million during the year ended December 31, 2016 and gains of $0.6 million during the year ended December 31, 2015. Additionally, realized gains and losses resulting from transactions denominated in currencies other than the local currency are recorded in other income (expense), net. The Company recorded realized foreign currency transaction gains of $0.5 million during the year ended December 31, 2017, gains of $0.7 million during the year ended December 31, 2016 and losses of $2.2 million during the year ended December 31, 2015.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the consolidated financial statements include items such as allowances for doubtful accounts; warranty obligations; stock-based compensation; depreciation and amortization lives; inventory valuation; valuation of investments and accounting for income taxes. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results may differ from those estimates under different assumptions or conditions.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the years ended December 31, 2017 and 2016, and held cash in foreign banks of approximately $4.5 million and $3.3 million at December 31, 2017 and 2016, respectively, that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s convertible note hedge transactions, entered into in connection with the 2021 Notes, subject the Company to credit risk such that the counterparties may be unable to fulfill the terms of the transactions.  The associated risk is mitigated by limiting the counterparties to major financial institutions.

Through December 31, 2014, all of the Company’s revenue had been derived from sales of its products in international markets, principally Australia and Europe.  In May 2015, the Company launched sales in the United States upon receiving FDA approval to market and sell its products in the United States. In the international markets in which the Company participates, the Company uses both a direct sales force and distributors to sell its products, while in the United States the Company utilizes a direct sales force. The Company performs ongoing credit evaluations of some of its direct customers and distributors, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.

There were no customers that accounted for 10% or more of the Company’s revenue for each of the years ended December 31, 2017, 2016 and 2015.  Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of December 31, 2017 and 2016.

The Company is subject to risks common to medical device companies including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, uncertainty of market acceptance of products and the need to obtain additional financing. The Company is dependent on third party manufacturers and suppliers, in some cases sole- or single-source suppliers.

There can be no assurance that the Company’s products or services will continue to be accepted in the marketplace, nor can there be any assurance that any future products or services can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products or services will be successfully marketed, if at all.

The Company expects to incur operating losses in the near term and may need to obtain additional financing. There can be no assurance that such financing will be available or will be at terms acceptable by the Company.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $30.3 million and $35.5 million as of December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of December 31, 2017 and 2016 includes certificates of deposit of $0.6 million representing collateral for the Company’s Redwood City, CA building lease pursuant to an agreement dated March 5, 2015 and $0.2 million collateralizing payment of charges related to the Company’s credit cards.

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, for the years ended December 31, 2017, 2016 and 2015, the Company recognized total write downs of $4.0 million, $4.1 million and $2.8 million for its inventories. The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

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

For a majority of sales, where the Company’s sales representative delivers its product at the point of implantation at hospitals or medical facilities, the Company recognizes revenue upon completion of the procedure and receipt of the purchase order, which represents satisfaction of the required revenue recognition criteria. For the remaining sales, which are sent from the Company’s distribution centers directly to hospitals and medical facilities, as well as distributor sales where product is ordered in advance of an implantation procedure and a valid purchase order has been received, the Company recognizes revenue at the time of shipment of the product, which represents the point in time when the customer has taken ownership and assumed the risk of loss and the required revenue recognition criteria are satisfied. The Company’s customers are obligated to pay within specified terms regardless of when or if they ever sell or use the products. The Company does not offer rights of return or price protection and it has no post-delivery obligations. The Company periodically provides incentive offers to customers.  Product revenue is recorded net of such incentive offers.

Allowance for Doubtful Accounts

The Company makes estimates of the collectability of accounts receivable. In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Warranty Obligations

The Company provides a limited one- to five-year warranty and warrants that its products will operate substantially in conformity with product specifications. The Company records an estimate for the provision for warranty claims in cost of revenue when the related revenues are recognized.  This estimate is based on historical and anticipated rates of warranty claims, the cost per claim and the number of units sold.  The Company regularly assesses the adequacy of its recorded warranty obligations and adjusts the amounts as necessary.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives, recorded through December 31, 2017.

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

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. To date, taxes paid have been predominantly due to income taxes in foreign and state jurisdictions in which we conduct business. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss in 2017, 2016 and 2015.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act) was enacted into law.  The 2017 Tax Act contains several key tax law changes, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, and a one-time mandatory transition tax on accumulated foreign earnings, among others.  In accordance with Accounting Standards Codification (ASC) 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring its estimated U.S. deferred tax assets and liabilities.  Consistent with guidance issued by the Securities and Exchange Commission (SEC), which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act, as of December 31, 2017, the Company has made a reasonable estimate of the effects on its existing deferred taxes and related disclosures and the one-time transition tax. Due to current year taxable losses and the Company’s federal valuation allowance position, it did not recognize any income tax expense or benefit as a result of the 2017 Tax Act.  The Company considers the key estimates on the deferred tax remeasurements, transition tax, and other items to be provisional due to expected forthcoming guidance from federal and state tax authorities, its continuing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with the SEC’s guidance.

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

The fair value of stock options is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period), on a straight-line basis. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, restricted stock units and common stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss in all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has issued several updates to ASU No. 2014-09.  These ASU’s (collectively, the new revenue standard) may be applied retrospectively to each prior period presented (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective).

In the fourth quarter of fiscal 2017, the Company finalized its assessment of the new revenue standard, including completing its contract reviews and evaluation of design changes to business processes and controls. Based on its assessment, the Company notes that its revenue arrangements consist of a single performance obligation and the transfer of promised goods which allows the Company to recognize revenue at a point in time.  However, assuming all other revenue recognition criteria have been met, under the new revenue standard, the Company will recognize revenue earlier for arrangements where certain documents required for revenue recognition under the current standard are considered administrative and incidental.

The Company will adopt the new revenue standard as of January 1, 2018, using the modified retrospective approach applied to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting the new revenue standard as an adjustment to the opening balance of the Company’s accumulated deficit.  The Company does not expect this adjustment to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company will adopt ASU 2016-01 in the first quarter of 2018 and does not expect the impact on its consolidated financial statements to be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires an entity to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018.  The Company is evaluating and interpreting the requirements under the guidance, including the available accounting policy elections, in order to determine the impacts to the Company’s financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The update clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds and distributions from certain equity method investees. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the effect that this new standard will have on its Financial Statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. This update is intended to reduce the complexity and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers.  Under this ASU, a selling entity is required to recognize a current tax expense or benefit upon the transfer of the asset. Similarly, the purchasing entity is required to recognize a deferred tax asset or liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. This ASU does not apply to intra-entity transfers of inventory, where the income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. ASU 2016-16 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted.  The Company is evaluating the effect that this new standard will have on its Financial Statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force. The update requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is evaluating the effect that this new standard will have on its Financial Statements and related disclosures.

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  This update clarifies that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in substance non-financial asset.”  The effective date and transition methods of ASU 2017-05 are aligned with ASU 2014-09 described above. The Company is evaluating the effect that this new standard will have on its Financial Statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  This update shortens the premium amortization period for certain purchased callable debt securities held at a premium.  ASU 2017-08 is effective for public entities for annual periods beginning after December 15, 2018.  The Company is evaluating the effect that this new standard will have on its Financial Statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  This update amends the scope of modification accounting for share-based payment awards. Specifically, companies would not apply modification accounting if the fair value, vesting conditions and classification of the award remain the same despite a change in terms or conditions.  ASU 2017-09 is effective for public entities for annual periods beginning after December 15, 2017, with early adoption permitted.  The Company is evaluating the effect that this new standard will have on its Financial Statements and related disclosures.

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

Balance as of December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$30,278	$—	$—	$30,278
Commercial paper (ii)	—	61,086	—	61,086
Corporate notes (ii)	—	165,381	—	165,381
Total assets	$30,278	$226,467	$—	$256,745

Balance as of December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$35,510	$—	$—	$35,510
Commercial paper (ii)	—	160,582	—	160,582
Corporate notes (ii)	—	74,369	—	74,369
Total assets	$35,510	$234,951	$—	$270,461

(i)	Included in cash and cash equivalents on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets

Convertible Senior Notes

As of December 31, 2017, the fair value of the 1.75% convertible senior notes due 2021 was $180.3 million.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

4. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$61,167	$—	$(81)	$61,086
Corporate notes	165,712	1	(332)	165,381
Total securities	$226,879	$1	$(413)	$226,467

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$160,729	$6	$(153)	$160,582
Corporate notes	74,430	3	(64)	74,369
Total securities	$235,159	$9	$(217)	$234,951

Realized gains or losses from the sale of investments and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold was determined based on the specific identification method. The amount of realized gains and realized losses on investments for the periods presented have not been material.

The amortized costs and estimated fair values of the Company’s available-for-sale securities by contractual maturities as of December 31, 2017 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$204,739	$204,385
Amounts after one year through five years	22,140	22,082
Total investment securities	$226,879	$226,467

Inventories (in thousands)

	December 31,
	2017	2016
Raw materials	$51,602	$44,862
Finished goods	46,517	40,359
Total inventories	$98,119	$85,221

Property and Equipment, Net (in thousands)

	December 31,
	2017	2016
Laboratory equipment	$2,416	$1,567
Computer equipment and software	5,076	2,388
Furniture and fixtures	2,241	2,051
Leasehold improvements	1,221	1,214
Construction in process	2,734	2,274
Total	13,688	9,494
Less: Accumulated depreciation and amortization	(4,869)	(2,362)
Property and equipment, net	$8,819	$7,132

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $2.5 million, $1.7 million and $0.6 million, respectively.

Accrued Liabilities (in thousands)

	December 31,
	2017	2016
Accrued payroll and related expenses	$26,108	$17,732
Accrued professional fees	4,734	1,067
Accrued taxes	2,827	2,110
Accrued clinical and research expenses	1,279	1,545
Accrued interest	243	243
Accrued warranty	708	645
Accrued other	3,491	2,686
Total accrued liabilities	$39,390	$26,028

5. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into a lease agreement for approximately 50,740 square feet of office space located in Redwood City, California for a period beginning in June 2015 through May 2022 with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually during the final year of the lease term. In December 2016, the Company entered into an amendment for an additional approximately 49,980 square feet of office space adjacent to the premises under the original lease (the Expansion Premises), with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commences on the earlier of (i) the date the Company commences business operations in the Expansion Premises, or (ii) the date upon which the Landlord substantially completes certain improvements to, and permitting for, the Expansion Premises (the Commencement Date). The Commencement Date is expected to occur in the first half of 2018.  The amendment also extends the lease term for the original premises to terminate on the same date as the amended lease.  Under the amendment, if the Company is unable to move into the Expansion Premises before the Scheduled Delivery Date, as defined in the amendment, the Company may terminate the lease for the Expansion Premises. In April 2017, the Company entered into a second amendment to the lease for a temporary space of 8,171 square feet for a period beginning in May 2017 and ending on the Commencement Date of the Expansion Premises.

The Company entered into a non-cancellable operating lease effective May 1, 2010 for facilities in Menlo Park, California as amended in 2012 to extend the period of the lease until May 31, 2015. In March 2015, the Company extended the lease through September 30, 2015, at which time the lease terminated. In August 2014, the Company entered into a new facility lease for warehouse space beginning on August 21, 2014 through May 31, 2015, under which it was obligated to pay approximately $100,000 in lease payments over the term of the lease. In

March 2015, the Company extended the warehouse lease through February 2017 under which it was obligated to pay approximately $0.3 million in lease payments over the remaining term of the lease.

In February 2017, the Company entered into a separate non-cancellable facility lease for warehouse space beginning March 1, 2017 through February 28, 2022, under which the Company is obligated to pay approximately $0.4 million in lease payments over the term of the lease.

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $2.5 million, $2.4 million and $1.9 million, respectively.

Excluding the terms under the amendment for the Expansion Premises, which is subject to certain cancellation clauses, future minimum lease payments under operating leases as of December 31, 2017 are as follows (in thousands):

Leases
Year ending December 31,
2018	$2,288
2019	2,356
2020	2,409
2021	2,484
2022	1,227
Total	$10,764

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and provides a limited one- to five-year warranty.  Activities related to warranty obligations were as follows (in thousands):

	December 31,
	2017	2016
Beginning Balance	$645	$394
Provision for warranty	1,468	902
Utilization	(1,405)	(651)
Ending Balance	$708	$645

Supply Agreements

The Company has entered into supply agreements with certain of the Company’s suppliers that required certain minimum annual purchase agreements.  As of December 31, 2017, the Company had minimum annual purchase commitments $6.6 million due in 2018, $6.4 million due in 2019 and $6.2 million due in 2020.

The Company also entered into a service agreement for which it is committed to pay $3.6 million over the term of the service agreement.

License Agreements

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

Royalties paid during the years ended December 31, 2017, 2016 and 2015 were $2.5 million, $1.9 million and $0.6 million, respectively.

In November 2014, the Company issued Mayo 20,833 shares of common stock owed in connection with the IPO pursuant to the terms of the license, and recorded noncash research and development expense of $0.5 million for the fair value of the shares on the date of issuance.

In July 2017, the Company entered into a license agreement for which it is committed to pay $0.5 million over the remaining term of this license agreement, which ends in 2022.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2017 and 2016.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, including, among other circumstances, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made.

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

On December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging the Company’s manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering SCS technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the United States District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. As of December 31, 2017, the Company did not record a liability, as an outcome or potential loss range cannot be reasonably determined.

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

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  During the three months ended December 31, 2017, the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended March 31, 2018 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of December 31, 2017, the if-converted value of the 2021 Notes did not exceed the principal value of those notes.

In accounting for the issuance of the convertible senior notes, the Company separated the 2021 Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $32.9 million and was determined by deducting the fair value of the liability component from the par value of the 2021 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (debt discount) is amortized to interest expense over the term of the 2021 Notes expense at an effective interest rate of 6.29% over the contractual terms of the notes.

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

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	December 31,
	2017	2016
Principal	$172,500	$172,500
Unamortized discount	(23,737)	(29,783)
Unamortized issuance cost	(3,744)	(4,577)
Net carrying amount	$145,019	$138,140

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	December 31,
	2017	2016
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

	Year Ended
	December 31,
	2017	2016
Contractual interest expense	$3,019	$1,652
Amortization of debt discount	6,046	3,162
Amortization of debt issuance costs	833	416
Total interest expense related to the 2021 Notes	$9,898	$5,230

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

7. Convertible Preferred Stock

Prior to its initial public offering, the Company had outstanding 15,208,048 shares of convertible preferred stock. Each share of preferred stock was convertible to one share of common stock. Upon the closing of the Company’s initial public offering on November 11, 2014, all shares of outstanding redeemable convertible preferred stock were automatically converted to 15,208,048 shares of the Company’s common stock.

8. Stock-Based Compensation

Common stock reserved for future issuance as of December 31, 2017 was as follows:

December 31,
2017
Outstanding stock options and restricted stock units	3,280,812
Reserved for grants of future stock options and restricted stock units	2,466,246
Reserved for employee stock purchase plan	836,635
Total common stock reserved for future issuance	6,583,693

Stock Plans

The Company’s Board of Directors (Board) and stockholders previously approved the 2007 Stock Option Plan (the 2007 Plan). In October 2014, the Board adopted the 2014 Equity Incentive Award Plan (the 2014 Plan and, together with the 2007 Plan, the Stock Plans).  As of the effective date of the 2014 Plan, the Company suspended the 2007 Plan and no additional awards may be granted under the 2007 Plan. Any shares of common stock covered by awards granted under the 2007 Plan that terminate after the effective date of the 2014 Plan by expiration, forfeiture, cancellation or other means without the issuance of such shares, will be added to the 2014 Plan reserve.

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

A summary of shares available for grant under the Stock Plans is as follows:

Shares Available
for Grant
Balance at December 31, 2014	1,695,416
Additional shares reserved	994,619
Options and restricted stock granted	(975,688)
Options and restricted stock cancelled	142,362
Balance at December 31, 2015	1,856,709
Additional shares reserved	1,125,742
Options and restricted stock granted	(856,043)
Options and restricted stock cancelled	75,831
Balance at December 31, 2016	2,202,239
Additional shares reserved	1,155,474
Shares forfeited for tax	13,094
Options and restricted stock granted	(1,002,063)
Options and restricted stock cancelled	97,502
Balance at December 31, 2017	2,466,246

A summary of stock option activity under the Stock Plans is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	2,973,732	$5.77	7.9	$97,832
Options granted	970,238	$50.16
Options exercised	(751,610)	$3.87		$36,603
Options cancelled	(142,072)	$19.08
Outstanding at December 31, 2015	3,050,288	$19.74	7.8	$145,721
Options granted	498,564	$66.74
Options exercised	(667,494)	$10.19		$46,529
Options cancelled	(60,131)	$40.89
Outstanding at December 31, 2016	2,821,227	$29.85	7.4	$123,425
Options granted	503,690	$74.71
Options exercised	(707,410)	$10.59		$50,971
Options cancelled	(57,535)	$46.83
Outstanding at December 31, 2017	2,559,972	$43.62	7.3	$71,120
Options exercisable as of December 31, 2017	1,413,016	$28.23	6.4	$58,832
Options vested, exercisable or expected to vest as of December 31, 2017	2,488,146	$42.90	7.3	$70,702

The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. The weighted-average grant-date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $32.35, $32.11 and $25.06 per share, respectively. The total fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was approximately $13.3 million, $10.7 million and $5.2 million, respectively, based on the grant date fair value.

The options outstanding and vested under the Stock Plans by exercise price, at December 31, 2017, were as follows:

	Options Outstanding			Options Vested
		Weighted Average
		Remaining
	Number	Contractual Term	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.96 — $1.92	41,048	2.32	$1.50	41,048	$1.50
$3.60	574,734	5.00	$3.60	565,497	$3.60
$10.08 — $45.07	524,579	6.95	$27.74	352,099	$26.88
$45.81 — $63.23	717,583	7.82	$56.91	331,152	$56.83
$63.39 — $97.52	702,028	9.36	$77.12	123,220	$77.22
$0.96 — $97.52	2,559,972	7.34	$43.62	1,413,016	$28.23

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

A summary of RSUs activity under the Stock Plans was as follows:

	Number of	Weighted Average	Aggregate
	Restricted	Grant Date	Intrinsic Value
	Stock Units	Fair Value	(in thousands)
Outstanding at December 31, 2014	—	$—	$—
Restricted stock granted	5,450	$56.47
Restricted stock cancelled	(290)	$63.23
Outstanding at December 31, 2015	5,160	$56.09	$348
Restricted stock granted	357,479	$70.31
Restricted stock released	(1,384)	$56.65	$115
Restricted stock cancelled	(15,700)	$65.15
Outstanding at December 31, 2016	345,555	$70.39	$25,108
Restricted stock granted	498,373	$82.60
Restricted stock released	(83,121)	$69.90	$1,175
Restricted stock cancelled	(39,967)	$81.57
Outstanding at December 31, 2017	720,840	$78.26	$49,767
Restricted stock expected to vest as of December 31, 2017	659,105		$45,505

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

A summary of ESPP activity was as follows:

	December 31,
	2017	2016	2015
Additional shares reserved	288,868	281,435	248,654
Shares issued	73,262	72,568	33,158
Shares available for future issuance	836,635	621,029	412,162
Employee contributions for shares issued (in thousands)	$4,697	$3,499	$1,430

Early Exercises

Stock options previously granted under the 2007 Plan allowed the Board of Directors to grant awards to provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 0 at December 31, 2017, 1,836 at December 31, 2016 and 14,863 at December 31, 2015, were subject to a repurchase right held by the Company at the original issue price in the event the optionees’ employment was terminated either voluntarily or involuntarily. For exercises of employee options, this right lapses according to the vesting schedule designated on the associated option grant. The repurchase terms are considered to be a forfeiture provision. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be issued or outstanding for accounting purposes until those shares vest, though they are legally issued and outstanding. In addition, cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability on the consolidated balance sheets. As of December 31, 2017 and 2016, cash received related to unvested shares totaled $0 and $7,000, respectively. Amounts recorded are transferred into common stock and additional paid-in-capital as the shares vest.

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

	Years Ended December 31,
	2017	2016	2015
Stock Options:
Expected term (in years)	5.5	5.3 — 6.1	5.3 — 6.1
Expected volatility	44% — 46%	47% — 49%	46% — 59%
Risk-free interest rate	1.8% — 2.2%	1.3% — 1.9%	1.4% — 1.8%
Dividend Yield	0%	0%	0%
ESPP:
Expected term (in years)	0.5	0.5	0.5
Expected volatility	36% — 37%	46% — 53%	42% — 64%
Risk-free interest rate	1.0% — 1.4%	0.4% — 0.6%	0.1% — 0.3%
Dividend Yield	0%	0%	0%

Expected Term. The expected term of stock-based awards represents the weighted-average period that the stock-based awards are expected to remain outstanding. The Company has historically opted to use the “simplified method” for estimating the expected term of the awards, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the awards.  Starting in late 2016, the Company started to utilize its own historical data for the calculation of expected term.

Expected Volatility. The Company has historically determined the share price volatility for stock-based awards based on an analysis of the historical volatilities of a peer group of publicly traded medical device companies.  Starting in late 2016, the Company has started to incorporate its own stock trading volatility with those of its peer group for the calculation of volatility.  In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

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

A summary of pre-tax stock-based compensation expense by line items in the consolidated statements of operations was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenue	$1,878	$1,094	$621
Research and development	4,601	3,182	1,401
Sales, general and administrative	19,664	11,484	5,303
Total stock-based compensation expense	$26,143	$15,760	$7,325

The effect of recording pre-tax stock-based compensation expense recognized were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Stock options	$13,412	$10,832	$6,679
Restricted stock units	11,197	3,548	9
Employee stock purchase plan	1,534	1,380	637
Total stock-based compensation expense	$26,143	$15,760	$7,325

As of December 31, 2017, total stock-based compensation expense not yet recognized, net of estimated forfeitures, were as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization Period
	(in thousands)	(in years)
Stock options	$28,244	2.5
Restricted stock units	43,435	3.1
Employee stock purchase plan	824	0.4

9. Income Taxes

The components of the Company’s loss before income taxes were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Domestic	$(39,370)	$(34,258)	$(68,919)
Foreign	4,120	4,103	2,654
Total loss before income taxes	$(35,250)	$(30,155)	$(66,265)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	170	181	34
Foreign	1,238	1,442	1,132
Total current	1,408	1,623	1,166

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—

Total provision for income taxes	$1,408	$1,623	$1,166

Income tax expense differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended December 31,
	2017	2016	2015
Tax at statutory federal rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(0.4)%	(0.4)%	0.0%
Other	(4.4)%	(3.7)%	(3.5)%
Foreign rate differential	0.5%	(0.2)%	(0.5)%
Tax credits	4.5%	3.2%	1.6%
Excess tax benefits related to stock-based compensation	21.5%	—%	—%
Effect of Tax Cuts and Jobs Act of 2017	(121.1)%	—%	—%
Change in valuation allowance	61.4%	(38.4)%	(33.4)%
Total	(4.0)%	(5.5)%	(1.8)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets are as follows:

	December 31,
	2017	2016
	(in thousands)
Net operating loss carryforwards	$60,999	$60,610
Tax credits	10,198	7,655
Depreciation	133	26
Stock-based compensation	6,983	5,207
Accruals and reserves	7,280	7,559
Other	2,525	4,671
Deferred tax assets	88,118	85,728

Other	—	—
Deferred tax liabilities	—	—

Valuation allowance	(88,118)	(85,728)

Net deferred tax assets	$—	$—

The 2017 Tax Act reduces the U.S. statutory corporate tax rate to 21% for the Company’s tax years beginning in 2018, which resulted in the re-measurement of the Company’s federal deferred tax assets as of December 31, 2017 from 34% to the new 21% tax rate. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of these assets.

 Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2.4 million, $18.7 million and $23.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company adopted the guidance under ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal 2017 and, as a result, excess tax benefits from share-based award activity for fiscal 2017 are reflected as a reduction of the provision for income taxes whereas previously they were recognized in equity. Before consideration of the required re-measurement under the 2017 Tax Act, the adoption resulted in an $18.6 million increase within the above disclosure of federal NOL carryforwards offset by an equal increase in the valuation allowance.  As of December 31, 2017, the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of approximately $260.7 million and $101.5 million, respectively. These NOLs are available to reduce future taxable income, if any.  The federal NOLs begin expiring in 2026, and the state NOLs begin expiring in 2020.

As of December 31, 2017, the Company had research and development credit carryforwards of approximately $7.7 million and $5.5 million for federal and California state income tax purposes, respectively. The federal credit carryforward begins expiring in 2026, and the state credits carry forward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize NOLs or other tax attributes such as research tax credits, in any taxable year may be limited if the Company experiences, or has experienced, a Section 382 “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by a greater than 50 percentage point change (by value) over a rolling three-year period. Similar rules may apply under state tax laws. As a result of the Company’s June 2015 underwritten public offering, the Company experienced a Section 382 “ownership change.”  The Company currently estimates that this “ownership change” will not inhibit its ability to utilize its NOLs. However, the Company may, in the future, experience one or more additional Section 382 “ownership changes” as a result of subsequent changes in its stock ownership, some of which changes are outside the Company’s control.  If so, the Company may not be able to utilize a material portion of its NOLs and tax credits, even if the Company achieves profitability.

The Company had unrecognized tax benefits (UTBs) of approximately $4.2 million as of December 31, 2017. The deferred tax assets associated with these UTBs are fully offset by a valuation allowance. The following table summarizes the activity related to UTBs (in thousands):

Balance at December 31, 2014	$1,962
Increases related to current year tax provisions	813
Increases related to prior year tax provisions	1,069
Balance at December 31, 2015	3,844
Increases related to current year tax provisions	1,059
Decreases related to prior year tax provisions	(1,519)
Balance at December 31, 2016	3,384
Increases related to current year tax provisions	790
Increases related to prior year tax provisions	193
Decreases related to prior year tax provisions	(134)
Balance at December 31, 2017	$4,233

All of these UTBs, if recognized, would affect the effective tax rate before consideration of the valuation allowance.

In accordance with ASC 740, Income Taxes, the Company is classifying interest and penalties as a component of tax expense. There were no interest or penalties accrued at December 31, 2017, December 31, 2016, and December 31, 2015.

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

10. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended December 31,
	2017	2016	2015
Net loss	$(36,658)	$(31,778)	$(67,431)
Weighted average shares outstanding	29,424,360	28,492,091	26,603,512
Less: weighted average shares subject to repurchase	(306)	(7,088)	(21,622)
Weighted average shares used to compute basic and diluted net loss per share	29,424,054	28,485,003	26,581,890
Net loss per share, basic and diluted	$(1.25)	$(1.12)	$(2.54)

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding:

	December 31,
	2017	2016	2015
Unreleased restricted stock	720,840	345,555	5,160
Options to purchase common stock	2,559,972	2,821,227	3,050,288
Convertible senior notes	1,790,033	1,790,033	—
Warrants related to the issuance of convertible senior notes	1,790,033	1,790,033	—
Total	6,860,878	6,746,848	3,055,448

Additionally, since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $96.37 per share for the 2021 Notes, which has not occurred as of December 31, 2017. In connection with the issuance of the 2021 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2021 Notes.

11. Employee Benefit Plan.

In 2007, the Company adopted a 401(K) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.  In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  For the years ended December 31, 2017 and 2016, the Company recorded expense of $2.2 million and $1.3 million for matching contributions, respectively.

12. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
	(in thousands, except per share data)
Total revenue	$97,963	$82,256	$78,016	$68,439
Gross profit	$69,512	$57,940	$53,873	$46,368
Loss from operations	$(2,172)	$(4,418)	$(9,938)	$(13,051)
Net loss	$(4,311)	$(6,230)	$(11,610)	$(14,507)
Net loss per share, basic and diluted	$(0.15)	$(0.21)	$(0.40)	$(0.50)
Shares used in computing net loss per common share, basic and diluted	29,664,926	29,513,842	29,351,414	29,159,509

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
	(in thousands, except per share data)
Total revenue	$70,531	$60,922	$55,400	$41,651
Gross profit	$48,839	$41,687	$36,558	$25,987
Loss from operations	$(6,269)	$(1,872)	$(5,923)	$(9,017)
Net loss	$(9,825)	$(3,886)	$(8,779)	$(9,288)
Net loss per share, basic and diluted	$(0.34)	$(0.14)	$(0.31)	$(0.33)
Shares used in computing net loss per common share, basic and diluted	28,817,333	28,542,760	23,381,253	28,194,457

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management assessed our internal control over financial reporting as of December 31, 2017, the end the period covered by this Annual Report. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Significant Employee and Non-Employee Directors of the Registrant

The following table sets forth information regarding our executive officers, significant employees and directors, as of February 1, 2018:

Name	Age	Position(s)
Executive Officers
Rami Elghandour	39	President and Chief Executive Officer
Andrew H. Galligan	61	Chief Financial Officer
Jim Alecxih	53	Vice President, Worldwide Sales
Doug Alleavitch	57	Vice President, Quality
Christofer Christoforou	48	Vice President, Research and Development
Kashif Rashid	44	General Counsel
Patrick Schmitz	58	Vice President, Operations

Significant Employees
David Caraway, M.D., Ph.D.	61	Chief Medical Officer
Richard B. Carter	47	Vice President of Finance, Corporate Controller
Divya Ghatak	47	Vice President, Human Resources
Bradford E. Gliner	52	Vice President, Clinical & Regulatory Affairs
Katherine H. Neuenfeldt	39	Vice President, Market Access
Neeraj Teotia	43	Vice President, Marketing

Non-Employee Directors
Michael DeMane	61	Chairman of the Board
Ali Behbahani, M.D.(2)(3)	41	Director
Lisa D. Earnhardt(1)(3)	48	Director
Frank Fischer(3)	76	Director
Wilfred E. Jaeger, M.D.(1)(2)	62	Director
Shawn T McCormick(1)	53	Director
Brad Vale, Ph.D., D.V.M.(2)	65	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

Jim Alecxih has served as our Vice President, Worldwide Sales since December 2017. From January 2015 to November 2017, Mr. Alecxih was the founder and served as the Chief Executive Officer of Luminosity Professional Services, a firm that specializes in commercializing new and innovative medical devices in the U.S. and the international market place.  From September 2000 to December 2014, Mr. Alecxih held roles of increasing responsibility at Intuitive Surgical, Inc., a medical robotics company, most recently as Senior Vice President, Sales for North America, South America, Australia & New Zealand. From November 1995 to September 2000, Mr. Alecxih held a variety of sales management roles at Ethicon Endo-Surgery, Inc., a subsidiary of Johnson & Johnson, where he joined via the acquisition of UltraCision, Inc., the manufacturer of the Harmonic Scalpel. Mr. Alecxih received a B.A. in Business from Le Tourneau University.

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

Christofer Christoforou has served as our Vice President, Research and Development since July 2016. From December 2014 to July 2016, Mr. Christoforou served as Vice President, Quality Engineering at Thoratec Corporation, a medical device company where he oversaw the operational, design and supplier quality engineering functions. From October 1999 to December 2014, Mr. Christoforou served in several leadership positions of increasing levels of responsibility at Thoratec Corporation. From August 1993 to February 1999, Mr. Christoforou served as a Manager of Engineering and various Engineering positions for United States Surgical Corporation, a producer of tools for use in surgery. Mr. Christoforou received a B.S. in Biomedical Engineering from Boston University and a M.S. in Biomedical Engineering from The Johns Hopkins University in Maryland.

Kashif Rashid has served as our General Counsel since December 2017. From March 2017 to December 2017, Mr. Rashid served as Vice President, Legal at Atara Biotherapeutics, Inc., a biotechnology company focused on T-cell immunotherapy.  From June 2008 to February 2017, Mr. Rashid served first as Associate General Counsel and later as Deputy General Counsel at St. Jude Medical, Inc., a medical device company. From September 1998 to June 2008, Mr. Rashid served in roles of increasing responsibility at General Electric Company's Healthcare business, Loews Corporation, a multi-industry holding company, and Kaye Scholer, LLP, a global law firm. Mr. Rashid received a B.S. in Business Administration from the George Washington University and a J.D. from Georgetown University Law Center.

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

Divya Ghatak has served as our Vice President, Human Resources since April 2017. From January 2014 to April 2017, Ms. Ghatak served as Chief People Officer at GoodData, a data products and business intelligence company. From June 2007 to September 2013, Ms. Ghatak held various leadership roles at Cisco Systems.  From October 2004 to June 2007, Ms. Ghatak held several leadership roles at Tavant Technologies. From January 1999 to September 2004, Ms. Ghatak founded and ran her own executive search firm. Ms. Ghatak received a B.A. in Economics from Delhi University and an M.A. in Human Resources from Tata Institute of Social Sciences in Mumbai, India.

Bradford E. Gliner has served as our Vice President, Clinical and Regulatory Affairs since May 2011. From 2008 to May 2011, Mr. Gliner was President and CEO at MitoGuard Neuroscience, Inc., a photobiomodulation medical device company. From 1999 to 2008, Mr. Gliner was Vice President of Research at Northstar Neuroscience, Inc., a medical device company, where he led research on numerous neuromodulation applications. From 1992 to 1999, Mr. Gliner was also a co-founder of Heartstream, Inc. (acquired by Koninklijke Philips Electronics NV), a medical device company that manufactures and markets automatic external defibrillators. Mr. Gliner received a B.S. in Electrical Engineering from the University of Illinois and a M.S. in Biomedical Engineering from Johns Hopkins University in Maryland.

Katherine H. Neuenfeldt has served as our Vice President, Market Access since June 2017, having held roles of increasing responsibility since joining Nevro as a Senior Director, Marketing in October 2013.  Ms. Neuenfeldt joined the product marketing team at Medtronic in October 2008 and held increasing roles of responsibility and served as the Director of Professional Education and the Director of Marketing at Medtronic Vascular until July 2013. From August 2002 to September 2008, Ms. Neuenfeldt held roles in commercial marketing at Centocor, a Johnson & Johnson company; HealthTech, a think-tank forecasting the impact of future technology on healthcare delivery; and Triage, a healthcare consulting firm focused on hospital reimbursement and process improvement. Ms. Neuenfeldt received a M.B.A. from the Darden School of Business at the University of Virginia, a M.S. in Epidemiology from the Stanford School of Medicine, and holds a B.A. in Human Biology from Stanford University.

Neeraj Teotia has served as our Vice President, Marketing since May 2016, having held roles of increasing responsibility in marketing since joining Nevro as Director, Marketing in April 2014. From July 2012 to April 2014 Mr. Teotia served as a Director, New Business Development in the Global Surgery Group at Johnson & Johnson where he was responsible for assessing various licensing and acquisition opportunities. Prior to his role in New Business Development, Mr. Teotia worked in various marketing, licensing & acquisitions and research & development roles within the medical device group at Johnson & Johnson. Mr. Teotia received a M.B.A. from the Kellogg School of Management at Northwestern University and holds a B.S. in Electrical Engineering from the University of Illinois at Urbana-Champaign.

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

Ali Behbahani, M.D. has served on our board of directors since September 2014. Dr. Behbahani joined New Enterprise Associates, Inc., or NEA, in 2007 and is a Partner on the healthcare team. Prior to joining NEA, Dr. Behbahani worked as a consultant in business development at The Medicines Company, a specialty pharmaceutical company developing acute care cardiovascular products. Dr. Behbahani previously held positions as a venture associate at Morgan Stanley Venture Partners and as a healthcare investment banking analyst at Lehman Brothers. He conducted basic science research in the fields of viral fusion inhibition and structural proteomics at the National Institutes of Health and at Duke University. Dr. Behbahani currently serves on the board of directors of several private companies. Dr. Behbahani has also been a director of Adaptimmune Therapeutics plc, a public biopharmaceutical company, since September 2014, and serves on the nominating and governance committee. Dr. Behbahani has been a director of Genocea Biosciences, Inc., a public biopharmaceutical company, since February 2018 and serves on the audit committee. Dr. Behbahani holds an M.D. from The University of Pennsylvania School of Medicine, an M.B.A. from The University of Pennsylvania Wharton School and a B.A. in Biomedical Engineering, Electrical Engineering and Chemistry from Duke University. We believe that Dr. Behbahani is qualified to serve on our board of directors due to his experience in the life science industry and his investment experience.

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

Wilfred E. Jaeger, M.D. has served on our board of directors since January 2012. Dr. Jaeger cofounded Three Arch Partners in 1993 and has served as a Partner and Managing Member since that time. Prior to co-founding Three Arch Partners, Dr. Jaeger was a general partner at Schroder Ventures. Dr. Jaeger currently serves on the board of directors of Concert Pharmaceuticals, Inc., a public clinical stage biopharmaceutical company, as well as numerous private companies. Dr. Jaeger received a B.S. in Biology from the University of British Columbia, an M.D. from the University of British Columbia School of Medicine and an M.B.A from the Stanford Graduate School of Business. We believe that Dr. Jaeger is qualified to serve on our board of directors due to his investment experience, strategic leadership track record and service on other boards of directors of life sciences companies.

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

3.	Exhibits

See Exhibit Index below.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws of Nevro Corp.	8-K	11/12/2014	3.1

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

10.1†	Amended and Restated License Agreement, dated October 2, 2006, by and among the Company and Mayo Foundation for Medical Education and Research, Venturi Group, LLC.	S-1/A	10/15/2014	10.1

10.2(a)†	Stellar Manufacturing Agreement, dated as of July 1, 2009, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(a)

10.2(b)†	First Amendment to Stellar Manufacturing Agreement, dated as of July 1, 2014, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(b)

10.2(c)†	Second Amendment to Stellar Manufacturing Agreement, dated as of January 28, 2016, by and between the Company and Stellar Technologies, Inc.	10-K	2/29/2016	10.2(c)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.3†	Supply Agreement, dated as of July 23, 2014 by and between the Company and Pro-Tech Design and Manufacturing, Inc.	S-1/A	10/15/2014	10.3

10.4(a)†	Supply Agreement, dated April 1, 2012, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(a)

10.4(b)†	Amendment to Supply Agreement, dated as of March 20, 2013, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(b)

10.5(a)†	Product Supply and Development Agreement, dated as of April 15, 2009, by and between the Company and EaglePicher Medical Power LLC.	S-1/A	10/15/2014	10.5

10.5(b)†	First Amendment to the Product Supply and Development Agreement, dated as of March 4, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	3/18/2015	10.5(b)

10.5(c)†	Second Amendment to the Product Supply and Development Agreement, dated as of October 23, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	2/29/2016	10.5(c)

10.5(d)	Third Amendment to the Product Supply and Development Agreement, dated as of September 15, 2017, by and between the Company and EaglePicher Medical Power LLC.	10-Q	11/6/2017	10.1

10.6(a)	Amended and Restated Registration Rights Agreement, dated February 8, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(a)

10.6(b)	Amendment to Amended and Restated Registration Rights Agreement, dated March 5, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(b)

10.6(c)	Second Amendment to Amended and Restated Registration Rights Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.6(c)

10.7(a)	Multi-Tenant Space Lease, dated as of March 15, 2010, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(a)

10.7(b)	First Amendment to Lease, dated as of October 18, 2012, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(b)

10.7(c)	Second Amendment to Lease, dated as of February 18, 2015, by and between Deerfield Campbell LLC and the Company.	10-K	3/18/2015	10.7(c)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.8(a)#	Nevro Corp. 2007 Stock Incentive Plan, as amended as of March 5, 2013.	S-1	10/03/2014	10.8(a)

10.8(b)#	Form of Incentive Stock Option Agreement (ISO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(b)

10.8(c)#	Form of Non-Incentive Stock Option Agreement (NSO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(c)

10.8(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(d)

10.9(a)#	Nevro Corp. 2014 Equity Incentive Award Plan.	S-8	11/12/2014	99.2(a)

10.9(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(b)

10.9(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(c)

10.9(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(d)

10.10#	Nevro Corp. 2014 Employee Stock Purchase Plan.	S-8	11/12/2014	99.3

10.11#	Form of Indemnification Agreement for directors and officers.	S-1/A	10/10/2014	10.11

10.12(a)#	Offer Letter, dated as of March 8, 2011, by and between Michael DeMane and the Company.	S-1/A	10/10/2014	10.12(a)

10.12(b)#	Form of Employment Agreement by and between Michael DeMane and the Company.	S-1/A	10/10/2014	10.12(b)

10.12(c)#	Amendment to Employment Agreement, effective as of June 1, 2016, by and between Michael DeMane and the Company.	10-Q	5/9/2016	10.2

10.13#	Offer Letter, dated as of October 9, 2012, by and between Rami Elghandour and the Company.	S-1	10/03/2014	10.13

10.13(b)#	Employment Agreement, effective as of June 1, 2016, by and between Rami Elghandour and the Company.	10-Q	5/9/2016	10.3

10.14#	Offer Letter, dated as of May 12, 2010, by and between Andrew H. Galligan and the Company.	S-1	10/03/2014	10.14

10.15#	General Release and Separation and Transition Agreement, effective as of August 3, 2016, by and between Andre Walker and the Company.	10-Q	8/8/2016	10.13

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.16(a)	Amended and Restated Stockholders’ Agreement, dated February 8, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(a)

10.16(b)	Amendment to Amended and Restated Stockholders’ Agreement, dated March 5, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(b)

10.16(c)	Second Amendment to Amended and Restated Stockholders’ Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.18(c)

10.17#	Nevro Corp. Non-Employee Director Compensation Program.	S-1/A	10/10/2014	10.19

10.18(a)#	Form of Amended and Restated Change in Control Severance Agreement for certain executive officers.	10-Q	5/9/2016	10.4

10.18(b)#	Amended and Restated Change in Control Severance Agreement, dated as of May 5, 2016, by and between Andrew Galligan and the Company.	10-Q	8/8/2016	10.14

10.18(c)#	Amended and Restated Change in Control Severance Agreement, dated as of May 5, 2016, by and between Doug Alleavitch and the Company.	10-Q	8/8/2016	10.15

10.18(d)#	Amended and Restated Change in Control Severance Agreement, dated as of August 3, 2016, by and between Patrick Schmitz and the Company.				X

10.18(e)#	Amended and Restated Change in Control Severance Agreement, dated as of August 3, 2016, by and between Christofer Christoforou and the Company.				X

10.18(f)#	Amended and Restated Change in Control Severance Agreement, dated as of December 14, 2017, by and between James Alecxih and the Company.				X

10.18(g)#	Amended and Restated Change in Control Severance Agreement, dated as of December 18, 2017, by and between Kashif Rashid and the Company.				X

10.19(a)	Term Loan Agreement, dated October 24, 2014, by and between the Company and Capital Royalty Partners II L.P.	S-1/A	10/27/2014	10.21

10.19(b)	First Amendment to Term Loan Agreement, dated as of March 9, 2015, by and between the Company and Capital Royalty Partners II L.P.	10-K	3/18/2015	10.21(b)

10.19(c)	Second Amendment to Term Loan Agreement, dated as of June 29, 2015, by and between the Company and Capital Royalty Partners II L.P.	10-Q	8/6/2015	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.20(a)†	Supply Agreement, dated March 13, 2015, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K/A	5/29/2015	10.22

10.20(b)†	Supply Agreement, effective as of November 11, 2016, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K	2/23/2017	10.22(b)

10.21(a)	Lease Agreement, dated as of March 5, 2015, by and between the Company and Westport Office Park, LLC.	10-K	3/18/2015	10.23

10.21(b)	First Amendment to Lease, effective as of December 9, 2016, by and between the Company and Westport Office Park, LLC.	10-K	2/23/2017	10.23(b)

10.21(c)	Second Amendment to Lease, effective as of April 13, 2017, by and between the Company and Westport Office Park, LLC.	10-Q	8/7/2017	10.1

10.21(d)	Third Amendment to Lease, effective as of December 6, 2017, by and between the Company and Westport Office Park, LLC.				X

10.22#	Offer Letter, dated as of March 30, 2015, by and between the Company and Doug Alleavitch.	8-K	4/9/2015	10.1

10.23†	Manufacturing and Supply Agreement, dated as of December 18, 2015, by and between the Company and Vention Medical Design and Development, Inc.	10-K	2/29/2016	10.25

10.23(b)†	First Amendment to the Manufacturing and Supply Agreement, dated as of September 30, 2017, by and between the Company and Vention Medical Design and Development, Inc.	10-Q	11/6/2017	10.2

10.24	Letter Agreement, dated June 7, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.1

10.25	Letter Agreement, dated June 7, 2016, between Bank of America, N.A. and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.2

10.26	Letter Agreement, dated June 7, 2016, between Goldman, Sachs & Co. and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.3

10.27	Letter Agreement, dated June 7, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.4

10.28	Letter Agreement, dated June 7, 2016, between Bank of America, N.A. and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.5

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.29	Letter Agreement, dated June 7, 2016, between Goldman, Sachs & Co. and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.6

10.30	Letter Agreement, dated June 8, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.7

10.31	Letter Agreement, dated June 8, 2016, between Bank of America, N.A. and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.8

10.32	Letter Agreement, dated June 8, 2016, between Goldman, Sachs & Co. and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.9

10.33	Letter Agreement, dated June 8, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.10

10.34	Letter Agreement, dated June 8, 2016, between Bank of America, N.A. and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.11

10.35	Letter Agreement, dated June 8, 2016, between Goldman, Sachs & Co. and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.12

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance.				X

101.SCH	XBRL Taxonomy Extension Schema.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.
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

February 22, 2018:

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

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAMI ELGHANDOUR	Chief Executive Officer	February 22, 2018
Rami Elghandour	(Principal Executive Officer)

/s/ ANDREW H. GALLIGAN	Chief Financial Officer	February 22, 2018
Andrew H. Galligan	(Principal Financial and Accounting Officer)

/s/ MICHAEL DEMANE	Chairman of the Board	February 22, 2018
Michael DeMane

/s/ ALI BEHBAHANI	Director	February 22, 2018
Ali Behbahani, M.D.

/s/ LISA EARNHARDT	Director	February 22, 2018
Lisa Earnhardt

/s/ FRANK FISCHER	Director	February 22, 2018
Frank Fischer

/s/ WILFRED E. JAEGER	Director	February 22, 2018
Wilfred E. Jaeger, M.D.

/s/ SHAWN T MCCORMICK	Director	February 22, 2018
Shawn T McCormick

/s/ BRAD H. VALE	Director	February 22, 2018
Brad H. Vale, Ph.D., D.V.M