Form 10-Q
period 2018-03-31
NEVRO CORP
filed 2018-05-07
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 30, 2018 there were 29,978,926 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$27,650	$42,845
Short-term investments	231,960	226,467
Accounts receivable, net of allowance for doubtful accounts of $1,021 and $1,333 at March 31, 2018 and December 31, 2017, respectively	62,664	67,287
Inventories	97,497	98,119
Prepaid expenses and other current assets	7,751	6,463
Total current assets	427,522	441,181
Property and equipment, net	12,773	8,819
Other assets	3,744	3,250
Restricted cash	806	806
Total assets	$444,845	$454,056
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$22,224	$18,492
Accrued liabilities	31,139	39,390
Other current liabilities	134	122
Total current liabilities	53,497	58,004
Long-term debt	146,821	145,019
Other long-term liabilities	1,905	1,861
Total liabilities	202,223	204,884
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2018 and December 31, 2017; zero shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at March 31, 2018 and December 31, 2017; 29,943,768 and 29,737,561 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	30	30
Additional paid-in capital	518,198	508,228
Accumulated other comprehensive loss	(1,016)	(1,242)
Accumulated deficit	(274,590)	(257,844)
Total stockholders’ equity	242,622	249,172
Total liabilities and stockholders’ equity	$444,845	$454,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$87,635	$68,439
Cost of revenue	25,634	22,071
Gross profit	62,001	46,368
Operating expenses
Research and development	11,085	8,699
Sales, general and administrative	66,618	50,720
Total operating expenses	77,703	59,419
Loss from operations	(15,702)	(13,051)
Interest income	1,013	709
Interest expense	(2,558)	(2,435)
Other income (expense), net	(123)	531
Loss before income taxes	(17,370)	(14,246)
Provision for income taxes	343	261
Net loss	(17,713)	(14,507)
Other comprehensive loss:
Changes in foreign currency translation adjustment	577	(222)
Changes in unrealized gains on short-term investments, net	(351)	44
Net change in other comprehensive loss	226	(178)
Comprehensive loss	$(17,487)	$(14,685)
Net loss per share, basic and diluted	$(0.59)	$(0.50)
Weighted average number of common shares used to compute basic and diluted net loss per share	29,836,277	29,159,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(17,713)	$(14,507)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	815	485
Stock-based compensation expense	8,243	6,071
Accretion of discount on short-term investments	(42)	(44)
Provision for doubtful accounts	(316)	268
Write-down of inventory	(116)	2,071
Non-cash interest expense	1,803	1,680
Unrealized (gains) losses on foreign currency transactions	464	(851)
Changes in operating assets and liabilities
Accounts receivable	6,561	2,053
Inventories	765	(686)
Prepaid expenses and other current assets	(1,840)	(1,742)
Other assets	(492)	46
Accounts payable	3,791	(4,476)
Accrued liabilities	(8,205)	(4,231)
Other long-term liabilities	44	96
Net cash used in operating activities	(6,238)	(13,767)
Cash flows from investing activities
Purchases of short-term investments	(50,106)	(73,115)
Proceeds from maturity of short-term investments	44,305	63,202
Purchases of property and equipment	(5,016)	(711)
Net cash provided by (used in) investing activities	(10,817)	(10,624)
Cash flows from financing activities
Minimum tax withholding paid on behalf of employees for net share settlement	(215)	—
Proceeds from issuance of common stock to employees	1,941	2,109
Net cash provided by financing activities	1,726	2,109
Effect of exchange rate changes on cash and cash equivalents	134	72
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,195)	(22,210)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	43,651	42,212
Cash, cash equivalents and restricted cash at end of period	$28,456	$20,002
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$346	$758
Vesting of early-exercised stock options	$—	$4

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2017, the Company incurred a net loss of $36.7 million and used $14.3 million of cash in operations. For the three months ended March 31, 2018, the Company incurred a net loss of $17.7 million and used $6.2 million of cash in operations. At March 31, 2018 and December 31, 2017, the Company had an accumulated deficit of $274.6 million and $257.8 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due 2021.  The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 22, 2018. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2018, and the results of its operations and cash flows for the three months ended March 31, 2018 and 2017. All such adjustments are of a normal and recurring nature. The interim financial data as of March 31, 2018 is not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any future period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in the Annual Report.

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

	Three Months Ended
	March 31,
	2018	2017
United States	81%	78%

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

	Three Months Ended
	March 31,
	2018	2017
Net unrealized foreign currency gain (loss)	$(473)	$850
Net realized foreign currency gain (loss)	420	(261)

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the condensed consolidated financial statements include items such as allowances for doubtful accounts; warranty obligations; clinical accruals; stock-based compensation; depreciation and amortization periods; inventory valuation; valuation of investments; and accounting for income taxes. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by the management. Actual results may differ from those estimates under different assumptions or conditions.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States and is in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended March 31, 2018 and December 31, 2017.  The Company also held cash in foreign banks of approximately $4.4 million at March 31, 2018 and $4.5 million at December 31, 2017 that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s convertible note hedge transactions, entered into in connection with the 2021 Notes, subject the Company to credit risk such that the counterparties may be unable to fulfill the terms of the transactions.  The associated risk is mitigated by limiting the counterparties to major financial institutions.

In the international markets in which the Company participates, the Company uses a combination of a direct sales force, sales agents and independent distributors to sell its products, while in the United States the Company utilizes a direct sales force. The Company performs ongoing credit evaluations of its direct customers and distributors, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.

During the three months ended March 31, 2018 and 2017, no single customer accounted for 10% or more of the Company’s revenue. As of March 31, 2018 and December 31, 2017, no single customer accounted for 10% or more of the accounts receivable balance.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $11.0 million and $30.3 million as of March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of March 31, 2018 and December 31, 2017 consists of a letter of credit of $0.6 million representing collateral for the Company’s Redwood City, California building lease pursuant to an agreement dated March 5, 2015 and certificates of deposit of $0.2 million collateralizing payment of charges related to the Company’s credit cards.

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

The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory that is in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach that has been used to value inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. In addition, the Company determines at times that there may be certain inventory that does not meet its product requirements. As a result of these evaluations, the Company recognized total write downs of $2.1 million of its inventories for the three months ended March 31, 2017. The amount of write downs for the three months ended March 31, 2018 was not significant.  The Company’s estimation of the future demand for any given particular component of the Senza product may vary and may result in changes in estimates of inventory values in any particular period.

Shipping and Handling Costs

The Company has made the accounting policy election under ASC 606 to account for shipping and handling costs as a fulfillment activity.  These costs are accrued when the related revenue is recognized.

Revenue Recognition

The Company has revenue arrangements that generally consist of a single performance obligation.  The Company recognizes revenue at the point in time when it transfers control of promised goods to its customers.  Revenue is measured as the amount of consideration it expects to receive in exchange for transferring goods

See Note 3 for further discussion on Revenue Recognition.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through March 31, 2018.

Income Taxes

During the three months ended March 31, 2018 and 2017, the Company calculated its interim tax provision to record taxes incurred on a discrete basis due to the variability of taxable income in the jurisdictions in which it operates. The provision for income taxes for the three months ended March 31, 2018 and 2017 is primarily comprised of foreign and state taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act) was enacted into law.  The 2017 Tax Act contains several key tax law changes, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, and a one-time mandatory transition tax on accumulated foreign earnings, among others.  Consistent with guidance issued by the SEC, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act, as of December 31, 2017, the Company has made a reasonable estimate of the effects on its existing deferred taxes and related disclosures and the one-time transition tax. Due to its taxable losses and its federal valuation allowance position, the Company did not recognize any income tax expense or benefit as a result of the 2017 Tax Act.

During the three months ended March 31, 2018, the Company did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended December 31, 2017. The Company will continue to complete its analysis of these provisional amounts, which are still subject to change during the measurement period, and anticipates further guidance on accounting interpretations from the FASB and application of the law from the Department of the Treasury. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in 2018.

At March 31, 2018, the Company has not yet determined its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the global intangible low-taxed income (GILTI) provisions in future periods or use the period cost method.  The Company has, however, considered the potential effects of GILTI in estimating its tax provision for 2018.  Due to its forecasted taxable losses for 2018 and its federal valuation allowance position, the Company is not forecasting any income tax expense or benefit as a result of the GILTI provisions.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the Company’s restricted stock units and options to purchase shares of common stock are considered to be potentially dilutive securities. Because the Company has reported a net loss in all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires an entity to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018.  The Company is in the process of developing a project plan and establishing teams to implement the guidance.  Although the Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures, the Company expects that all of its operating lease commitments with a term will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220).  This update provides companies with the option to reclassify stranded tax effects caused by the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act) from accumulated other comprehensive income to retained earnings.  ASU 2018-02 is effective for public entities for annual periods beginning after December 15, 2018, with early adoption permitted.  The Company has not determined the potential effects of the guidance on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740).  This update amends the certain paragraphs in ASC 740 to reflect the provisions of SEC Staff Accounting Bulletin (SAB) 118, which provides guidance for companies that are not able to complete their accounting for income tax effects of the 2017 Tax Act in the period of enactment.  ASU 2018-05 is effective immediately.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

3. Revenue

Adoption of ASC 606

On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to contracts which were not completed as of that date.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition. Under ASC 606, assuming all other revenue recognition criteria have been met, the Company will recognize revenue earlier for arrangements where the Company has satisfied its performance obligations but have not issued invoices.  These amounts are recorded as unbilled receivables, which are included in accounts receivable on the consolidated balance sheet, as the Company has an unconditional right to payment as of the end of the applicable period.

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of accumulated deficit.  The cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2018 for the adoption of ASC 606 were as follows (in thousands):

	Balance at	Adjustments Due	Balance at
	December 31, 2017	to ASC 606	January 1, 2018
Balance Sheet:
Accounts receivable, net	$67,287	$1,447	$68,734
Prepaid expenses and other current assets	6,463	(476)	5,987
Accumulated other comprehensive loss	(1,242)	4	(1,238)
Accumulated deficit	(257,844)	967	(256,877)

In accordance with ASC 606, the disclosure of the impact of adoption on the Consolidated Balance Sheet and Statement of Operations were as follows (in thousands):

	Three Months Ended March 31, 2018
	Balance	Balance Before
	As Reported	ASC 606 Adoption	Effect of Change
Balance Sheet:
Accounts receivable, net	$62,664	$61,500	$1,164
Prepaid expenses and other current assets	7,751	8,797	(1,046)
Statement of Operations:
Revenue	87,635	87,916	(281)
Cost of revenue	25,634	25,063	571

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of the Company’s goods to its customers.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods.

For a majority of sales, where the Company’s sales representative delivers its product at the point of implantation at hospitals or medical facilities, the Company recognizes revenue upon completion of the procedure and authorization, which represents the point in time when control transfers to the customers.

For the remaining sales, which are sent from the Company’s distribution centers directly to hospitals and medical facilities, as well as distributor sales, where product is ordered in advance of an implantation, the transfer of control occurs at the time of shipment of the product.  These customers are obligated to pay within specified terms regardless of when or if they ever sell or use the products. The Company does not offer rights of return or price protection and it has no post-delivery obligations.

Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with warranty obligations continue to be recognized as expense when the products are sold (see Note 6). The Company periodically provides incentive offers, in the form of rebates, to customers based on their aggregate levels of purchases.  Product revenue is recorded net of such incentive offers.

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Three Months Ended
	March 31,
	2018	2017
United States	$70,623	$53,104
International	17,012	15,335
Total revenue	$87,635	$68,439

Practical Expedients and Exemptions

The Company recognizes revenue upon the transfer of control of the product and there are no future performance obligations upon such transfer.  As a result, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. The Company does not capitalize incremental costs when the amortization period of the asset is less than a year.

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

Balance as of March 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$10,952	$—	$—	$10,952
Commercial paper (ii)	—	69,959	—	69,959
Corporate notes (iii)	—	165,996	—	165,996
Total assets	$10,952	$235,955	$—	$246,907

Balance as of December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$30,278	$—	$—	$30,278
Commercial paper (iii)	—	61,086	—	$61,086
Corporate notes (iii)	—	165,381	—	$165,381
Total assets	$30,278	$226,467	$—	$256,745

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in either cash and cash equivalents or short-term investments on the consolidated balance sheets.
(iii)	Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of March 31, 2018 and December 31, 2017, the fair value of the 1.75% convertible senior notes due 2021 was $198.7 million and $180.3 million, respectively.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 6).

5. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper (i)	$70,036	$7	$(84)	$69,959
Corporate notes	166,682	—	(686)	165,996
Total securities	$236,718	$7	$(770)	$235,955

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$61,167	$—	$(81)	$61,086
Corporate notes	165,712	1	(332)	165,381
Total securities	$226,879	$1	$(413)	$226,467

i)	Includes $4.0M of commercial paper that is classified as cash and cash equivalents on the consolidated balance sheet.

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of March 31, 2018 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$236,718	$235,955
Amounts maturing after one year through five years	—	—
Total investment securities	$236,718	$235,955

Inventories (in thousands)

	March 31,	December 31,
	2018	2017
Raw materials	$45,693	$51,602
Finished goods	51,804	46,517
Total inventories	$97,497	$98,119

Property and Equipment, Net (in thousands)

	March 31,	December 31,
	2018	2017
Laboratory equipment	$2,535	$2,416
Computer equipment and software	6,804	5,076
Furniture and fixtures	2,241	2,241
Leasehold improvements	1,221	1,221
Construction in process	5,656	2,734
Total	18,457	13,688
Less: Accumulated depreciation and amortization	(5,684)	(4,869)
Property and equipment, net	$12,773	$8,819

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Depreciation and amortization expense	$815	$485

Accrued Liabilities (in thousands)

	March 31,	December 31,
	2018	2017
Accrued payroll and related expenses	$17,609	$26,108
Accrued professional fees	4,635	4,734
Accrued taxes	2,794	2,827
Accrued clinical and research expenses	876	1,279
Accrued interest	998	243
Accrued warranty	820	708
Accrued other	3,407	3,491
Total accrued liabilities	$31,139	$39,390

6. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning on June 30, 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually during the final year of the lease term. In December 2016, the Company entered into a first amendment to the lease for an additional approximately 50,000 square feet of office space adjacent to the premises under the original lease (the Expansion Premises), with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commences on the earlier of (i) the date the Company commences business operations in the Expansion Premises, or (ii) the date upon which the Landlord substantially completes certain improvements to, and permitting for, the Expansion Premises (the Commencement Date). The first amendment also extends the lease term for the original premises to terminate on the same date as the amended lease.  Under the first amendment, if the Company is unable to move into the Expansion Premises before the Scheduled Delivery Date, as defined in the amendment, the Company may terminate the lease for the Expansion Premises. In April 2017, the Company entered into a second amendment to the lease for a temporary space for a period beginning in May 2017 and ending on the Commencement Date of the Expansion Premises.  As of March 31, 2018, the Commencement Date of the Expansion Premises has not occurred.

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

The Company recognized rent expense during the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Rent expense	$654	$583

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and has a limited one- to five-year warranty to most customers.  Activities related to warranty obligations were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Beginning balance	$708	$645
Provision for warranty	500	267
Utilization	(388)	(284)
Ending balance	$820	$628

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

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Royalty expense	$693	$468

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at March 31, 2018 and December 31, 2017.

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

On December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging the Company’s manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering spinal cord stimulation technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the United States District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. As of March 31, 2018, the Company is unable to determine an outcome or potential range of loss. In relation to this lawsuit, the Company filed a total of ten petitions for inter partes review at the U.S. Patent and Trademark Office (USPTO) against all of Boston Scientific’s asserted claims. Specifically, the Company filed three petitions for inter partes review on July 21, 2017, one petition for inter partes review on July 31, 2017, one petition for inter partes review on August 11, 2017, two petitions for inter partes review on November 2, 2017, two petitions for inter partes review on November 3, 2017, and one petition for inter partes review on November 10, 2017. Every asserted claim in Boston Scientific’s lawsuit has thus been petitioned for inter partes review at the USPTO.

On April 27, 2018, Boston Scientific filed a patent lawsuit alleging patent infringement, theft of trade secrets, and tortious interference with contract. The lawsuit, filed in the United States District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. As of this time, the Company is unable to determine an outcome or potential range of loss.

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

7. Long-term Debt

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

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  During the three months ended March 31, 2018 the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended June 30, 2018 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of March 31, 2018, the if-converted value of the 2021 Notes did not exceed the principal value of those notes.

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

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	March 31,	December 31,
	2018	2017
Principal	$172,500	$172,500
Unamortized discount	(22,162)	(23,737)
Unamortized issuance cost	(3,517)	(3,744)
Net carrying amount	$146,821	$145,019

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	March 31,	December 31,
	2018	2017
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Contractual interest expense	$755	$755
Amortization of debt discount	1,575	1,481
Amortization of debt issuance costs	226	200
Total interest expense related to the 2021 Notes	$2,556	$2,436

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

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2018	2017
Net loss, basic and diluted	$(17,713)	$(14,507)
Weighted average shares outstanding	29,836,277	29,160,611
Less: weighted average shares subject to repurchase	—	(1,102)
Weighted average shares used to compute basic and diluted net loss per share	29,836,277	29,159,509
Net loss per share, basic and diluted	$(0.59)	$(0.50)

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. Since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $96.37 per share for the 2021 Notes, which has not occurred as of March 31, 2018. In connection with the issuance of the 2021 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2021 Notes. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	March 31,
	2018	2017
Unreleased restricted stock	697,143	514,060
Options to purchase common stock	2,421,760	2,584,911
Convertible senior notes	1,790,033	1,790,033
Warrants related to the issuance of convertible senior notes	1,790,033	1,790,033
Total	6,698,969	6,679,037

9. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  For the three months ended March 31, 2018 and 2017, the Company recorded an expense of $1.5 million and $1.0 million, respectively, for matching contributions.

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last trading day of the offering period.

 No shares of common stock were issued under the ESPP for the three months ended March 31, 2018 and 2017.  Shares available for future purchase under the ESPP were 1,134,010 at March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report) and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 22, 2018.

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

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our surgical lead, marketed as the Surpass surgical lead, which we believe will provide us access to approximately an additional 30% of the U.S. SCS market that we previously did not address. In January 2018, we received FDA approval of our next generation Senza II SCS system.  The tables below set forth our revenue from U.S. and international sales the past nine quarters on a quarterly basis and total revenue for each of the past three years.

	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018
Revenue from:	(in millions)
U.S. sales	$29.5	$40.6	$47.2	$56.0	$53.1	$63.0	$66.3	$81.1	$70.6
International sales	12.2	14.8	13.7	14.5	15.3	15.0	16.0	16.9	17.0
Total sales revenue	$41.7	$55.4	$60.9	$70.5	$68.4	$78.0	$82.3	$98.0	$87.6

	2015	2016	2017	Three Months Ended March 31, 2018
	(in millions)
Total revenue	$69.6	$228.5	$326.7	$87.6

Since inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of March 31, 2018 was $274.6 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

We rely on third-party suppliers for all of the components of Senza and for the assembly of the system. Several of these suppliers are currently single-source suppliers. During 2015, 2016 and 2017, we entered into and/or amended several supply agreements in an effort to reinforce our supply chain.  We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. In particular, we have substantially increased our levels of inventory in order to meet our estimated demand in the United States and, as a result, incur significant expenditures associated with such increases in our inventory. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times, increasing our risk of inventory obsolesce.

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

In November 2016, we filed a lawsuit for patent infringement against Boston Scientific, asserting that Boston Scientific is infringing our patents covering inventions related to our HF10 therapy and the Senza system.  In December 2016, Boston Scientific, filed its own lawsuit alleging that we infringed Boston Scientific’s patents covering technology related to stimulation leads, batteries and telemetry units.  Each of the lawsuits seek preliminary and permanent injunctive relief against further infringement as well as damages and attorney fees. In relation to our defense of Boston Scientific’s allegations, we filed a total of ten petitions for inter partes review at the U.S. Patent and Trademark Office (USPTO) against all of Boston Scientific’s asserted patents. Specifically, we filed three petitions for inter partes review on July 21, 2017, one petition for inter partes review on July 31, 2017, one petition for inter partes review on August 11, 2017, two petitions for inter partes review on November 2, 2017, two petitions for inter partes review on November 3, 2017, and one petition for inter partes review on November 10, 2017. Every asserted claim in Boston Scientific’s lawsuit has thus been petitioned for inter partes review at the USPTO. In April 2018, Boston Scientific filed a patent lawsuit alleging patent infringement, theft of trade secrets, and tortious interference with contract. The lawsuit, filed in the United States District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. We believe pursuing our lawsuit and defending ourselves against Boston Scientific’s lawsuit will continue to require significant cash resources over the immediate and near long term.

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

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of Senza and the related implant procedure for patients. The revenue we are able to generate from sales of Senza depends in large part on the availability of reimbursement from such payors. While we currently have a favorable reimbursement decision from federal Medicare, decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policies. These payors may deny reimbursement if they determine that the device or procedure was not used in accordance with the payor’s coverage policy.  A significant component of our commercial efforts includes working with private payors to ensure positive coverage and reimbursement decisions for Senza. Favorable reimbursement decisions from federal Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date, while we continue to engage in efforts to educate payors on the advantages of HF10 therapy.  Although the largest commercial payors and federal Medicare cover Senza, there can be no assurance that all private health insurance plans will cover the product.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

Inventory Buildup and Supply Chain Management

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have substantially increased our levels of inventory. As a result, a significant amount of our cash used in operations has been associated with the increases in our inventory, as demand for Senza in the United States is developing. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the year ended December 31, 2017, wherein we recorded a write down of inventory of $3.6 million.  We have not recorded any material write downs of inventory in 2018. Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over- or under-estimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to expand into new indications and chronic pain conditions for Senza, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, in early 2017, we commenced a controlled commercial launch of Surpass, our surgical lead product, and we are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and a next generation IPG. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate HF10 efficacy, safety and cost effectiveness through clinical data are all critical to increasing the adoption of HF10 therapy.

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

We Do Not Expect Our Worldwide Revenue Growth Rate to Continue at Historic Rates

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2013 to $326.7 million for the year ended December 31, 2017.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  In addition, over the past two years, our revenue growth in international markets has slowed significantly.  Despite the significant growth in sales in the U.S., we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants and our current penetration in these markets, we expect to grow less rapidly in the future than we have in the past in this market.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. Other than the adoption of ASC 606, Revenue Recognition, there have been no other significant or material changes in our critical accounting policies during the three months ended March 31, 2018.

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

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality.  For example, the industry generally experiences lower revenues in the first and third quarters of the year, and higher revenues in the fourth quarter.  As we grow, we expect our revenue to experience these industry trends.  Further, the impact of the buying patterns and implant volumes of hospitals and medical facilities, and third-party distributors may vary, and as a result could have an effect on our revenue from quarter to quarter. In addition, in the second quarter of 2015, we commenced commercial sales of Senza in the United States and recorded revenue of approximately $263.5 million, $173.3 million and $24.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, for sales in the United States.  We anticipate that our total revenue will increase as we continue our commercialization in the United States.

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

In the last three years, we significantly increased the size of our sales presence worldwide and have increased marketing spending in order to generate additional sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States. We expect SG&A expenses to continue to increase in absolute dollars as we build up our sales and marketing personnel to support commercialization of Senza in the United States, continue to increase the size of our sales and marketing organizations and increase our international presence and develop and assist our channel partners.

Our SG&A expenses have increased significantly compared to the same period in the prior year. During 2017 and through the first quarter of 2018, we had a significant increase in SG&A headcount and experienced a significant increase in legal expenses associated with our ongoing intellectual property litigation with Boston Scientific. We anticipate significant continued expenses associated with these legal activities. We also expect our administrative expenses to continue to increase as we increase our headcount and expand our facility and information technology to support our growing operations. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) as a large accelerated filer, director and officer insurance premiums and investor relations costs associated with being a growing public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2018	2017	Change
(in thousands)
Revenue	$87,635	$68,439	$19,196
Cost of revenue	25,634	22,071	3,563
Gross profit	$62,001	$46,368	$15,633
Gross margin	71%	68%	3%

Revenue. Revenue increased to $87.6 million in the three months ended March 31, 2018 from $68.4 million in the three months ended March 31, 2017, an increase of approximately $19.2 million, or 28%. The revenue increase was primarily due to a period over period increase of Senza system sales in the United States, which was $70.6 million in the three months ended March 31, 2018, compared to $53.1 million in the three months ended March 31, 2017, as well as continued adoption of the Senza system in our international markets.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $25.6 million in the three months ended March 31, 2018 from $22.1 million in the three months ended March 31, 2017, an increase of approximately $3.6 million, or 16%.  This was primarily due to a $5.5 million increase in the costs of manufactured product components as sales volumes increased in the most recent period, offset by a decrease of $2.2 million in charges for inventory-related write-downs. Gross profit increased to $62.0 million in the three months ended March 31, 2018 from $46.4 million in the three months ended March 31, 2017, an increase of $15.6 million, or 34%. Gross profit as a percentage of revenue, or gross margin, increased to 71% in the three months ended March 31,

2018, compared to 68% in the three months ended March 31, 2017. The gross margin increase is primarily attributed to a decrease in charges for inventory-related write-downs.

Operating Expenses

	Three Months Ended March 31,
	2018		2017
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$11,085	13%	$8,699	13%	$2,386
Sales, general and administrative	66,618	76%	50,720	74%	15,898
Total operating expenses	$77,703	89%	$59,419	87%	$18,284

Research and Development Expense. R&D expense increased to $11.1 million in the three months ended March 31, 2018 from $8.7 million in the three months ended March 31, 2017, an increase of approximately $2.4 million, or 27%.  The increase in R&D expense was primarily due to an increase in headcount and related personnel and consulting costs of $1.8 million.

Sales, General and Administrative Expense. SG&A expense increased to $66.6 million in the three months ended March 31, 2018 from $50.7 million in the three months ended March 31, 2017, an increase of $15.9 million, or 31%.  This increase was primarily due to an increase in personnel costs of $8.5 million in connection with an increase in headcount to support our continued U.S. commercial launch and increased legal and other professional services costs of $7.2 million, primarily associated with legal fees from ongoing intellectual property litigation.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended March 31,
	2018	2017	Change
(in thousands)
Interest income	$1,013	$709	$304
Interest expense	(2,558)	(2,435)	(123)
Other income (expense), net	(123)	531	(654)
Provision for income taxes	343	261	82

Interest Income. Interest income increased to $1.0 million in the three months ended March 31, 2018 from $0.7 million in the three months ended March 31, 2017, primarily as a result of the increase in average investment balances as well as average investment return rates.

Interest Expense. Interest expense increased to $2.6 million in the three months ended March 31, 2018 from $2.4 million in the three months ended March 31, 2017, and primarily represents the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in June 2016.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a loss of $0.1 million in the three months ended March 31, 2018, compared to a gain of $0.6 million the three months ended March 31, 2017.

Provision for Income Taxes. Income tax expense was $0.3 million in each of the three months ended March 31, 2018 and 2017. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. At March 31, 2018, we had cash, cash equivalents and short-term investments of $259.6 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2018	2017
(in thousands)
Net cash provided by (used in)
Operating activities	$(6,238)	$(13,767)
Investing activities	(10,817)	(10,624)
Financing activities	1,726	2,109
Effect of exchange rate on cash flows	134	72
Net increase (decrease) in cash, cash equivalents and restricted cash	$(15,195)	$(22,210)

Cash Used in Operating Activities. Net cash used in operating activities was $6.2 million in the three months ended March 31, 2018, compared to $13.8 million in the three months ended March 31, 2017. In the three months ended March 31, 2018, net cash used in operations was primarily a result of the net losses recorded during the period of $17.7 million, as well as decreases in our accounts payable and accrued liabilities of $4.4 million and increases in prepaids and other current assets of $1.8 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $8.2 million, increases in accounts receivable of $6.6 million and non-cash interest expense of $1.8 million. In the three months ended March 31, 2017, net cash used in operations was primarily a result of the net losses recorded during the period of $14.5 million, as well as decreases in our accounts payable and accrued liabilities of $8.7 million and increases in prepaids and other current assets of $1.7 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $6.1 million, write-downs of inventory of $2.1 million and non-cash interest expense of $1.7 million, as well as decreases in our gross accounts receivable of $2.1 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net purchases of investments of $5.8 million in the three months ended March 31, 2018, compared to net purchases of investments of $9.9 million in the three months ended March 31, 2017. We additionally purchased $5.0 million and $0.7 million of property and equipment in the three months ended March 31, 2018 and 2017, respectively.

Cash Provided by Financing Activities. Cash provided by financing activities was primarily from the cash received from the exercise of options to purchase shares of common stock, which were $1.9 million and $2.1 million in the three months ended March 31, 2018 and 2017, respectively.

Contractual Obligations and Commitments

We have lease obligations consisting of operating leases for our principal offices, which expire as set forth below, and for our warehouse space that expires in 2022, as well as for office space in Switzerland that expires in 2019.

In March 2015, we entered into a lease agreement for approximately 50,740 square feet of office space located in Redwood City, California for a period beginning in June 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually in the final year of the lease term.  In December 2016, we entered into a first amendment to the lease for an additional approximately 49,980 square feet of office space adjacent to the premises under the original lease (the Expansion Premises) with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commences on the earlier of the following dates (the Commencement Date): (i) the date we commence business operations in the Expansion Premises or (ii) the date upon which the landlord for the Expansion Premises substantially completes certain improvements to, and permitting for, the Expansion Premises. We expect the Commencement Date to occur in the second quarter of 2018.  The first amendment also extends the lease term for the original premises to terminate on the same date as the amended lease, which is the last day of the calendar month following the date that is 84 months after the Commencement Date.  Under the first amendment, if we are unable to move into the Expansion Premises before the Scheduled Delivery Date, as defined in the amendment, we may terminate the lease for the Expansion Premises.  In April 2017, we entered into a second amendment to the lease for a temporary space of approximately 8,171 square feet for a period beginning in May 2017 and ending on the Commencement Date of the Expansion Premises.  See Note 6, Commitments and Contingencies, of Notes to Consolidated Financial Statements for additional information.

In February 2017, we entered into a separate non-cancellable facility lease for warehouse space beginning March 1, 2017 through February 28, 2022, under which we are obligated to pay approximately $0.4 million in lease payments over the term of the lease.

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of March 31, 2018, we had minimum annual purchase commitments of $3.8 million due in 2018, $6.4 million due in 2019 and $6.2 million due in 2020.

We have also entered into a service agreement for which we are committed to pay $2.4 million over the remaining term of the service agreement, as well as a license agreement for which we are committed to pay $0.5 million over the remaining term of the license agreement.

As of March 31, 2018, our contractual obligations related to the 2021 Notes are payments of $3.0 million due each year from 2018 through 2020, as well as payments in interest and principal totaling $174.0 million due in 2021.

Off-Balance Sheet Arrangements

Through March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2018, we had cash and cash equivalents of $27.7 million, consisting of cash, money market funds and commercial paper, and short-term investments of $232.0 million, consisting of commercial paper and corporate notes. We maintained investments in money market funds that were not federally insured in the three months ended March 31, 2018 and additionally held cash in foreign banks of approximately $4.4 million at March 31, 2018 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction losses of $0.1 million in the three months ended March 31, 2018 and gains of $0.6 million in the three months ended March 31, 2017. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the three months ended March 31, 2018 would have affected the Company’s net loss by approximately 6%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

On April 27, 2018, Boston Scientific filed a patent lawsuit alleging patent infringement, theft of trade secrets, and tortious interference with contract. The lawsuit, filed in the United States District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement.

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. In May 2015, the FDA approved our PMA to market Senza in the United States and we commenced commercial sales in the United States in mid-2015. We expect to continue to incur losses as we build our U.S. commercial sales force and continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $17.7 million in the three months ended March 31, 2018 and net losses of $36.7 million and $31.8 million for the years ended December 31, 2017 and 2016, respectively. As of March 31, 2018, our accumulated deficit was $274.6 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. For example, in November 2016, we filed a complaint against Boston Scientific alleging patent infringement, and Boston Scientific Corporation followed by filing a complaint against us alleging patent infringement.  These lawsuits have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are substantially dependent on continued market acceptance in the United States for our HF10 therapy, and the failure of our HF10 therapy to continue to gain market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and HF10 therapy for the treatment of chronic leg and back pain. Prior to mid-2015, our revenue was derived nearly entirely from sales of Senza in Europe and Australia. Although we received approval of our PMA in May 2015, we are still in the relatively early stages of our commercialization efforts in the United States and have a limited history of commercializing our product in the United States. We have incurred, and anticipate we will in the future incur, significant costs, including costs to continue to build our sales force in order to sustain our commercial sales in the United States. If we are unable to continue to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is the principal market for Senza. Because we do not have any other products currently in development, if we are unsuccessful in our continuing efforts to commercialize Senza or are unable to market Senza as a result of a quality problem, failure to maintain or obtain additional regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our HF10 therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. Favorable reimbursement decisions from federal Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date, while we continue to engage in efforts to educate payors on the advantages of HF10 therapy.  However, there can be no assurance that all private health insurance plans will cover the product.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

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

As we continue our commercial launch and increase our marketing efforts, we will need to retain, develop and grow the number of direct sales personnel that we employ. We continue to make a significant investment in recruiting and training sales representatives and clinical representatives. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, or if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, our new sales representatives will usually be subject to restrictive covenants with their former employers, including non-competition, non-solicitation and/or confidentiality provisions.  As a result, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. We and certain of our new sales representatives have been, continue to be, and may in the future be, subject to allegations that these new hires have violated the non-competition clauses, been improperly solicited or divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

We do not expect our worldwide revenue growth to continue at historic rates.

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2013 to $326.7 million for the year ended December 31, 2017.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  In addition, over the past two years, our revenue growth in international markets has slowed significantly.  Despite the significant growth in sales in the U.S., we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to governmental reimbursement constraints in the European SCS market liming the number of annual SCS implants and our current penetration in these markets, we expect to grow less rapidly in the future than we have in the past.

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

In 2010, we began selling Senza in Europe and, in August 2011, we began selling Senza in Australia. As of March 31, 2018, we sell Senza directly in the Netherlands, Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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

Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, primarily due to the buying patterns and implant volumes of distributors, hospitals and clinics, the industry generally experiences lower revenues in the first and third quarters of the year, and higher revenues in the fourth quarter.  As we grow, we expect our revenue to experience these industry trends. These seasonal variations are difficult to predict accurately, may vary amongst different markets, and at times may be entirely unpredictable, which introduce additional risk into our business as we rely upon forecasts of customer demand to build inventory in advance of anticipated sales. In addition, we believe our limited history commercializing our products has, in part, made our seasonal patterns more difficult to discern, making it more difficult to predict future seasonal patterns.

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

As a result of our June 2015 underwritten public offering, we have experienced a Section 382 “ownership change.” We currently believe that this “ownership change” will not inhibit our ability to utilize our NOLs prior to expiration.  However, we may experience additional ownership changes as a result of subsequent changes in our stock ownership, some of which changes may be outside our control.  As a result, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability and generate sufficient taxable income in the future. If we are limited in our ability to use our NOLs and tax credits in future years as a result of ownership changes, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations. As of December 31, 2017, we had federal and state NOLs of $260.7 million and $101.5 million, respectively, available to offset future taxable income, which if not utilized will begin to expire in 2026 for federal purposes and begin to expire in 2018 for state purposes.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report and others such as:

•	delays or setbacks in the commercialization of Senza or the expansion of indications for which Senza is approved;
•	announcements of new products by us or our competitors;
•	achievement of expected product sales and profitability, including the effects of seasonality on our results of operations;
•	manufacture, supply or distribution shortages;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolesce or conformity with our product requirements;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	our operating results;
•	results from, or any delays in, clinical trial programs relating to our product candidates;
•	changes or developments in laws or regulations applicable to our products;
•	any adverse changes in our relationship with any manufacturers or suppliers;
•	the success of our efforts to acquire or develop additional products;
•	any intellectual property infringement actions in which we may become involved, including our pending lawsuits with Boston Scientific;
•	announcements concerning our competitors or the medical device industry in general;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	trading activity in our common stock by the option counterparties to our convertible note hedge transactions to unwind or modify their hedge positions;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	general economic and market conditions and overall fluctuations in the United States equity markets; and
•	the loss of any of our key scientific or management personnel.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes could decline. As of March 31, 2018, we had outstanding a total of approximately 29.9 million shares of common stock and approximately 7.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes could decline.

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

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

10.1	Amended and Restated Company Bonus Plan.				X

10.2	Non-Employee Director Compensation Program, as amended.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

NEVRO CORP.
(Registrant)

Date: May 7, 2018	/s/ RAMI ELGHANDOUR
Rami Elghandour
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2018	/s/ ANDREW H. GALLIGAN
Andrew H. Galligan
Chief Financial Officer (Principal Financial and Accounting Officer)