Form 10-Q
period 2018-09-30
NEVRO CORP
filed 2018-11-05
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018 there were 30,156,127 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$21,377	$42,845
Short-term investments	236,615	226,467
Accounts receivable, net of allowance for doubtful accounts of $884 and $1,333 at September 30, 2018 and December 31, 2017, respectively	73,993	67,287
Inventories	93,606	98,119
Prepaid expenses and other current assets	7,226	6,463
Total current assets	432,817	441,181
Property and equipment, net	13,312	8,819
Other assets	4,315	3,250
Restricted cash	606	806
Total assets	$451,050	$454,056
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$20,173	$18,492
Accrued liabilities	33,518	39,390
Other current liabilities	104	122
Total current liabilities	53,795	58,004
Long-term debt	150,508	145,019
Other long-term liabilities	2,445	1,861
Total liabilities	206,748	204,884
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; zero shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at September 30, 2018 and December 31, 2017; 30,150,577 and 29,737,561 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	30	30
Additional paid-in capital	541,695	508,228
Accumulated other comprehensive loss	(948)	(1,242)
Accumulated deficit	(296,475)	(257,844)
Total stockholders’ equity	244,302	249,172
Total liabilities and stockholders’ equity	$451,050	$454,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$95,630	$82,256	$279,345	$228,711
Cost of revenue	28,382	24,316	82,175	70,530
Gross profit	67,248	57,940	197,170	158,181
Operating expenses
Research and development	12,478	9,381	34,979	27,617
Sales, general and administrative	64,007	52,977	195,331	157,971
Total operating expenses	76,485	62,358	230,310	185,588
Loss from operations	(9,237)	(4,418)	(33,140)	(27,407)
Interest income	1,275	808	3,423	2,264
Interest expense	(2,622)	(2,497)	(7,759)	(7,386)
Other income (expense), net	(130)	251	(845)	1,198
Loss before income taxes	(10,714)	(5,856)	(38,321)	(31,331)
Provision for income taxes	551	374	1,277	1,016
Net loss	(11,265)	(6,230)	(39,598)	(32,347)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(155)	165	104	(41)
Changes in unrealized gains on short-term investments, net	269	13	191	107
Net change in other comprehensive loss	114	178	295	66
Comprehensive loss	$(11,151)	$(6,052)	$(39,303)	$(32,281)
Net loss per share, basic and diluted	$(0.37)	$(0.21)	$(1.32)	$(1.10)
Weighted average number of common shares used to compute basic and diluted net loss per share	30,123,188	29,513,842	29,997,201	29,342,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(39,598)	$(32,347)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,845	1,774
Stock-based compensation expense	27,018	18,867
Accretion of discount on short-term investments	(563)	(168)
Provision for doubtful accounts	(444)	(85)
Write-down of inventory	870	3,675
Non-cash interest expense	5,494	5,120
Unrealized (gains) losses on foreign currency transactions	910	(1,074)
Changes in operating assets and liabilities
Accounts receivable	(5,376)	288
Inventories	3,543	(13,399)
Prepaid expenses and other current assets	(1,360)	(296)
Other assets	(1,065)	(988)
Accounts payable	1,786	1,791
Accrued liabilities	(5,352)	4,392
Other long-term liabilities	584	620
Net cash used in operating activities	(10,708)	(11,830)
Cash flows from investing activities
Purchases of short-term investments	(137,867)	(206,891)
Proceeds from sales of short-term investments	—	5,993
Proceeds from maturity of short-term investments	128,474	208,811
Purchases of property and equipment	(7,876)	(2,475)
Net cash provided by (used in) investing activities	(17,269)	5,438
Cash flows from financing activities
Minimum tax withholding paid on behalf of employees for net share settlement	(1,025)	(732)
Proceeds from issuance of common stock to employees	7,480	9,337
Net cash provided by financing activities	6,455	8,605
Effect of exchange rate changes on cash and cash equivalents	(146)	423
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,668)	2,636
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	43,651	42,212
Cash, cash equivalents and restricted cash at end of period	$21,983	$44,848
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$55	$79
Vesting of early-exercised stock options	$—	$7

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

Since inception, the Company has cumulatively incurred net losses and negative cash flows from operations. During the year ended December 31, 2017, the Company incurred a net loss of $36.7 million and used $14.3 million of cash in operations. For the nine months ended September 30, 2018, the Company incurred a net loss of $39.6 million and used $10.7 million of cash in operations. At September 30, 2018 and December 31, 2017, the Company had an accumulated deficit of $296.5 million and $257.8 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due 2021.  The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of September 30, 2018 and for the nine months ended September 30, 2018 and 2017, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 22, 2018. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2018, and the results of its operations and cash flows for the nine months ended September 30, 2018 and 2017. All such adjustments are of a normal and recurring nature. The interim financial data as of September 30, 2018 is not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any future period.

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

Revenue by geography is based on the billing address of the customer. The United States was the only country with revenue accounting for more than 10% of the total revenue in any of the periods presented, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	83%	81%	82%	80%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net unrealized foreign currency gain (loss)	$(6)	$(223)	$(892)	$1,092
Net realized foreign currency gain (loss)	(75)	518	217	254

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States and is in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended September 30, 2018 and December 31, 2017.  The Company also held cash in foreign banks of approximately $3.4 million at September 30, 2018 and $4.5 million at December 31, 2017 that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

During the three and nine months ended September 30, 2018 and 2017, no single customer accounted for 10% or more of the Company’s revenue. As of September 30, 2018 and December 31, 2017, no single customer accounted for 10% or more of the accounts receivable balance.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $8.2 million and $30.3 million as of September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of September 30, 2018 and December 31, 2017 consists of a letter of credit of $0.6 million representing collateral for the Company’s Redwood City, California building lease pursuant to an agreement dated March 5, 2015. Restricted cash additionally includes certificates of deposit of $0.2 million as of December 31, 2017, collateralizing payment of charges related to the Company’s credit cards.

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

The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory that is in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach that has been used to value inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. In addition, the Company determines at times that there may be certain inventory that does not meet its product requirements. As a result of these evaluations, the Company recognized total write downs of $0.5 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $3.7 million of its inventories for the nine months ended September 30, 2018 and 2017, respectively. The Company’s estimation of the future demand for any given particular component of the Senza product may vary and may result in changes in estimates of inventory values in any particular period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through September 30, 2018.

Income Taxes

During the three and nine months ended September 30, 2018 and 2017, the Company calculated its interim tax provision to record taxes incurred on a discrete basis due to the variability of taxable income in the jurisdictions in which it operates. The provision for income taxes for the three and nine months ended September 30, 2018 and 2017 is primarily comprised of foreign and state taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdictions.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017.

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

During the nine months ended September 30, 2018, the Company did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended December 31, 2017. The Company will continue to complete its analysis of these provisional amounts, which are still subject to change during the measurement period, and anticipates further guidance on accounting interpretations from the FASB and application of the law from the Department of the Treasury. The accounting is expected to be completed when the 2017 U.S. corporate income tax return is filed in the fourth quarter of 2018.

At September 30, 2018, the Company has not yet determined its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the global intangible low-taxed income (GILTI) provisions in future periods or use the period cost method.  The Company has, however, considered the potential effects of GILTI in estimating its tax provision for 2018.  Due to its forecasted taxable losses for 2018 and its federal valuation allowance position, the Company is not forecasting any income tax expense or benefit as a result of the GILTI provisions.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements), which provides another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (the optional transition method).  These ASU’s (collectively, the new lease standard) require an entity to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. The new lease standard is effective for public entities for fiscal years beginning after December 15, 2018. The Company plans to adopt the new standard on January 1, 2019 and plans to elect the transition method that permits the optional transition method.  Further, the Company has developed a project plan, has reviewed its lease portfolio and has initially assessed the potential accounting impact for some of its significant lease arrangements.  The Company expects that all of its operating lease commitments with terms of more than 12 months will be subject to the new lease standard and will be recognized as operating lease liabilities and right-of-use assets upon adoption.  The Company expects to elect transitional practical expedients such that the Company will not need to reassess whether contracts are leases and will retain lease classification and initial direct costs for leases existing prior to the adoption of the new lease standard.  The Company also expects to elect the hindsight practical expedient.

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

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of accumulated deficit.  The cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2018 for the adoption of ASC 606 were as follows (in thousands):

	Balance at	Adjustments Due	Balance at
	December 31, 2017	to ASC 606	January 1, 2018
Balance Sheet:
Accounts receivable, net	$67,287	$1,447	$68,734
Prepaid expenses and other current assets	6,463	(476)	5,987
Accumulated other comprehensive loss	(1,242)	4	(1,238)
Accumulated deficit	(257,844)	967	(256,877)

In accordance with ASC 606, the disclosure of the impact of adoption on the Consolidated Balance Sheet was as follows (in thousands):

	September 30, 2018
	Balance	Balance Without
	As Reported	ASC 606 Adoption	Effect of Change
Balance Sheet:
Accounts receivable, net	$73,993	$72,833	$1,160
Inventories	93,606	93,713	(107)
Prepaid expenses and other current assets	7,226	8,136	(910)

In accordance with ASC 606, the disclosure of the impact of adoption on the Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Balance Without			Balance Without
	Balance As Reported	ASC 606 Adoption	Effect of Change	Balance As Reported	ASC 606 Adoption	Effect of Change
Statement of Operations:
Revenue	$95,630	$95,714	$(84)	$279,345	$279,626	$(281)
Cost of revenue	28,382	28,386	(4)	82,175	81,621	554

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

For the remaining sales, which are sent from the Company’s distribution centers directly to hospitals and medical facilities, as well as distributor sales, where product is ordered in advance of an implantation, the transfer of control occurs at the time of shipment of the product.  These customers are obligated to pay within specified terms regardless of when or if they ever sell or use the products. The Company does not offer rights of return or price protection. To the extent the Company has a post-delivery obligation, such as programming devices that have been delivered as part of a direct-ship order, the Company defers revenue and the associated cost of goods sold associated with the post-delivery obligation only if the amounts are deemed material.

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

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$79,624	$66,281	$230,159	$182,419
International	16,006	15,975	49,186	46,292
Total revenue	$95,630	$82,256	$279,345	$228,711

Practical Expedients and Exemptions

The Company recognizes revenue upon the transfer of control of the product and there are no material future performance obligations beyond such transfer.  As a result, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. The Company does not capitalize incremental costs when the amortization period of the asset is less than a year.

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

Balance as of September 30, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$8,204	$—	$—	$8,204
Commercial paper (ii)	—	67,627	—	67,627
Corporate notes (ii)	—	168,988	—	168,988
Total assets	$8,204	$236,615	$—	$244,819

Balance as of December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$30,278	$—	$—	$30,278
Commercial paper (ii)	—	61,086	—	61,086
Corporate notes (ii)	—	165,381	—	165,381
Total assets	$30,278	$226,467	$—	$256,745

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of September 30, 2018 and December 31, 2017, the fair value of the 1.75% convertible senior notes due 2021 was $171.2 million and $180.3 million, respectively.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7).

5. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$67,665	$—	$(38)	$67,627
Corporate notes	169,171	1	(184)	168,988
Total securities	$236,836	$1	$(222)	$236,615

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$61,167	$—	$(81)	$61,086
Corporate notes	165,712	1	(332)	165,381
Total securities	$226,879	$1	$(413)	$226,467

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of September 30, 2018 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$236,836	$236,615
Amounts maturing after one year through five years	—	—
Total investment securities	$236,836	$236,615

Inventories (in thousands)

	September 30,	December 31,
	2018	2017
Raw materials	$37,698	$51,602
Finished goods	55,908	46,517
Total inventories	$93,606	$98,119

Property and Equipment, Net (in thousands)

	September 30,	December 31,
	2018	2017
Laboratory equipment	$2,821	$2,416
Computer equipment and software	7,771	5,076
Furniture and fixtures	3,866	2,241
Leasehold improvements	4,474	1,221
Construction in process	2,094	2,734
Total	21,026	13,688
Less: Accumulated depreciation and amortization	(7,714)	(4,869)
Property and equipment, net	$13,312	$8,819

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Depreciation and amortization expense	$1,078	$666	$2,845	$1,774

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2018	2017
Accrued payroll and related expenses	$21,986	$26,108
Accrued professional fees	2,857	4,734
Accrued taxes	2,193	2,827
Accrued clinical and research expenses	837	1,279
Accrued interest	998	243
Accrued warranty	1,093	708
Accrued other	3,554	3,491
Total accrued liabilities	$33,518	$39,390

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

The Company recognized rent expense during the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Rent expense	$1,238	$653	$2,742	$1,864

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and has a limited one- to five-year warranty to most customers.  Activities related to warranty obligations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning balance	$943	$656	$708	$645
Provision for warranty	597	352	1,681	945
Utilization	(447)	(405)	(1,296)	(987)
Ending balance	$1,093	$603	$1,093	$603

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

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Royalty expense	$795	$665	$2,280	$1,831

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at September 30, 2018 and December 31, 2017.

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

On August 23, 2018, the Oklahoma Police Pension and Retirement System filed a putative securities class action complaint against the Company and certain individual officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act.  The lawsuit, filed in the United States District Court for the Northern District of California, seeks unspecified damages and attorneys’ fees based on alleged misleading statements or omissions by the Company and the individual officers regarding the Company’s rights in technology underlying the Senza SCS systems and the termination of the Company’s former Vice President of Worldwide Sales.

The Company is and may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of its business, including several pending European patent oppositions at the European Patent Office (EPO) initiated by the Company’s competitors Medtronic and Boston Scientific, and an entitlement action filed by Boston Scientific in Germany, which the Company does not believe to be material to its business and consolidated financial statements at this stage.

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

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  During the three months ended September 30, 2018 the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended December 31, 2018 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of September 30, 2018, the if-converted value of the 2021 Notes did not exceed the principal value of those notes.

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

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	September 30,	December 31,
	2018	2017
Principal	$172,500	$172,500
Unamortized discount	(18,946)	(23,737)
Unamortized issuance cost	(3,046)	(3,744)
Net carrying amount	$150,508	$145,019

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	September 30,	December 31,
	2018	2017
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Contractual interest expense	$755	$755	$2,265	$2,264
Amortization of debt discount	1,625	1,528	4,791	4,504
Amortization of debt issuance costs	240	212	697	616
Total interest expense related to the 2021 Notes	$2,620	$2,495	$7,753	$7,384

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

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss, basic and diluted	$(11,265)	$(6,230)	$(39,598)	$(32,347)
Weighted average shares outstanding	30,123,188	29,513,842	29,997,201	29,343,291
Less: weighted average shares subject to repurchase	—	—	—	(408)
Weighted average shares used to compute basic and diluted net loss per share	30,123,188	29,513,842	29,997,201	29,342,883
Net loss per share, basic and diluted	$(0.37)	$(0.21)	$(1.32)	$(1.10)

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. Since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $96.37 per share for the 2021 Notes, which has not occurred as of September 30, 2018. In connection with the issuance of the 2021 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2021 Notes. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	September 30,
	2018	2017
Unreleased restricted stock	935,916	520,267
Options to purchase common stock	2,355,039	2,342,965
Convertible senior notes	1,790,033	1,790,033
Warrants related to the issuance of convertible senior notes	1,790,033	1,790,033
Total	6,871,021	6,443,298

9. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  The Company recorded an expense for matching contributions of $0.3 million and $2.4 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $2.0 million for the three and nine months ended September 30, 2017, respectively.

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

There were zero and 53,824 shares of common stock issued under the ESPP for the three and nine months ended September 30, 2018, respectively.  There were zero and 44,999 shares of common stock issued under the ESPP for the three and nine months ended September 30, 2017, respectively.  Shares available for future purchase under the ESPP were 1,080,186 at September 30, 2018.

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

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our surgical lead, marketed as the Surpass surgical lead, which we believe will provide us access to approximately an additional 30% of the U.S. SCS market that we previously did not address. In January 2018, we received FDA approval of our next generation Senza II SCS system.  The tables below set forth our revenue from U.S. and international sales the past eleven quarters on a quarterly basis and total revenue for each of the past three years and the nine months ended September 30, 2018.

	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018
Revenue from:	(in millions)
U.S. sales	$29.5	$40.6	$47.2	$56.0	$53.1	$63.0	$66.3	$81.1	$70.6	$79.9	$79.6
International sales	12.2	14.8	13.7	14.5	15.3	15.0	16.0	16.9	17.0	16.2	16.0
Total sales revenue	$41.7	$55.4	$60.9	$70.5	$68.4	$78.0	$82.3	$98.0	$87.6	$96.1	$95.6

	2015	2016	2017	Nine Months Ended September 30, 2018
	(in millions)
Total revenue	$69.6	$228.5	$326.7	$279.3

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of September 30, 2018 was $296.5 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

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

Inventory Buildup and Supply Chain Management

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have substantially increased our levels of inventory. As a result, a significant amount of our cash used in operations has been associated with the increases in our inventory, as demand for Senza in the United States is developing. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the year ended December 31, 2017, wherein we recorded a write down of inventory of $3.6 million.  We have not recorded any material write downs of inventory in 2018. Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.

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

We Do Not Expect Our Worldwide Revenue Growth Rate to Continue at Historic Rates

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2013 to $326.7 million for the year ended December 31, 2017.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  In addition, over the past two years, our revenue growth in international markets has slowed significantly.  Despite the significant growth in sales in the U.S., we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. Other than the adoption of ASC 606, Revenue Recognition, there have been no other significant or material changes in our critical accounting policies during the nine months ended September 30, 2018.

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

We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, but primarily our average sales price and the costs to have our products manufactured. While costs are primarily incurred in U.S. dollars, international revenue may be impacted by the appreciation or depreciation of the U.S. dollar, which may impact our overall gross margin. We expect our gross margin to be positively affected over time to the extent we are successful in reducing manufacturing costs as our sales volume increases. However, our gross margin may fluctuate from period to period.

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

During 2017 and through the third quarter of 2018, we had a significant increase in SG&A headcount and experienced a significant increase in legal expenses associated with our intellectual property litigation with Boston Scientific. We anticipate significant continued expenses associated with these legal activities. We also expect our administrative expenses to continue to increase as we increase our headcount and expand our facility and information technology to support our growing operations. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,
	2018	2017	Change
(in thousands)
Revenue	$95,630	$82,256	$13,374
Cost of revenue	28,382	24,316	4,066
Gross profit	$67,248	$57,940	$9,308
Gross margin	70%	70%	0%

Revenue. Revenue increased to $95.6 million in the three months ended September 30, 2018 from $82.3 million in the three months ended September 30, 2017, an increase of $13.4 million, or 16%. The revenue increase was primarily due to a period over period increase of Senza system sales in the United States, which was $79.6 million in the three months ended September 30, 2018, compared to $66.3 million in the three months ended September 30, 2017.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $28.4 million in the three months ended September 30, 2018 from $24.3 million in the three months ended September 30, 2017, an increase of $4.1 million, or 17%.  This was primarily due to increases of $3.4 million in the costs of manufactured product components and $0.4 million in warranty and royalty expenses, as sales volumes increased in the most recent period. Gross profit increased to $67.2 million in the three months ended September 30, 2018 from $57.9 million in the three months ended September 30, 2017, an increase of $9.3 million, or 16%. Gross profit as a percentage of revenue, or gross margin, was consistent at 70% for each of the three months ended September 30, 2018 and 2017.

Operating Expenses

	Three Months Ended September 30,
	2018		2017
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$12,478	13%	$9,381	11%	$3,097
Sales, general and administrative	64,007	67%	52,977	64%	11,030
Total operating expenses	$76,485	80%	$62,358	76%	$14,127

Research and Development Expense. R&D expense increased to $12.5 million in the three months ended September 30, 2018 from $9.4 million in the three months ended September 30, 2017, an increase of $3.1 million, or 33%.  The increase in R&D expense was primarily due to an increase in clinical and development expenses of $1.9 million and facilities costs of $0.8 million.

Sales, General and Administrative Expense. SG&A expense increased to $64.0 million in the three months ended September 30, 2018 from $53.0 million in the three months ended September 30, 2017, an increase of $11.0 million, or 21%.  This increase was primarily due to an increase in personnel costs of $8.1 million in connection with an increase in headcount to support our continued U.S. commercial launch, increased legal and other professional services costs of $0.7 million, primarily associated with legal fees from our intellectual property litigation, as well as increased travel, training and additional hardware expense of $1.9 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended September 30,
	2018	2017	Change
(in thousands)
Interest income	$1,275	$808	$467
Interest expense	(2,622)	(2,497)	(125)
Other income (expense), net	(130)	251	(381)
Provision for income taxes	551	374	177

Interest Income. Interest income increased to $1.3 million in the three months ended September 30, 2018 from $0.8 million in the three months ended September 30, 2017, primarily as a result of the changes in average investment return rates.

Interest Expense. Interest expense increased to $2.6 million in the three months ended September 30, 2018 from $2.5 million in the three months ended September 30, 2017, and primarily represents the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in June 2016.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a loss of $0.1 million in the three months ended September 30, 2018, compared to a gain of $0.3 million in the three months ended September 30, 2017.

Provision for Income Taxes. Income tax expense was $0.6 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Comparison of the nine months ended September 30, 2018 and 2017

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2018	2017	Change
(in thousands)
Revenue	$279,345	$228,711	$50,634
Cost of revenue	82,175	70,530	11,645
Gross profit	$197,170	$158,181	$38,989
Gross margin	71%	69%	2%

Revenue. Revenue increased to $279.3 million in the nine months ended September 30, 2018 from $228.7 million in the nine months ended September 30, 2017, an increase of $50.6 million, or 22%. The revenue increase was primarily due to a period over period increase of Senza system sales in the United States, which was $230.1 million in the nine months ended September 30, 2018, compared to $182.4 million in the nine months ended September 30, 2017, as well as continued adoption of the Senza system in our international markets.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $82.2 million in the nine months ended September 30, 2018 from $70.5 million in the nine months ended September 30, 2017, an increase of $11.6 million, or 17%.  This was primarily due to increases of $14.7 million in the costs of manufactured product components, which was offset by a decrease of $2.9 million in charges for inventory-related write-downs. Gross profit increased to $197.2 million in the nine months ended September 30, 2018 from $158.2 million in the nine months ended September 30, 2017, an increase of $39.0 million, or 25%. Gross margin increased to 71% in the nine months ended September 30, 2018, compared to 69% in the nine months ended September 30, 2017. The gross margin increase is primarily attributed to a decrease in charges for inventory-related write-downs.

Operating Expenses

	Nine Months Ended September 30,
	2018		2017
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$34,979	12%	$27,617	12%	$7,362
Sales, general and administrative	195,331	70%	157,971	69%	37,360
Total operating expenses	$230,310	82%	$185,588	81%	$44,722

Research and Development Expense. R&D expense increased to $35.0 million in the nine months ended September 30, 2018 from $27.6 million in the nine months ended September 30, 2017, an increase of $7.4 million, or 27%.  The increase in R&D expense was primarily due to an increase in headcount and related personnel and consulting costs of $2.8 million, clinical and development expenses of $2.1 million and facilities costs of $2.0 million.

Sales, General and Administrative Expense. SG&A expense increased to $195.3 million in the nine months ended September 30, 2018 from $158.0 million in the nine months ended September 30, 2017, an increase of $37.4 million, or 24%.  This increase was primarily due to an increase in personnel costs of $23.0 million in connection with an increase in headcount to support our continued U.S. commercial activities and increased legal and other professional services costs of $10.7 million, primarily associated with legal fees from our intellectual property litigation, as well as increased travel, training and additional hardware expense of $4.5 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Nine Months Ended September 30,
	2018	2017	Change
(in thousands)
Interest income	$3,423	$2,264	$1,159
Interest expense	(7,759)	(7,386)	(373)
Other income (expense), net	(845)	1,198	(2,043)
Provision for income taxes	1,277	1,016	261

Interest Income. Interest income increased to $3.4 million in the nine months ended September 30, 2018 from $2.3 million in the nine months ended September 30, 2017, primarily as a result of the changes in average investment return rates.

Interest Expense. Interest expense increased to $7.8 million in the nine months ended September 30, 2018 from $7.4 million in the nine months ended September 30, 2017, and primarily represents the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in June 2016.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a loss of $0.7 million in the nine months ended September 30, 2018, compared to a gain of $1.3 million in the nine months ended September 30, 2017.

Provision for Income Taxes. Income tax expense was $1.3 million and $1.0 million in the nine months ended September 30, 2018 and 2017, respectively. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for our deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. At September 30, 2018, we had cash, cash equivalents and short-term investments of $258.0 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

We expect to incur continued expenditures in the future in connection with the expansion of our U.S. commercial infrastructure and sales force in connection with commercializing Senza in the United States. In addition, we intend to continue to make investments in the development of Senza and HF10 therapy for the treatment of other chronic pain conditions, including ongoing R&D programs and conducting clinical trials. Further, we expect to expend significant cash resources pursuing and defending our ongoing intellectual property lawsuits with Boston Scientific. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2018	2017
(in thousands)
Net cash provided by (used in)
Operating activities	$(10,708)	$(11,830)
Investing activities	(17,269)	5,438
Financing activities	6,455	8,605
Effect of exchange rate on cash flows	(146)	423
Net increase (decrease) in cash, cash equivalents and restricted cash	$(21,668)	$2,636

Cash Used in Operating Activities. Net cash used in operating activities was $10.7 million in the nine months ended September 30, 2018, compared to $11.8 million in the nine months ended September 30, 2017. In the nine months ended September 30, 2018, net cash used in operations was primarily a result of the net losses recorded during the period of $39.6 million, as well as decreases in our accounts payable and accrued liabilities of $3.6 million and increases in accounts receivables of $5.4 million and prepaids and other assets of $2.4 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $27.0 million, non-cash interest expense of $5.5 million, decreases in inventories of $3.5 million and depreciation and amortization expense of $2.8 million. In the nine months ended September 30, 2017, net cash used in operations was primarily a result of the net losses recorded during the period of $32.3 million, as well as increases in inventories of $13.4 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $18.9 million, increases in accounts payable and accrued liabilities of $6.2 million, non-cash interest expense of $5.1 million and write-downs of inventory of $3.7 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net purchases of investments of $9.4 million in the nine months ended September 30, 2018, compared to net proceeds from investments of $7.9 million in the nine months ended September 30, 2017. We additionally purchased $7.9 million and $2.5 million of property and equipment in the nine months ended September 30, 2018 and 2017, respectively.

Cash Provided by Financing Activities. Cash provided by financing activities consisted primarily of cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan, which were $6.5 million and $8.6 million in the nine months ended September 30, 2018 and 2017, respectively.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of September 30, 2018, we had minimum purchase commitments of $0.7 million due in the remainder of 2018, $6.2 million due in 2019 and $6.0 million due in 2020.

We have also entered into a service agreement for which we are committed to pay $2.4 million over the remaining term of the service agreement.

As of September 30, 2018, our contractual obligations related to the 2021 Notes are payments of $1.5 million remaining in 2018 and $3.0 million due in 2019 and 2020, as well as payments in interest and principal totaling $174.0 million due in 2021.

Off-Balance Sheet Arrangements

Through September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2018, we had cash and cash equivalents of $21.4 million, consisting of cash and money market funds, and short-term investments of $236.6 million, consisting of commercial paper and corporate notes. We maintained investments in money market funds that were not federally insured in the nine months ended September 30, 2018 and additionally held cash in foreign banks of approximately $3.4 million at September 30, 2018 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction losses of $0.7 million in the nine months ended September 30, 2018 and gains of $1.3 million in the nine months ended September 30, 2017. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the three months ended September 30, 2018 would have affected the Company’s net loss by approximately 8%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

On August 23, 2018, the Oklahoma Police Pension and Retirement System filed a putative securities class action complaint against us and certain individual officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act.  The lawsuit, filed in the United States District Court for the Northern District of California, seeks unspecified damages and attorneys’ fees based on alleged misleading statements or omissions by us and the individual officers regarding our rights in technology underlying the Senza SCS systems and the termination of our former Vice President of Worldwide Sales.

We are and may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of our business, including several pending European patent oppositions at the European Patent Office initiated by our competitors Medtronic and Boston Scientific, and an entitlement action filed by Boston Scientific in Germany, which we do not deem to be material to our business and consolidated financial statements at this stage.

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. In May 2015, the FDA approved our PMA to market Senza in the United States and we commenced commercial sales in the United States in mid-2015. We expect to continue to incur losses as we build our U.S. commercial sales force and continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $39.6 million in the nine months ended September 30, 2018 and net losses of $36.7 million and $31.8 million for the years ended December 31, 2017 and 2016, respectively. As of September 30, 2018, our accumulated deficit was $296.5 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. For example, in November 2016, we filed a complaint against Boston Scientific alleging patent infringement, and Boston Scientific Corporation followed by filing a complaint against us alleging patent infringement.  These lawsuits have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Our current and potential competitors are publicly traded, or are divisions of publicly traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we have. The existing global SCS market in 2017 is estimated to be approximately $2.0 billion, with the United States comprising approximately 80% of the market. Given the size of the existing and potential market in the United States, we expect that as we work to increase our market position and penetration in the United States our competitors will take aggressive action to protect their current market position.  For example, in May 2015, a unit of Boston Scientific, one of our principal competitors, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102 (the ‘102 patent), which the Patent Trial and Appeals Board (PTAB) at the USPTO denied in November 2015, and, in December 2016, filed another lawsuit against us in the U.S. District Court for the District of Delaware alleging that we infringed their patents covering technology related to stimulation leads, batteries and telemetry units.  We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval, including Senza, will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify as we grow our presence in the U.S. market. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years.  Further, since the launch of our product, these major competitors have all launched new SCS systems: Medtronic launched the Intellis system, Boston Scientific launched the Spectra Wavewriter system and Abbott Laboratories launched the Proclaim system.  Additionally, we believe that Boston Scientific is in the later stages of a randomized clinical trial of high-frequency SCS therapy and they recently presented the results of a sub-threshold therapy through their Whisper study.  In addition to these major competitors, we also face competition from smaller companies such as Nuvectra and Stimwave, and may face competition from Saluda, Nalu Medical and Neuspera Medical in the future.  Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2013 to $326.7 million for the year ended December 31, 2017.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  In addition, over the past two years, our revenue growth in international markets has slowed significantly.  Despite the significant growth in sales in the U.S., we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.

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

In 2010, we began selling Senza in Europe and, in August 2011, we began selling Senza in Australia. As of September 30, 2018, we sell Senza directly in the Netherlands, Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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
•

changes in duties and tariffs, license obligations and other non-tariff barriers to international trade, including any  retaliatory tariffs or other actions taken by foreign countries in response to the U.S. tariffs imposed and threatened by the United States presidential administration;

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

Recently enacted legislation has significantly changed U.S. federal income tax laws, including by reducing the U.S. corporate income tax rate and imposing a one-time mandatory transition tax on all accumulated foreign earnings of certain U.S.-owned foreign corporations, among others. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretation and implementing regulations by the Treasury and Internal Revenue Service (IRS), any of which could mitigate or increase certain adverse effects of the legislation. In addition, it remains unclear how some of these U.S. federal income tax changes will affect state and local taxation.

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

We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. For example, two of our competitors, Boston Scientific and Medtronic, have filed oppositions in the EU with respect to certain of our patents. Boston Scientific has filed an entitlement action against us in the German courts. Defending our position in proceedings such as these will require management’s time and attention, as well as financial costs. Given the competitive environment in which we operate, we expect additional challenges to our intellectual property portfolio as we continue commercialization of Senza in the United States and abroad. An unfavorable outcome in these or any other such proceedings could cause us to lose valuable intellectual property rights and/or be unable to enforce our intellectual property rights, which could invite increased competition thereby materially harming our business.

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

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts, particularly in the United States, and our efforts to develop Senza and our HF10 therapy for the treatment of additional chronic pain indications and develop technology complementary to our current product. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to seek additional funds. If we are unable to raise funds on favorable terms, or at all, the long-term growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the costs of commercializing Senza in the United States and elsewhere, including costs associated with product sales, marketing, manufacturing and distribution;
•	our ability to maintain the average sales price of our products;
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

Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payor acceptance of Senza and our HF10 therapy;
•	the timing, expense and results of our commercialization efforts in the United States and elsewhere, R&D activities, clinical trials and regulatory approvals;
•	our success in initiating patient trials for HF10 therapy and converting those trials into permanent implants;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolesce or conformity with our product requirements;
•	difficulties in collecting receivables related to our sales in the United States;
•	fluctuations in the expenses related to pursuing and defending our lawsuits with Boston Scientific;
•	fluctuations in expenses as a result of expanding our commercial operations and operating as a public company;
•	the introduction of new products and technologies by our competitors;
•	the productivity of our sales representatives;

•	supplier, manufacturing or quality problems with our products;
•	the timing of stocking orders from our distributors;
•	changes in our pricing policies or in the pricing policies of our competitors or suppliers; and
•	changes in coverage amounts or government and third-party payors’ reimbursement policies.

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

As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Our products consist of a substantial number of individual components. In order to market and sell Senza effectively, we often must maintain high levels of inventory. In particular, as we continue our commercial launch of Senza in the United States, we intend to substantially increase our levels of inventory in order to meet our estimated demand and, as a result, incur significant expenditures associated with such increases in our inventory. The manufacturing process requires lengthy lead times, during which components of our products may become obsolete, and we may over- or underestimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolescence comparatively. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire and its value would become impaired and we would be required to record an impairment charge. In addition, we have also experienced inventory write-downs as a result of inventory that did not meet our product requirements. If our estimates of required inventory are too high, we may be exposed to further inventory obsolescence risk. In the event that a substantial portion of our inventory becomes obsolete or expires, or in the event we experience a supply chain imbalance as described above, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

The seasonality of our business creates variance in our quarterly revenue, which makes it difficult to compare or forecast our financial results.

Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, primarily due to the buying patterns and implant volumes of distributors, hospitals and clinics, the industry generally experiences lower revenues in the first and third quarters of the year and higher revenues in the fourth quarter. We are now experiencing these industry trends to a greater degree than in our initial U.S. commercial launch phase. These seasonal variations are difficult to predict accurately, may vary amongst different markets, and at times may be entirely unpredictable, which introduce additional risk into our business as we rely upon forecasts of customer demand to build inventory in advance of anticipated sales.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the United States presidential administration may impact our business and industry.  Namely, the United States presidential administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  It is difficult to predict how these Executive Orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes could decline. As of September 30, 2018, we had outstanding a total of approximately 30.2 million shares of common stock and approximately 6.6 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes could decline.

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

NEVRO CORP.
(Registrant)

Date: November 5, 2018	/s/ RAMI ELGHANDOUR
Rami Elghandour
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2018	/s/ ANDREW H. GALLIGAN
Andrew H. Galligan
Chief Financial Officer (Principal Financial and Accounting Officer)