Form 10-K
period 2018-12-31
NEVRO CORP
filed 2019-02-21
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,310 million based on the closing sale price for the registrant’s common stock on The New York Stock Exchange on that date of $79.85 per share.

As of February 14, 2019, there were 30,377,977 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2018.

NEVRO CORP.

PART I

ITEM 1. BUSINESS

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza® spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain. Our proprietary paresthesia-free HF10TM therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy with it being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has limited efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy.  We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.4 billion existing global SCS market by treating both back and leg pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) which supports the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our new surgical lead, marketed as the SurpassTM surgical lead. In January 2018, we received FDA approval for our next generation Senza IITM SCS system.  The tables below set forth our revenue from U.S. and international sales the past three years on a quarterly basis and total revenue for each of the past five years.

	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Revenue from:	(in millions)
U.S. sales	$29.5	$40.6	$47.2	$56.0	$53.1	$63.0	$66.3	$81.1	$70.6	$79.9	$79.6	$91.6
International sales	12.2	14.8	13.7	14.5	15.3	15.0	16.0	16.9	17.0	16.2	16.0	16.3
Total revenue	$41.7	$55.4	$60.9	$70.5	$68.4	$78.0	$82.3	$98.0	$87.6	$96.1	$95.6	$107.9

	2014	2015	2016	2017	2018
	(in millions)
Total revenue	$32.6	$69.6	$228.5	$326.7	$387.3

With a primary focus on treating leg pain, the global market for SCS therapy was estimated to be approximately $2.4 billion in 2018.  We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and potentially help expand that market to approximately $4.0 billion by 2022 by expanding into other pain-related indications, such as upper limb and neck pain, painful diabetic neuropathy and non-surgical back pain, among others. The United States represents approximately 80% of this global market due in part to governmental reimbursement restraints in international markets. We believe that due to factors such as an aging population and an increasing number of failed back surgeries, there is continuing opportunity for an SCS therapy that effectively treats back pain to increase the size of the existing SCS market over time.

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

We believe we have built competitive advantages through our proprietary technology, clinical evidence base, strong track record of execution with over 40,000 patients implanted with Senza, extensive intellectual property and a proven management team with substantial neuromodulation experience. With the well-demonstrated superior efficacy of our HF10 therapy, we aim to continue to drive adoption and penetration in the U.S. market, which represents the largest opportunity in SCS, and expand patient access to HF10 therapy by investing in the development of evidence for new indications such as chronic upper limb and neck pain, painful neuropathies (including painful diabetic neuropathy) and non-surgical refractory back pain. On this front, we initiated two randomized controlled trials in 2018, SENZA-PDN and SENZA-NSRBP, which are evaluating HF10 therapy for the treatment of painful diabetic neuropathy and non-surgical refractory back pain.

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

Traditional SCS technology involves the delivery of low frequency electrical impulses, or waveforms, to the spinal cord.  Recent developments in traditional SCS have resulted in alternative waveforms, some of which are variations of low frequency waveforms at sub-threshold amplitudes aimed at reducing the reliance on paresthesia.  For example, Abbott Laboratories has developed a SCS system that offers an alternate low frequency waveform called BurstDR.  Medtronic is promoting a high-density programming approach. Additionally, Boston Scientific is now offering sub-threshold therapy at frequencies below 1.2 kHz.

Our Solution for Chronic Pain

HF10 Therapy

Our HF10 therapy is designed to deliver innovative neuromodulation solutions for treating chronic pain based on what we believe to be the best clinical evidence available. By overcoming many of the limitations of traditional SCS therapy, our HF10 therapy offers superior efficacy for patients and provides significant advantages to physicians and hospitals. We believe the advantages of our proprietary HF10 therapy over traditional SCS include:

•

Demonstrated superior efficacy data for both leg and back pain: In our SENZA-RCT pivotal study, HF10 therapy was demonstrated to provide significant and sustained back pain relief in addition to leg pain relief. HF10 therapy was shown in both number of patients that respond and in treatment efficacy to be superior to traditional SCS therapy as it is nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain. Our SENZA-RCT study, along with the previously completed European studies, represent what we believe is the most robust body of clinical evidence for any SCS therapy. We believe that the superior efficacy results and robust data provided in our pivotal clinical trials will drive increased adoption of our HF10 therapy among patients, payors and providers and may enable us to gain significant market share in the approximately $2.4 billion existing global SCS market in 2018, which is primarily based on treating leg pain. In addition, we believe our efficacy data in back pain will allow us to expand the SCS market under current reimbursement regimes by meeting demand from back pain patients who are largely untreated by traditional SCS therapies.

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

Chronic Upper Limb and Neck Pain

Chronic neck pain with or without upper limb pain is prevalent in 48% of women and 38% of men in the general adult population, with persistent complaints in 22% of women and 16% of men. Multiple treatments currently exist in the market today, such as epidural injections, but there is a lack of clinically efficacious treatments for some patients. In addition, there has been a very small body of evidence published on the application of SCS in chronic neck pain and upper limb pain by placing the leads in the cervical spine. The evidence has suggested limited therapeutic response when traditional SCS therapy is used, where the paresthesia in the cervical spine associated with traditional SCS therapy can create intolerable discomfort, limiting its viability. We believe Senza can overcome this barrier due to its ability to deliver pain relief without paresthesia, combined with its demonstrated superior efficacy relative to the traditional SCS for back and leg pain. The results from our SENZA Upper Limb and Neck study, which were presented at the North America Neuromodulation Society (NANS) conference in January 2019, demonstrated a 76% responder rate for neck pain (n=42) and 83% for upper limb pain (n=24) at three months, the primary endpoint. At twelve months, the responder rate was 89% for neck pain (n=37) and 95% for upper limb pain (n=20).  Further, average neck pain scores (as measured on the Visual Analog Scale (VAS)) declined from 7.6 (n=42) at baseline to 2.4 (n=42) at three months and 1.5 (n=37) at twelve months. For upper limb pain, average VAS scores declined from 7.1 (n=19) at baseline to 1.8 (n=24) at three months and 1.0 (n=20) at twelve months.

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

Painful Neuropathies

The American Chronic Pain Association estimates that more than 15 million people in the United States and Europe have some degree of neuropathic pain. More than two out of every 100 people are estimated to have peripheral neuropathy, with the incidence rate increasing to eight in every 100 for people aged 55 or older. The diminished quality of life and increased disability associated with peripheral neuropathy results in significant workforce and healthcare costs. Various treatments currently exist, but have limited efficacy. As such, we have initiated an initial study to determine if HF10 therapy could help this patient group. Results of a prospective, multicenter feasibility study treating chronic intractable pain of the limbs from peripheral polyneuropathy using HF10 therapy demonstrated a decrease in mean VAS pain score from 7.5 at baseline (N=18) to 1.9 at three months post-implant (the primary endpoint), 2.8 at twelve months and 1.4 at twenty-four months.  Subject deemed responders was 78% at three months, 69% at twelve months and 88% at twenty-four months (presented at NANS in January 2019). The results from this study led to the initiation of the SENZA-PDN RCT which will compare HF10 therapy combined with conventional medical management (CMM) to CMM alone for patients suffering from painful diabetic neuropathy.

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

4.	Data file presented at NANS 2019. PPN Feasibility study ongoing, N’s do not reflect total sample size.

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

Product Development and Research Development

Our objective is to continue to improve patient outcomes and further expand patient access to HF10 therapy through enhancements to Senza and the development of new indications. Research and development (R&D) expenses were $33.7 million, $37.6 million and $48.5 million, for the years ended December 31, 2016, 2017 and 2018, respectively.

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

Sales and Marketing

United States

In 2018, we continued to grow our U.S. sales organization, which represents our main channel to communicate with our customers. Our sales representatives target physician specialties involved in SCS treatment decisions, including neurosurgeons, physiatrists, interventional pain specialists and orthopedic spine surgeons. In addition, our commercial team plans to continue to create demand for Senza among additional stakeholders involved in the SCS treatment decision, including third-party payors, hospitals administrators and SCS patients and their families. We have also developed a clinical support team in order to provide ongoing support to physicians and patients for the use of Senza.

International

We sell Senza in Europe and Australia through a combination of our direct sales force and a network of sales agents and independent distributors. We began our direct sales operations in the United Kingdom in late 2010 and to date have expanded our direct sales operations to Austria, Australia, Belgium, Germany, Luxembourg, Netherlands, Norway, Sweden and Switzerland. We utilize sales agents and independent distributors to sell in an additional seven countries.

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

We expect our competitors to launch new products and release additional clinical evidence within the next few years. For example, Abbott Laboratories received FDA approval for a SCS system that offers an alternate low frequency waveform called BurstDR, and in February 2016, the company gained approval for a neuromodulation system that stimulates the dorsal root ganglion for treatment of focal pain and complex regional pain syndrome, in each case, using pivotal clinical studies for each therapy to support the FDA approval process.  Medtronic is performing studies to collect data on existing SCS products for back pain and also testing their high-density programming approach. Additionally, Boston Scientific has commenced a randomized clinical trial of a high-frequency SCS therapy in their Accelerate study and has also presented the results of a sub-threshold therapy through their Whisper study. Additionally, there are a number of emerging competitors at various stages of development. Stimwave has developed and is commercializing a minimally invasive stimulation system that employs an externally worn power source and radio frequency transmitter.  Nalu Medical, Inc. (Nalu Medical) and Neuspera Medical Inc. (Neuspera Medical) are also pursuing a similar approach as well.  Saluda is developing and testing a low frequency closed loop system for the treatment of chronic pain.  In November 2015, Nuvectra, a company that was spun-off from Greatbatch, received FDA approval for its SCS system, which is similar to many of the other traditional SCS systems currently on the market.

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

Patents, Trademarks and Proprietary Technology

As of December 31, 2018, we owned 170 issued patents globally, of which 105 were issued U.S. utility patents, 2 were issued U.S. design patents, 34 were issued Australian utility patents, one was an Australian design patent, 14 were issued European utility patents, one was a European design patent, 5 were issued German Utility Models, 3 were issued Japanese patents, one was an issued Korean utility patent, one was an issued Korean design patent, two were issued Chinese utility patents and one was an issued Chinese design patent. In general, our patents cover SCS systems that are configured to generate non-paresthesia producing therapy signals at frequencies between 1,500 Hz to 100,000 Hz, as well as additional aspects, algorithms and components of the Senza system and HF10 therapy. As of December 31, 2018, we held 134 patent applications pending globally, of which 73 were patent applications pending in the United States, and 58 were patent applications pending across Europe, Australia, Canada, Japan, China and Korea. We also have an exclusive license from the Mayo Foundation to two U.S. issued patents and one U.S. pending patent application. All of our current issued patents are projected to expire between 2028 and 2038.

As of December 31, 2018, our trademark portfolio contained 29 trademark registrations, of which there were 6 U.S. trademark registrations, 7 Australian trademark registrations, 8 European trademark registrations, one U.K. trademark registration, 2 Japanese trademark registrations, one Norwegian trademark registration, 2 Swiss trademark registration and 2 Turkish trademark registrations.  Our trademark portfolio also contained 8 pending applications, of which 3 are pending U.S. trademark applications and 5 are pending foreign trademark applications.

The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional or priority patent application. We cannot assure that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents. Furthermore, numerous U.S. and foreign issued patents and patent applications owned by third parties exist in the fields in which we are developing products. Because patent applications can take many years to issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or proprietary technologies may be alleged to infringe.

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

In September 2017, we entered into a first amendment to the Manufacturing and Supply Agreement with Vention, which changed the unit costs of the products supplied by Vention.  In April 2018, we entered into a second amendment to the Manufacturing and Supply Agreement, which acknowledged that Vention changed its name to Nordson MEDICAL Design and Development, Inc (Nordson) and which changed the unit cost of the products supplied by Nordson.

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

For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the processing of personal data. The new EU-wide General Data Protection Regulation (GDPR) entered into force in May 2016 and became applicable on May 25, 2018, replacing the current data protection laws of each EU member state. The GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements, more robust rights for individuals over their personal data and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition.

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

Employees

As of December 31, 2018, we had 804 employees globally. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel. We are committed to developing our employees and providing them with opportunities to contribute to our growth and success. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. In May 2015, the FDA approved our PMA to market Senza in the United States and we commenced commercial sales in the United States in mid-2015. We expect to continue to incur losses as we build our U.S. commercial sales force and continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $49.2 million, $36.7 million and $31.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, our accumulated deficit was $306.1 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Our patent infringement lawsuits with Boston Scientific Corporation have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are substantially dependent on continued market acceptance in the United States for our HF10 therapy, and the failure of our HF10 therapy to continue to gain market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and HF10 therapy for the treatment of chronic leg and back pain. Prior to mid-2015, our revenue was derived nearly entirely from sales of Senza in Europe and Australia. Although we received approval of our PMA in May 2015, we are still in the relatively early stages of our commercialization efforts in the United States and have a limited history of commercializing our product in the United States. We have incurred, and anticipate we will in the future incur, significant costs, including costs to continue to build our sales force in order to sustain our commercial sales in the United States. If we are unable to continue to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is the principal market for Senza. If we are unsuccessful in our continuing efforts to commercialize Senza and our next generation IPG (Senza II) or are unable to market our products as a result of a quality problem, failure to maintain or obtain additional regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our HF10 therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

We may be unable to gain broader market acceptance for a number of reasons, including:

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

Moreover, physicians and hospitals may not perceive the benefits of our products and may be unwilling to change from the SCS devices they are currently using. Communicating the benefits of Senza and HF10 therapy to these physicians and hospitals requires a significant commitment by our marketing team and sales organization. Physicians and hospitals may be slow to change their practices because of perceived risks arising from the use of new products. Physicians may not recommend or use Senza until there is more long-term commercial experience to convince them to alter their existing treatment methods, or until they receive additional recommendations from other physicians that our product is effective. We cannot predict when, if ever, physicians and hospitals may adopt use of our product. If we are unable to educate physicians and hospitals about the advantages of our HF10 therapy, do not continue to gain market acceptance of our product, or fail to significantly grow our market share, we will not be able to grow our revenue and our business and financial condition will be adversely affected.

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
•

Our already-granted patents and any future patents may not survive legal challenges, including the pending lawsuit filed by Boston Scientific, to their scope, validity or enforceability, or provide significant protection for us, and they may be re-examined or invalidated, and/or may be found to be unenforceable or not cover competing products.

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

•

Monitoring unauthorized uses of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services.  For example, in November 2016, we filed a complaint against Boston Scientific Corporation in order to enforce certain of our patents, the ruling of which is currently under appeal, and in February 2019, we filed a lawsuit for patent infringement and false advertisement against Stimwave Technologies.  We may in the future seek to enforce our patents or other proprietary rights against other potential infringements. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product features, which could reduce demand for our products. In addition, we may need to defend our patents from third-party challenges, including interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions, oppositions, nullity actions, or other patent proceedings. We may also need to initiate infringement claims or litigation. Adverse proceedings such as litigation or challenges to the validity of our patents can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement or other adverse proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation or proceeding could place one or more of our patents at risk of being invalidated, interpreted narrowly or found unenforceable. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us, if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.

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

Our current and potential competitors are publicly traded, or are divisions of publicly traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we have. The existing global SCS market in 2018 is estimated to be approximately $2.4 billion, with the United States comprising approximately 80% of the market. Given the size of the existing and potential market in the United States, we expect that as we work to increase our market position and penetration in the United States our competitors will take aggressive action to protect their current market position.  For example, in May 2015, a unit of Boston Scientific, one of our principal competitors, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102 (the ‘102 patent), which the Patent Trial and Appeals Board (PTAB) at the USPTO denied in November 2015, and, in December 2016 and April 2018, filed lawsuits against us in the U.S. District Court for the District of Delaware alleging that we infringed their patents covering technology related to stimulation leads, batteries and telemetry units, and alleging theft of trade secrets and tortious interference with contract.  We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval, including Senza, will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify as we grow our presence in the U.S. market. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years.  Further, since the launch of our product, these major competitors have all launched new SCS systems: Medtronic launched the Intellis system, Boston Scientific launched the Spectra Wavewriter system and Abbott Laboratories launched the Proclaim system.  Additionally, we believe that Boston Scientific is in the later stages of a randomized clinical trial of high-frequency SCS therapy and they have presented the results of a sub-threshold therapy through their Whisper study.  In addition to these major competitors, we also face competition from smaller companies such as Nuvectra and Stimwave, and may face competition from Saluda, Nalu Medical and Neuspera Medical in the future.  Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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

As we continue our commercial launch and increase our marketing efforts, we will need to retain, develop and grow the number of direct sales personnel that we employ. We continue to make a significant investment in recruiting and training sales representatives and clinical representatives. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, or if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. For example, during the first half of 2018, we hired sales personnel at a slower rate that we had expected, which, among other factors, caused us to lower our expectations for full year 2018 worldwide revenue. Also, to the extent we hire personnel from our competitors, our new sales representatives will usually be subject to restrictive covenants with their former employers, including non-competition, non-solicitation and/or confidentiality provisions.  As a result, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. We and certain of our new sales representatives have been, continue to be, and may in the future be, subject to allegations that these new hires have violated the non-competition clauses, been improperly solicited or divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

We do not expect our worldwide revenue growth to continue at historic rates.

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2013 to $387.3 million for the year ended December 31, 2018.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  In addition, over the past two years, our revenue growth in international markets has slowed significantly.  Despite the significant growth in sales in the U.S., we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.

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

Traditional SCS has been available for over 50 years, while Senza has only been commercially available since 2010 and, as a result, we have a limited track record compared to our competitors.

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

In 2010, we began selling Senza in Europe and, in August 2011, we began selling Senza in Australia. As of December 31, 2018, we sell Senza directly in the Netherlands, Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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

Changes in tax laws, tax rulings or trade policies may have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations.

Recently enacted legislation has significantly changed U.S. federal income tax laws, the consequences of which could have a material impact on the value of our deferred tax assets and could increase our future U.S. income tax expense.  The legislation could be subject to potential amendments and technical corrections, and will be subject to further interpretation and implementing regulations by the Treasury and Internal Revenue Service (IRS), any of which could mitigate or increase certain adverse effects of the legislation. In addition, it remains unclear how some of these U.S. federal income tax changes will affect state and local taxation.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property.  For more information regarding our ongoing litigation with Boston Scientific, as well as our lawsuit for patent infringement and false advertisement against Stimwave Technologies, see the section titled “Legal Proceedings” included under Part I, Item 3 of this Annual Report. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock and the value of the 1.75% convertible senior notes due 2021 (the 2021 Notes). Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payor acceptance of Senza and our HF10 therapy;
•	the timing, expense and results of our commercialization efforts in the United States and elsewhere, R&D activities, clinical trials and regulatory approvals;
•	our success in initiating patient trials for HF10 therapy and converting those trials into permanent implants;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolescence or conformity with our product requirements;
•	difficulties in collecting receivables related to our sales in the United States;
•	fluctuations in the expenses related to pursuing and defending our lawsuits with Boston Scientific;
•	fluctuations in expenses as a result of expanding our commercial operations and operating as a public company;
•	the introduction of new products and technologies by our competitors;
•	the productivity of our sales representatives;
•	supplier, manufacturing or quality problems with our products;
•	the timing of stocking orders from our distributors;
•	changes in our pricing policies or in the pricing policies of our competitors or suppliers; and
•	changes in coverage amounts or government and third-party payors’ reimbursement policies.

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

As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Our products consist of a substantial number of individual components. In order to market and sell Senza effectively, we often must maintain high levels of inventory. In particular, as we continue our commercial launch of Senza in the United States, we intend to maintain our high levels of inventory in order to meet our estimated demand and, as a result, incur significant expenditures associated with such levels of inventory. The manufacturing process requires lengthy lead times, during which components of our products may become obsolete, and we may over- or underestimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolescence comparatively. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire and its value would become impaired and we would be required to record an impairment charge. In addition, we have also experienced inventory write-downs as a result of inventory that did not meet our product requirements. If our estimates of required inventory are too high, we may be exposed to further inventory obsolescence risk. In the event that a substantial portion of our inventory becomes obsolete or expires, or in the event we experience a supply chain imbalance as described above, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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

As a result of our June 2015 underwritten public offering, we have experienced a Section 382 “ownership change.” We currently believe that this “ownership change” will not inhibit our ability to utilize our NOLs prior to expiration.  However, we may experience additional ownership changes as a result of subsequent changes in our stock ownership, some of which changes may be outside our control.  As a result, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability and generate sufficient taxable income in the future. If we are limited in our ability to use our NOLs and tax credits in future years as a result of ownership changes, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations. As of December 31, 2018, we had federal and state NOLs of $291.6 million and $124.2 million, respectively, available to offset future taxable income, which if not utilized will begin to expire in 2026 for federal purposes and begin to expire in 2020 for state purposes.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report and others such as:

•	delays or setbacks in the commercialization of Senza or the expansion of indications for which Senza is approved;
•	announcements of new products by us or our competitors;
•	achievement of expected product sales and profitability, including the effects of seasonality on our results of operations, as well as adjustments to our sales forecasts;
•	manufacture, supply or distribution shortages;

•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolescence or conformity with our product requirements;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	our operating results;
•	results from, or any delays in, clinical trial programs relating to our product candidates;
•	changes or developments in laws or regulations applicable to our products;
•	any adverse changes in our relationship with any manufacturers or suppliers;
•	the success of our efforts to acquire or develop additional products;
•	any intellectual property infringement actions in which we may become involved, including our lawsuits with Boston Scientific;
•	announcements concerning our competitors or the medical device industry in general;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	trading activity in our common stock by the option counterparties to our convertible note hedge transactions to unwind or modify their hedge positions;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	general economic and market conditions and overall fluctuations in the United States equity markets; and
•	the loss of any of our key scientific or management personnel.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes could decline. As of December 31, 2018, we had outstanding a total of approximately 30.3 million shares of common stock, and approximately 7.5 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes could decline.

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
•

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

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
•

the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and R&D facilities are located in Redwood City, California, where we lease and currently occupy approximately 50,740 square feet of office and laboratory space. In December 2016, we amended the original lease for our corporate headquarters in order to increase the space we occupy by approximately 49,980 square feet of office space adjacent to our corporate headquarters.  Our obligations under the amended lease for the new space commenced on June 1, 2018. The term of the lease for our corporate headquarters and the new adjacent space ends on May 31, 2025.  In April 2017, we entered into a second amendment to the original lease for a temporary space of approximately 8,171 square feet of office space for the period from May 2017 until June 1, 2018, the commencement of the term for the additional adjacent space.  We believe our current headquarters, together with our additional adjacent space, is sufficient for our current and foreseeable business needs.  We also lease office space in Switzerland and a small amount of warehouse space in San Carlos, California.

For additional information, see Note 6. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

On December 9, 2016, Boston Scientific filed a first lawsuit alleging our manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering SCS technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the United States District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. This patent infringement lawsuit has been stayed since June 2018, pending completion of inter partes proceedings at the USPTO.

On April 27, 2018, Boston Scientific filed a second lawsuit alleging patent infringement, theft of trade secrets, and tortious interference with contract. The lawsuit, filed in the United States District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement.

On August 23, 2018, the Oklahoma Police Pension and Retirement System filed a putative securities class action complaint against us and certain individual officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act.  The lawsuit, filed in the United States District Court for the Northern District of California, seeks unspecified damages and attorneys’ fees based on alleged misleading statements or omissions by us and the individual officers regarding our rights in technology underlying the Senza SCS systems and the termination of our former Vice President of Worldwide Sales. On November 3, 2018, a related shareholder derivative lawsuit was filed in the United States District Court for the Northern District of California seeking unspecified damages, injunctive relief and attorneys’ fees based on alleged violations of Section 14(a) of the Securities and Exchange Act of 1934, breach of fiduciary duties, unjust enrichment and waste of corporate assets.

In February 2019, we filed a lawsuit for patent infringement against Stimwave Technologies, Inc. (“Stimwave”) asserting that Stimwave is infringing our patents covering inventions related to our HF10 therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  The lawsuit seeks preliminary and permanent injunctive relief against further infringement as well as damages and attorney fees.

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

Market Information

Our common stock has been publicly traded on the NYSE under the symbol “NVRO” since the initial public offering (IPO) of our common stock on November 6, 2014. Prior to that time, there was no public market for our common stock.

Holders of Record

As of February 14, 2018, there were approximately 20 stockholders of record of our common stock, and the closing price per share of our common stock was $48.95. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item 5 regarding equity compensation plans is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” that will be contained in the Proxy Statement.

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

	November 6,	December 31,	December 31,	December 31,	December 31,
$100 investment in stock or index	2014	2015	2016	2017	2018
Nevro Corp. (NVRO)	$100.00	$268.00	$288.45	$274.08	$154.39
S&P 500 (GSPC)	$100.00	$100.63	$110.22	$131.63	$123.42
S&P Healthcare Equipment (SPSIHE)	$100.00	$116.37	$130.81	$170.02	$185.74

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Annual Report. The selected consolidated statements of operations data for each of the five years in the period ended December 31, 2018, and the consolidated balance sheet data as of December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements.

	Years Ended December 31,
	2018	2017	2016	2015	2014
(in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenue	$387,289	$326,674	$228,504	$69,606	$32,573
Cost of revenue	113,965	98,981	75,433	28,120	11,278
Gross profit	273,324	227,693	153,071	41,486	21,295
Operating expenses:
Research and development	48,459	37,560	33,729	21,382	19,824
Sales, general and administrative	266,608	219,712	142,423	82,471	29,777
Total operating expenses	315,067	257,272	176,152	103,853	49,601
Loss from operations	(41,743)	(29,579)	(23,081)	(62,367)	(28,306)
Interest and other income (expense), net	(6,694)	(5,671)	(5,806)	(3,898)	(1,896)
Loss on extinguishment of debt	—	—	(1,268)	—	—
Loss before income taxes	(48,437)	(35,250)	(30,155)	(66,265)	(30,202)
Provision for income taxes	768	1,408	1,623	1,166	478
Net loss	$(49,205)	$(36,658)	$(31,778)	$(67,431)	$(30,680)
Net loss per share attributable to common stockholders, basic and diluted	$(1.64)	$(1.25)	$(1.12)	$(2.54)	$(6.94)
Shares used in computing basic and diluted net loss per common share	30,051,961	29,424,054	28,485,003	26,581,890	4,440,663

	Years Ended December 31,
	2018	2017	2016	2015	2014
(in thousands, except per share data)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,266	$42,845	$41,406	$87,036	$25,287
Short-term investments	$213,281	$226,467	$234,951	$106,634	$151,521
Working capital	$381,445	$383,177	$378,093	$246,242	$190,327
Total assets	$463,116	$454,056	$430,583	$291,183	$202,496
Long-term debt	$152,394	$145,019	$138,140	$19,740	$19,511
Total stockholders' equity	$245,483	$249,172	$249,034	$234,592	$172,070

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

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain. Our proprietary paresthesia-free HF10 therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy, with Senza being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has limited efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.4 billion existing global SCS market by treating both back and leg pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our surgical lead, marketed as the Surpass surgical lead. In January 2018, we received FDA approval of our next generation Senza II SCS system.  The tables below set forth our revenue from U.S. and international sales the past three years on a quarterly basis and total revenue for each of the past five years.

	Q1 2016	Q2 2016	Q3 2016	Q4 2016	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Revenue from:	(in millions)
U.S. sales	$29.5	$40.6	$47.2	$56.0	$53.1	$63.0	$66.3	$81.1	$70.6	$79.9	$79.6	$91.6
International sales	12.2	14.8	13.7	14.5	15.3	15.0	16.0	16.9	17.0	16.2	16.0	16.3
Total revenue	$41.7	$55.4	$60.9	$70.5	$68.4	$78.0	$82.3	$98.0	$87.6	$96.1	$95.6	$107.9

	2014	2015	2016	2017	2018
	(in millions)
Total revenue	$32.6	$69.6	$228.5	$326.7	$387.3

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of December 31, 2018 was $306.1 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

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

Inventory Buildup and Supply Chain Management

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have substantially increased our levels of inventory. As a result, a significant amount of our cash used in operations has been associated with the increases in our inventory, as demand for Senza in the United States is developing. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the years ended December 31, 2018 and 2017, wherein we recorded a write down of inventory of $1.4 million and $3.6 million, respectively. Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to expand into new indications and chronic pain conditions for Senza, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, in early 2017, we commenced controlled commercial launches of Surpass, our surgical lead product, in early 2017 and the next generation Senza II SCS System in late 2017.  We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and a next generation IPG. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate HF10 efficacy, safety and cost effectiveness through clinical data are all critical to increasing the adoption of HF10 therapy.

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

We Do Not Expect Our Worldwide Revenue Growth Rate to Continue at Historic Rates

Our worldwide revenue has increased from $18.2 million for the year ended December 31, 2012 to $387.3 million for the year ended December 31, 2018.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  In addition, over the past two years, our revenue growth in international markets has slowed significantly.  Despite the significant growth in sales in the U.S., we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.

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

For further discussion on revenue recognition see Note 3, Revenue, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

Income Tax

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the majority of our net deferred tax assets as of December 31, 2018 and all of the net deferred tax assets as of December 31, 2017. We intend to maintain a full valuation allowance on the federal and state deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2018, we had federal and state net operating loss (NOL) carryforwards of $291.6 million and $124.2 million, respectively, due to prior period losses, available to offset future taxable income, which if not utilized will begin to expire in 2026 for federal purposes and will begin to expire in 2020 for state purposes. We have no foreign NOL carryforwards.  We also have federal research tax credit carryforwards that will begin to expire in 2026. Realization of these NOL and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could materially and adversely affect our results of operations.

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

We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss in 2018, 2017 and 2016.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act) was enacted into law.  The SEC staff previously issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2018, the SAB 118 measurement period has ended and we have completed our accounting for the income tax effects of the 2017 Tax Act with immaterial adjustments to provisional estimates recorded in previous periods.  The recorded impact for the effects of the 2017 Tax Act is based on our current knowledge, assumptions and interpretations of available guidance.  We elected to account for Global Intangible Low-Taxed Income (GILTI) as a current period expense when incurred.  We will continue to monitor the issuance of additional regulatory or accounting guidance and record any necessary adjustments in the period for which additional guidance is issued.

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $80.7 million, net of allowance of $0.8 million, as of December 31, 2018 and $67.3 million, net of allowance of $1.3 million, as of December 31, 2017.

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

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality.  For example, the industry generally experiences lower revenues in the first and third quarters of the year and higher revenues in the fourth quarter.  As we grow, we expect our revenue to be impacted by these industry trends.  Further, the impact of the buying patterns and implant volumes of hospitals and medical facilities, and third-party distributors may vary, and as a result could have an effect on our revenue from quarter to quarter. In addition, in the second quarter of 2015, we commenced commercial sales of Senza in the United States.  Since then, we have recorded revenue of approximately $24.4 million, $173.3 million, $263.5 million and $321.8 million for the years ended December 31, 2015, 2016, 2017 and 2018, respectively, for sales in the United States.  We anticipate that our total revenue will increase as we continue our commercialization in the United States.

Cost of Revenue

We utilize contract manufacturers for the production of Senza. Cost of revenue consists primarily of acquisition costs of the components of Senza, manufacturing overhead, royalty payments, scrap and inventory obsolescence, as well as distribution-related expenses, such as logistics and shipping costs, net of costs charged to customers.

We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, but primarily by our average sales price and the costs to have our products manufactured. While costs are primarily incurred in U.S. dollars, international revenue may be impacted by the appreciation or depreciation of the U.S. dollar, which may impact our overall gross margin. We expect our gross margin to be positively affected over time to the extent we are successful in reducing manufacturing costs as our sales volume increases. However, our gross margin may fluctuate from period to period.

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

During 2017 and 2018, we had a significant increase in SG&A headcount and experienced a significant increase in legal expenses associated with our intellectual property litigation with Boston Scientific. We anticipate significant continued expenses associated with these legal activities. We also expect our administrative expenses to continue to increase as we increase our headcount and expand information technology to support our growing operations. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

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

Provision for Income Taxes

The provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business as well as states where we have determined we have state nexus. We maintain a full valuation allowance for substantially all of our deferred tax assets including net operating loss (NOL) carryforwards and federal and state tax credits.

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

Comparison of the Years Ended December 31, 2018 and 2017

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
	2018	2017	Change
(in thousands)
Revenue	$387,289	$326,674	$60,615
Cost of revenue	113,965	98,981	14,984
Gross profit	$273,324	$227,693	$45,631
Gross margin	71%	70%	1%

Revenue. Revenue increased to $387.3 million in 2018 from $326.7 million in 2017, an increase of $60.6 million, or 19%, due to increased sales of the Senza system in the United States and continued adoption of the Senza system in international markets where it had historically been sold. The increase in sales of the Senza system was further driven in part by our expanded sales force in the United States in 2018.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $114.0 million in 2018 from $99.0 million in 2017, an increase of $15.0 million, or 15%.  This increase was primarily due to a $14.4 million increase in the costs of manufactured product components as sales volumes increased. Gross profit increased to $273.3 million in 2018 from $227.7 million in 2017, an increase of $45.6 million, or 20%.  Gross profit as a percentage of revenue, or gross margin, increased to 71% in 2018 compared to 70% in 2017.  The increase in gross margin was partly due to lower inventory write downs, but was partly offset by the negative impact on international revenue as a result of the appreciation of the U.S. dollar during 2018.

Operating Expenses

	Years Ended December 31,
	2018		2017
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$48,459	13%	$37,560	11%	$10,899
Sales, general and administrative	266,608	69%	219,712	67%	46,896
Total operating expenses	$315,067	81%	$257,272	79%	$57,795

Research and Development (R&D) Expenses. R&D expenses increased to $48.5 million in 2018 from $37.6 million in 2017, an increase of $10.9 million, or 29%.  The increase was primarily due to an increase in clinical and development expenses of $4.0 million, headcount and related personnel and consulting costs of $4.8 million and facilities-related and depreciation expenses of $1.2 million.

Sales, General and Administrative (SG&A) Expenses. SG&A expenses increased to $266.6 million in 2018 from $219.7 million in 2017, an increase of $46.9 million, or 21%.  This increase was primarily due to an increase in personnel costs of $31.8 million in relation to an increase in headcount for SG&A personnel in support of our continued U.S. commercial launch, increased legal and other professional services costs of $8.0 million, partially associated with legal expenses incurred in connection with the Boston Scientific litigations, increased travel, training and additional hardware expense of $4.5 million, increased other healthcare professional related expenses of $1.6 million and increased depreciation expenses of $0.9 million.

Interest Income, Interest Expense, Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

	Years Ended December 31,
	2018	2017	Change
(in thousands)
Interest income	$4,871	$3,164	$1,707
Interest expense	(10,401)	(9,902)	(499)
Other income (expense), net	(1,164)	1,067	(2,231)
Provision for income taxes	768	1,408	(640)

Interest Income. Interest income increased to $4.9 million in 2018 from $3.2 million in 2017, primarily as a result of an increase in our investment yield rate.

Interest Expense. Interest expense increased to $10.4 million in 2018 from $9.9 million in 2017, primarily as a result of an increase in the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, and the gains and losses from the remeasurement of foreign-denominated balances. We recorded a net loss of $0.9 million in 2018 and a net gain of $1.3 million in 2017 in relation to the two items previously mentioned.  Our remeasurement gains and losses are affected by changes in the foreign currency translation rates of the countries in which we conduct business.

Income Tax Expense. Income tax expense was $0.8 million in 2018 and $1.4 million in 2017. Our income tax expense is associated primarily with foreign and state income taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance on the majority of our deferred tax assets. The change in income tax expense was primarily due to changes in foreign income taxes on profits realized by our foreign subsidiaries.

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

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. At December 31, 2018, we had cash, cash equivalents and short-term investments of $264.5 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

In June 2016, we paid the outstanding principal and repayment fees under our credit facility with Capital Royalty Partners and certain of its affiliates and terminated the credit facility.  As of December 31, 2018, we do not have a credit facility in place.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years Ended December 31,
	2018	2017	2016
(in thousands)
Net cash provided by (used in)
Operating activities	$(5,708)	$(14,273)	$(58,503)
Investing activities	6,433	4,069	(131,787)
Financing activities	7,754	11,199	145,164
Effect of exchange rate on cash flows	(258)	444	(604)
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,221	$1,439	$(45,730)

Cash Used in Operating Activities. Net cash used in operating activities was $5.7 million, $14.3 million and $58.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, primarily due to the net losses during the periods of $49.2 million, $36.7 million and $31.8 million, respectively. The cash used in operating activities for the year ended December 31, 2018 was affected by a net increase in accounts payable and accrued liabilities of $4.9 million and a decrease in inventory of $3.8 million, as well as non-cash stock based compensation expense of $36.6 million, non-cash interest expense of $7.4 million, depreciation and amortization of $3.9 million and a write down of inventory of $2.0 million.  These changes were offset by an increase in accounts receivable of $12.2 million and an increase in other assets of $2.6 million. The cash used in operating activities for the year ended December 31, 2017 was affected by a net increase of $14.4 million in accounts payable and accrued liabilities, as well as non-cash stock based compensation expense of $26.1 million, non-cash interest expense of $6.9 million and a write down of inventories of $4.0 million.  These changes were offset by increases in our inventory balances of $16.3 million and accounts receivable of $13.9 million. The cash used in operating activities for the year ended December 31, 2016 was affected by a net increase of $6.6 million in accounts payable and accrued liabilities, as well as non-cash stock based compensation expense of $15.8 million, a write down of inventories of $4.1 million and non-cash interest expense of $3.7 million.  These changes were offset by increases in our accounts receivable of $32.2 million and inventory balances of $27.0 million.

Cash Used in Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments, and purchases of property and equipment. For the year ended December 31, 2018, we had net proceeds from the sales and maturity of investments of $14.7 million, which was offset by purchases in property and equipment of $8.2 million. For the year ended December 31, 2017, we had net proceeds from the sales and maturity of investments of $8.4 million, which was offset by purchases in property and equipment of $4.3 million.  For the year ended December 31, 2016, we had net purchases of investments of $128.4 million and purchases in property and equipment of $3.4 million.

Cash Provided by Financing Activities. Cash provided by financing activities was $7.8 million for the year ended December 31, 2018, primarily due to the cash received from the issuance of common stock to employees of $9.5 million pursuant to the exercise of employee stock options and our employee stock purchase plan.  Cash provided by financing activities was $11.2 million for the year ended December 31, 2017, primarily due to the cash received from the issuance of common stock to employees of $12.2 million pursuant to the exercise of employee stock options and our employee stock purchase plan.  Cash provided by financing activities was $145.2 million for the year ended December 31, 2016.  The majority of this cash was provided by the issuance of $172.5 million in aggregate principal amount of the 2021 Notes.  Additionally, in 2016, we received proceeds of $10.3 million from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan. The cash received from these activities was partially offset by a net expense of $12.0 million incurred in connection with the purchase of convertible note hedge and warrant transactions, which included the $45.1 million purchase of convertible note hedges and proceeds of $33.1 million related to the sale of warrants. The increase in cash provided by financing activities was partially offset by $6.2 million of issuance costs incurred in connection with the 2021 Notes and $19.5 million used in relation to the repayment of the credit facility.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of December 31, 2018, we had minimum annual purchase commitments of $6.2 million due in 2019 and $6.0 million due in 2020.

We have also entered into a service agreement for which we are committed to pay $2.4 million over the remaining term of the service agreement, as well as a license agreement for which we are committed to pay $0.4 million over the remaining term of license agreement.

As of December 31, 2018, our contractual obligations related to the 2021 Notes are payments of $3.0 million due each year in 2019 and 2020, as well as payments in interest and principal totaling $174.0 million due in 2021.

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payment date by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(in thousands)
Notes payable, including contractual interest	$180,047	$3,019	$177,028	$—	$—
Lease obligations	32,852	3,989	9,997	10,780	8,086
Purchase obligations	14,997	7,500	7,397	100	—
Total	$227,896	$14,508	$194,422	$10,880	$8,086

Off-Balance Sheet Arrangements

Through December 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6, Commitments and Contingencies, of Notes to the Consolidated Financial Statements within Part II, Item 8 of this Annual Report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2018, we had cash and cash equivalents of $51.3 million, consisting of cash, money market funds, commercial paper and corporate notes, and short-term investments of $213.3 million, consisting of commercial paper and corporate notes. We maintained investments in money market funds that were not federally insured during the year ended December 31, 2018 and held cash in foreign banks of approximately $4.1 million at December 31, 2018 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction losses of $0.9 million for the year ended December 31, 2018 and gains of $1.3 million for the year ended December 31, 2017 and losses of $0.9 million for the years ended December 31, 2016, respectively. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the year ended December 31, 2018 would have affected the Company’s net loss by approximately 8%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

See Note 7, Long-term Debt, of Notes to Consolidated Financial Statements for further information.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nevro Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nevro Corp. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations and comprehensive loss, stockholder’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of  December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consoldiated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 21, 2019

We have served as the Company’s auditor since 2008.

Nevro Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$51,266	$42,845
Short-term investments	213,281	226,467
Accounts receivable, net of allowance for doubtful accounts of $824 and $1,333 at December 31, 2018 and 2017, respectively	80,656	67,287
Inventories	92,035	98,119
Prepaid expenses and other current assets	6,621	6,463
Total current assets	443,859	441,181
Property and equipment, net	12,801	8,819
Other assets	5,850	3,250
Restricted cash	606	806
Total assets	$463,116	$454,056
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$23,505	$18,492
Accrued liabilities	38,790	39,390
Other current liabilities	119	122
Total current liabilities	62,414	58,004
Long-term debt	152,394	145,019
Other long-term liabilities	2,825	1,861
Total liabilities	217,633	204,884
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2018 and 2017, respectively; zero shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at December 31, 2018 and 2017, respectively; 30,263,536 and 29,737,561 shares issued and outstanding at December 31, 2018 and 2017, respectively	30	30
Additional paid-in capital	552,612	508,228
Accumulated other comprehensive loss	(1,077)	(1,242)
Accumulated deficit	(306,082)	(257,844)
Total stockholders’ equity	245,483	249,172
Total liabilities and stockholders’ equity	$463,116	$454,056

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
Revenue	$387,289	$326,674	$228,504
Cost of revenue	113,965	98,981	75,433
Gross profit	273,324	227,693	153,071
Operating expenses
Research and development	48,459	37,560	33,729
Sales, general and administrative	266,608	219,712	142,423
Total operating expenses	315,067	257,272	176,152
Loss from operations	(41,743)	(29,579)	(23,081)
Interest income	4,871	3,164	1,685
Interest expense	(10,401)	(9,902)	(6,394)
Other income (expense), net	(1,164)	1,067	(1,097)
Loss on extinguishment of debt	—	—	(1,268)
Loss before income taxes	(48,437)	(35,250)	(30,155)
Provision for income taxes	768	1,408	1,623
Net loss	(49,205)	(36,658)	(31,778)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(37)	(360)	(163)
Changes in unrealized gains (losses) on short-term investments, net	202	(204)	(340)
Net change in other comprehensive loss	165	(564)	(503)
Comprehensive loss	$(49,040)	$(37,222)	$(32,281)
Net loss per share, basic and diluted	$(1.64)	$(1.25)	$(1.12)
Weighted average number of common shares used to compute basic and diluted net loss per share	30,051,961	29,424,054	28,485,003

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2015	28,143,573	$28	$424,147	$(189,408)	$(175)	$234,592
Conversion feature of convertible senior notes due 2021, net of allocated costs	—	—	31,767	—	—	31,767
Purchase of bond hedges	—	—	(45,092)	—	—	(45,092)
Sales of warrants	—	—	33,120	—	—	33,120
Exercise of common stock options	669,337	1	6,807	—	—	6,808
Issuance of common stock upon release of restricted stock units	1,384	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	72,568	—	3,499	—	—	3,499
Vesting of early exercised stock options	—	—	47	—	—	47
Stock based compensation	—	—	15,760	—	—	15,760
Tax benefit from stock option deductions	—	—	814	—	—	814
Net loss	—	—	—	(31,778)	—	(31,778)
Other comprehensive loss	—	—	—	—	(503)	(503)
Balances at December 31, 2016	28,886,862	29	470,869	(221,186)	(678)	249,034
Exercise of common stock options	707,410	1	7,492	—	—	7,493
Issuance of common stock upon release of restricted stock units	83,121	—	—	—	—	—
Shares withheld for tax obligations	(13,094)	—	(991)	—	—	(991)
Issuance of common stock under employee stock purchase plan	73,262	—	4,697	—	—	4,697
Vesting of early exercised stock options	—	—	7	—	—	7
Stock based compensation	—	—	26,154	—	—	26,154
Net loss	—	—	—	(36,658)	—	(36,658)
Other comprehensive loss	—	—	—	—	(564)	(564)
Balances at December 31, 2017	29,737,561	30	508,228	(257,844)	(1,242)	249,172
Adoption of accounting standard (Note 3)	—	—	—	967	—	967
Exercise of common stock options	247,768	—	3,976	—	—	3,976
Issuance of common stock upon release of restricted stock units	196,274	—	—	—	—	—
Shares withheld for tax obligations	(28,107)	—	(1,742)	—	—	(1,742)
Issuance of common stock under employee stock purchase plan	110,040	—	5,520	—	—	5,520
Stock based compensation	—	—	36,630	—	—	36,630
Net loss	—	—	—	(49,205)	—	(49,205)
Other comprehensive loss	—	—	—	—	165	165
Balances at December 31, 2018	30,263,536	$30	$552,612	$(306,082)	$(1,077)	$245,483

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(49,205)	$(36,658)	$(31,778)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,887	2,507	1,717
Stock-based compensation expense	36,637	26,143	15,760
Accretion of discount on short-term investments	(1,257)	(116)	(231)
Non-cash loss on extinguishment of debt	—	—	1,156
Payment of original issue discount	—	—	(1,500)
Provision for (recovery of) doubtful accounts	(501)	293	909
Write-down of inventory	2,005	3,984	4,056
Loss on disposal of equipment	—	—	287
Non-cash interest expense	7,382	6,884	3,681
Unrealized gains (losses) on foreign currency transactions	1,188	(799)	1,854
Changes in operating assets and liabilities
Accounts receivable	(12,214)	(13,899)	(32,181)
Inventories	3,846	(16,297)	(27,031)
Prepaid expenses and other current assets	(767)	(501)	(1,997)
Other assets	(2,601)	(892)	(505)
Accounts payable	5,170	2,162	(5,586)
Accrued liabilities	(242)	12,269	12,136
Other long-term liabilities	964	647	750
Net cash used in operating activities	(5,708)	(14,273)	(58,503)
Cash flows from investing activities
Purchases of short-term investments	(213,723)	(287,938)	(372,309)
Proceeds from sales of short-term investments	—	5,993	—
Proceeds from maturity of short-term investments	228,373	290,341	243,890
Purchases of property and equipment	(8,217)	(4,327)	(3,368)
Net cash provided by (used in) investing activities	6,433	4,069	(131,787)
Cash flows from financing activities
Proceeds from issuance of convertible notes	—	—	172,500
Convertible notes initial issuance discount and debt issuance costs	—	—	(6,171)
Proceeds from issuance of warrants	—	—	33,120
Purchase of convertible note hedges	—	—	(45,092)
Repayment of debt	—	—	(19,500)
Minimum tax withholding paid on behalf of employees for net share settlement	(1,742)	(991)	—
Proceeds from issuance of common stock to employees	9,496	12,190	10,307
Net cash provided by financing activities	7,754	11,199	145,164
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(258)	444	(604)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,221	1,439	(45,730)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of year	43,651	42,212	87,942
Cash, cash equivalents and restricted cash at end of year	$51,872	$43,651	$42,212
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,847	$687	$492
Cash paid for interest	$3,019	$3,019	$2,469
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$245	$592	$725
Vesting of early-exercised stock options	$—	$7	$47

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2018, the Company incurred a net loss of $49.2 million and used $5.7 million of cash in operations. At December 31, 2018, the Company had an accumulated deficit of $306.1 million and does not expect to experience positive cash flows in the immediate future. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering and its June 2015 underwritten public offering, as well as its June 2016 underwritten public offering of convertible senior notes due in 2021. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses to meet its obligations as they become due. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

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

Until 2015, the Company had derived most of its revenue from sales to customers in Australia and Europe.  In May 2015, the U.S. Food and Drug Administration (FDA) approved the Company’s premarket approval (PMA) application to market Senza in the United States and the Company launched sales in the United States in 2015. Revenue by geography is based on the billing address of the customer. The United States is the only country that accounts for 10% or more of the revenue during the periods presented:

	Years Ended December 31,
	2018	2017	2016
United States	83%	81%	76%

Long-lived assets and operating income outside the United States are not material; therefore disclosures have been limited to revenue.

Foreign Currency Translation

The Company’s consolidated financial statements are prepared in U.S. dollars (USD). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the monthly average exchange rates during the period when the transaction occurs. The resulting foreign currency translation adjustments from this process are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Unrealized foreign exchange gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the reporting entity are recorded in other income (expense), net. The Company recorded net unrealized foreign currency transaction losses of $0.6 million during the year ended December 31, 2018, gains of $0.8 million during the year ended December 31, 2017 and losses of $1.6 million during the year ended December 31, 2016. Additionally, realized gains and losses resulting from transactions denominated in currencies other than the local currency are recorded in other income (expense), net. The Company recorded realized foreign currency transaction losses of $0.4 million during the year ended December 31, 2018, gains of $0.5 million during the year ended December 31, 2017 and gains of $0.7 million during the year ended December 31, 2016.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the years ended December 31, 2018 and 2017, and held cash in foreign banks of approximately $4.1 million and $4.5 million at December 31, 2018 and 2017, respectively, that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

There were no customers that accounted for 10% or more of the Company’s revenue for each of the years ended December 31, 2018, 2017 and 2016.  Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of December 31, 2018 and 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $15.6 million and $30.3 million as of December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of December 31, 2018 and 2017 includes certificates of deposit of $0.6 million representing collateral for the Company’s Redwood City, CA building lease pursuant to an agreement dated March 5, 2015.  Restricted cash as of December 31, 2017 additionally includes certificates of deposit of $0.2 million collateralizing payment of charges related to the Company’s credit cards.

Investment Securities

The Company classifies its investment securities as available-for-sale. The Company classifies these investment securities as short-term or long-term based on the nature of the investment, its maturity date and its availability for use in current operations. Those investments with original maturities greater than three months at the date of purchase and remaining maturities of less than 12 months are considered short-term investments. Those investments with remaining maturities greater than 12 months are also classified as short-term investments as management considers them to be available for current operations if needed. The Company’s investment securities are recorded at fair value based on the fair value hierarchy.  Money market funds are classified within Level 1 of the fair value hierarchy, and commercial paper and corporate notes are classified within Level 2 of the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss).

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, for the years ended December 31, 2018, 2017 and 2016, the Company recognized total write downs of $2.0 million, $4.0 million and $4.1 million for its inventories. The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives, recorded through December 31, 2018.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss in 2018, 2017 and 2016.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act) was enacted into law.  The Securities and Exchange Commission (SEC) staff previously issued Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.  As of December 31, 2018, the SAB 118 measurement period has ended, and the Company has completed its accounting for the income tax effects of the 2017 Tax Act with immaterial adjustments to provisional estimates recorded in previous periods.  The recorded impact for the effects of the 2017 Tax Act is based on the Company’s current knowledge, assumptions and interpretations of available guidance.  The Company elected to account for Global Intangible Low-Tax Income (GILTI) as a current period expense when incurred.  The Company will continue to monitor the issuance of additional regulatory or accounting guidance and record any necessary adjustments in the period for which additional guidance is issued.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (the optional transition method).  These ASU’s (collectively, the new lease standard) require an entity to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. The Company plans to adopt the new standard on January 1, 2019 and elect the optional transition method. The

Company will also elect the package of transitional practical expedients such that the Company will not need to reassess whether contracts are leases and will retain lease classification and initial direct costs for leases existing prior to the adoption of the new lease standard.  The Company will also elect the hindsight practical expedient. The Company expects that the adoption of the new lease standard will have a material impact on its consolidated balance sheets, primarily related to the recognition of right-of-use assets of approximately $24.3 million to $25.3 million and the recognition of lease liabilities of approximately $25.7 million to $26.7 million.  The Company does not expect the adoption of the new lease standard to have a material impact on its consolidated statements of operations

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  This update shortens the premium amortization period for certain purchased callable debt securities held at a premium.  ASU 2017-08 is effective for public entities for annual periods beginning after December 15, 2018.  The Company has not determined the potential effects of the guidance on its consolidated financial statements.

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

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of accumulated deficit.  The cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2018 for the adoption of ASC 606 were as follows (in thousands):

	Balance at	Adjustments Due	Balance at
	December 31, 2017	to ASC 606	January 1, 2018
Balance Sheet:
Accounts receivable, net	$67,287	$1,447	$68,734
Prepaid expenses and other current assets	6,463	(476)	5,987
Accumulated other comprehensive loss	(1,242)	4	(1,238)
Accumulated deficit	(257,844)	967	(256,877)

In accordance with ASC 606, the disclosure of the impact of adoption on the Consolidated Balance Sheet was as follows (in thousands):

	December 31, 2018
	Balance	Balance Without
	As Reported	ASC 606 Adoption	Effect of Change
Balance Sheet:
Accounts receivable, net	$80,656	$78,142	$2,514
Inventories	92,035	92,126	(91)
Prepaid expenses and other current assets	6,621	7,514	(893)

In accordance with ASC 606, the disclosure of the impact of adoption on the Consolidated Statements of Operations was as follows (in thousands):

	Year Ended December 31, 2018
		Balance Without
	Balance As Reported	ASC 606 Adoption	Effect of Change
Statement of Operations:
Revenue	$387,289	$386,212	$1,077
Cost of revenue	113,965	113,441	524

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

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Year Ended
	December 31, 2018
	2018	2017
United States	$321,781	$263,462
International	65,508	63,212
Total revenue	$387,289	$326,674

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

Cash Equivalents and Short Term Investments

The Company’s cash equivalents includes investments in money market funds that are classified as Level 1 of the fair value hierarchy. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the quoted price in active markets for identical assets that the Company has the ability to access. The Company’s cash equivalents and short-term investments also includes commercial paper and corporate notes, which have been classified within Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of any broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Balance as of December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$15,572	$—	$—	$15,572
Commercial paper (ii)	—	119,602	—	119,602
Corporate notes (ii)	—	111,532	—	111,532
Total assets	$15,572	$231,134	$—	$246,706

Balance as of December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$30,278	$—	$—	$30,278
Commercial paper (iii)	—	61,086	—	61,086
Corporate notes (iii)	—	165,381	—	165,381
Total assets	$30,278	$226,467	$—	$256,745

(i)	Included in cash and cash equivalents on the consolidated balance sheets.
(ii)	Included in either cash and cash equivalents or short-term investments on the consolidated balance sheets.
(iii)	Included in short-term investments on the consolidated balance sheets.

Convertible Senior Notes

As of December 31, 2018, the fair value of the 1.75% convertible senior notes due 2021 was $160.5 million.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

5. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$119,692	$—	$(90)	$119,602
Corporate notes	111,652	—	(120)	111,532
Total securities	$231,344	$—	$(210)	$231,134

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$61,167	$—	$(81)	$61,086
Corporate notes	165,712	1	(332)	165,381
Total securities	$226,879	$1	$(413)	$226,467

Realized gains or losses from the sale of investments and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold was determined based on the specific identification method. The amount of realized gains and realized losses on investments for the periods presented have not been material.

The amortized costs and estimated fair values of the Company’s available-for-sale securities by contractual maturities as of December 31, 2018 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$231,344	$231,134
Amounts after one year through five years	—	—
Total investment securities	$231,344	$231,134

Inventories (in thousands)

	December 31,
	2018	2017
Raw materials	$37,453	$51,602
Finished goods	54,582	46,517
Total inventories	$92,035	$98,119

Property and Equipment, Net (in thousands)

	December 31,
	2018	2017
Laboratory equipment	$2,874	$2,416
Computer equipment and software	8,751	5,076
Furniture and fixtures	3,903	2,241
Leasehold improvements	4,218	1,221
Construction in process	1,811	2,734
Total	21,557	13,688
Less: Accumulated depreciation and amortization	(8,756)	(4,869)
Property and equipment, net	$12,801	$8,819

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $3.9 million, $2.5 million and $1.7 million, respectively.

Accrued Liabilities (in thousands)

	December 31,
	2018	2017
Accrued payroll and related expenses	$26,792	$26,108
Accrued professional fees	1,595	4,734
Accrued taxes	2,506	2,827
Accrued clinical and research expenses	1,105	1,279
Accrued interest	243	243
Accrued warranty	1,236	708
Accrued other	5,313	3,491
Total accrued liabilities	$38,790	$39,390

6. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into a lease agreement for approximately 50,740 square feet of office space located in Redwood City, California for a period beginning in June 2015 through May 2022 with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually during the final year of the lease term. In December 2016, the Company entered into an amendment for an additional approximately 49,980 square feet of office space adjacent to the premises under the original lease (the Expansion Premises), with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commenced on June 1, 2018.   The amendment also extends the lease term for the original premises to terminate on the same date as the amended lease, which is May 31, 2025.  In April 2017, the Company entered into a second amendment to the lease for a temporary space of 8,171 square feet for a period beginning in May 2017 and which ended on June 1, 2018, the Commencement Date of the Expansion Premises.

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

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $4.0 million, $2.5 million and $2.4 million, respectively.

Future minimum lease payments under operating leases as of December 31, 2018 are as follows (in thousands):

Leases
Year ending December 31,
2019	$3,989
2020	4,924
2021	5,073
2022	5,258
2023	5,522
Thereafter	8,086
Total	$32,852

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and provides a limited one- to five-year warranty.  Activities related to warranty obligations were as follows (in thousands):

	December 31,
	2018	2017
Beginning Balance	$708	$645
Provision for warranty	2,334	1,468
Utilization	(1,806)	(1,405)
Ending Balance	$1,236	$708

Supply Agreements

The Company has entered into supply agreements with certain of the Company’s suppliers that required certain minimum annual purchase agreements.  As of December 31, 2018, the Company had minimum annual purchase commitments of $6.2 million due in 2019 and $6.0 million due in 2020.

The Company also entered into a service agreement for which it is committed to pay $2.4 million over the remaining term of the service agreement.

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

Royalties paid during the years ended December 31, 2018, 2017 and 2016 were $3.1 million, $2.5 million and $1.9 million, respectively.

In November 2014, the Company issued Mayo 20,833 shares of common stock owed in connection with the IPO pursuant to the terms of the license, and recorded noncash research and development expense of $0.5 million for the fair value of the shares on the date of issuance.

In July 2017, the Company entered into a license agreement for which it is committed to pay $0.4 million over the remaining term of this license agreement, which ends in 2022.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2018 and 2017.

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

On December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging the Company’s manufacture, use and sale of the Senza system infringes ten of Boston Scientific’s patents covering spinal cord stimulation technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the United States District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. During this litigation, Boston Scientific unilaterally dismissed their assertions with regard to two of the ten patents.  In relation to this lawsuit, the Company filed petitions for inter partes review at the U.S. Patent and Trademark Office (USPTO) against all the eight remaining patents asserted by Boston Scientific.  As a result of those petitions, in February 2019, all of the asserted claims of Boston Scientific’s U.S. Patent Nos. 6,895,280 and 7,587,241 were found invalid by the Patent Trial and Appeal Board (PTAB) at the USPTO.  This patent infringement lawsuit has been stayed pending completion of the inter partes proceedings since June 2018. As of this time, the Company is unable to determine an outcome or potential range of loss.

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

On August 23, 2018, the Oklahoma Police Pension and Retirement System filed a putative securities class action complaint against the Company and certain individual officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act.  The lawsuit, filed in the United States District Court for the Northern District of California, seeks unspecified damages and attorneys’ fees based on alleged misleading statements or omissions by the Company and the individual officers regarding the Company’s rights in technology underlying the Senza SCS systems and the termination of the Company’s former Vice President of Worldwide Sales. On November 3, 2018, a related shareholder derivative lawsuit was filed in the United States District Court for the Northern District of California seeking unspecified damages, injunctive relief and attorneys’ fees based on alleged violations of Section 14(a) of the Securities and Exchange Act of 1934, breach of fiduciary duties, unjust enrichment and waste of corporate assets.

In February 2019, the Company filed a lawsuit for patent infringement against Stimwave Technologies, Inc. (“Stimwave”) asserting that Stimwave is infringing the Company’s patents covering inventions related to its HF10 therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  The lawsuit seeks preliminary and permanent injunctive relief against further infringement as well as damages and attorney fees.

As of December 31, 2018, the Company did not record a liability, as an outcome or potential loss range cannot be reasonably determined.

The Company is and may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of its business, including several pending European patent oppositions at the European Patent Office (EPO) initiated by the Company’s competitors Medtronic and Boston Scientific, and an entitlement action filed by Boston Scientific in Germany, which the Company does not deem to be material to its business and consolidated financial statements at this stage.

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

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  During the three months ended December 31, 2018, the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended March 31, 2019 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of December 31, 2018, the if-converted value of the 2021 Notes did not exceed the principal value of those notes.

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

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	December 31,
	2018	2017
Principal	$172,500	$172,500
Unamortized discount	(17,305)	(23,737)
Unamortized issuance cost	(2,801)	(3,744)
Net carrying amount	$152,394	$145,019

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	December 31,
	2018	2017
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

	Years Ended December 31,
	2018	2017	2016
Contractual interest expense	$3,019	$3,019	$1,652
Amortization of debt discount	6,432	6,046	3,162
Amortization of debt issuance costs	943	833	416
Total interest expense related to the 2021 Notes	$10,394	$9,898	$5,230

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

8. Convertible Preferred Stock

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

9. Stock-Based Compensation

Common stock reserved for future issuance as of December 31, 2018 was as follows:

December 31,
2018
Outstanding stock options and restricted stock units	3,539,863
Reserved for grants of future stock options and restricted stock units	2,980,762
Reserved for employee stock purchase plan	1,023,970
Total common stock reserved for future issuance	7,544,595

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

A summary of shares available for grant under the Stock Plans is as follows:

Shares Available
for Grant
Balance at December 31, 2015	1,856,709
Additional shares reserved	1,125,742
Options and restricted stock granted	(856,043)
Options and restricted stock cancelled	75,831
Balance at December 31, 2016	2,202,239
Additional shares reserved	1,155,474
Shares forfeited for tax	13,094
Options and restricted stock granted	(1,002,063)
Options and restricted stock cancelled	97,502
Balance at December 31, 2017	2,466,246
Additional shares reserved	1,189,502
Shares forfeited for tax	28,107
Options and restricted stock granted	(805,653)
Options and restricted stock cancelled	102,560
Balance at December 31, 2018	2,980,762

A summary of stock option activity under the Stock Plans is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2015	3,050,288	$19.74	7.8	$145,721
Options granted	498,564	$66.74
Options exercised	(667,494)	$10.19		$46,529
Options cancelled	(60,131)	$40.89
Outstanding at December 31, 2016	2,821,227	$29.85	7.4	$123,425
Options granted	503,690	$74.71
Options exercised	(707,410)	$10.59		$50,971
Options cancelled	(57,535)	$46.83
Outstanding at December 31, 2017	2,559,972	$43.62	7.3	$71,120
Options granted	236,900	$47.96
Options exercised	(247,768)	$16.05		$15,468
Options cancelled	(19,364)	$44.70
Outstanding at December 31, 2018	2,529,740	$46.72	6.7	$21,866
Options exercisable as of December 31, 2018	2,478,361	$46.40	6.7	$21,866
Options vested, exercisable or expected to vest as of December 31, 2018	1,700,383	$38.33	5.8	$21,866

The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. The weighted-average grant-date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $23.27, $32.35 and $32.11 per share, respectively. The total fair value of options vested during the years ended December 31, 2018, 2017 and 2016 was approximately $14.0 million, $13.3 million and $10.7 million, respectively, based on the grant date fair value.

The options outstanding and vested under the Stock Plans by exercise price, at December 31, 2018, were as follows:

	Options Outstanding			Options Vested
		Weighted Average
		Remaining
	Number	Contractual Term	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$1.44 — $18.00	717,786	4.29	$8.62	717,786	$8.62
$32.51 — $53.70	517,192	7.32	$43.87	315,285	$44.40
$54.50 — $63.23	543,534	6.96	$58.63	362,733	$59.17
$63.39 — $76.81	591,830	8.59	$73.13	221,697	$72.83
$86.90 — $97.52	159,398	7.89	$88.84	82,882	$89.05
$1.44 — $97.52	2,529,740	6.72	$46.72	1,700,383	$38.33

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

A summary of RSUs activity under the Stock Plans was as follows:

	Number of	Weighted Average	Aggregate
	Restricted	Grant Date	Intrinsic Value
	Stock Units	Fair Value	(in thousands)
Outstanding at December 31, 2015	5,160	$56.09	$348
Restricted stock granted	357,479	$70.31
Restricted stock released	(1,384)	$56.65	$115
Restricted stock cancelled	(15,700)	$65.15
Outstanding at December 31, 2016	345,555	$70.39	$25,108
Restricted stock granted	498,373	$82.60
Restricted stock released	(83,121)	$69.90	$1,175
Restricted stock cancelled	(39,967)	$81.57
Outstanding at December 31, 2017	720,840	$78.26	$49,767
Restricted stock granted	568,753	$68.09
Restricted stock released	(196,274)	$77.43	$968
Restricted stock cancelled	(83,196)	$81.73
Outstanding at December 31, 2018	1,010,123	$72.41	$39,284
Restricted stock expected to vest as of December 31, 2018	930,205		$36,176

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

A summary of ESPP activity was as follows:

	December 31,
	2018	2017	2016
Additional shares reserved	297,375	288,868	281,435
Shares issued	110,040	73,262	72,568
Shares available for future issuance	1,023,970	836,635	621,029
Employee contributions for shares issued (in thousands)	$5,521	$4,697	$3,499

Early Exercises

Stock options previously granted under the 2007 Plan allowed the Board of Directors to grant awards to provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 0 at December 31, 2018, 0 at December 31, 2017 and 1,836 at December 31, 2016, were subject to a repurchase right held by the Company at the original issue price in the event the optionees’ employment was terminated either voluntarily or involuntarily. For exercises of employee options, this right lapses according to the vesting schedule designated on the associated option grant. The repurchase terms are considered to be a forfeiture provision. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be issued or outstanding for accounting purposes until those shares vest, though they are legally issued and outstanding. In addition, cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability on the consolidated balance sheets. As of December 31, 2018 and 2017, there was no cash received related to unvested shares, respectively. Amounts recorded are transferred into common stock and additional paid-in-capital as the shares vest.

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

	Years Ended December 31,
	2018	2017	2016
Stock Options:
Expected term (in years)	5.5	5.5	5.3 — 6.1
Expected volatility	44% — 51%	44% — 46%	47% — 49%
Risk-free interest rate	2.3% — 2.9%	1.8% — 2.2%	1.3% — 1.9%
Dividend Yield	0%	0%	0%
ESPP:
Expected term (in years)	0.5	0.5	0.5
Expected volatility	44% — 57%	36% — 37%	46% — 53%
Risk-free interest rate	2.1% — 2.5%	1.0% — 1.4%	0.4% — 0.6%
Dividend Yield	0%	0%	0%

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

A summary of pre-tax stock-based compensation expense by line items in the consolidated statements of operations was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cost of revenue	$2,656	$1,878	$1,094
Research and development	5,871	4,601	3,182
Sales, general and administrative	28,110	19,664	11,484
Total stock-based compensation expense	$36,637	$26,143	$15,760

A summary of pre-tax stock-based compensation expense by category was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Stock options	$13,765	$13,412	$10,832
Restricted stock units	21,006	11,197	3,548
Employee stock purchase plan	1,866	1,534	1,380
Total stock-based compensation expense	$36,637	$26,143	$15,760

As of December 31, 2018, total stock-based compensation expense not yet recognized, net of estimated forfeitures, were as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization Period
	(in thousands)	(in years)
Stock options	$19,545	2.5
Restricted stock units	57,310	2.8
Employee stock purchase plan	1,107	0.4

10. Income Taxes

The components of the Company’s loss before income taxes were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Domestic	$(52,755)	$(39,370)	$(34,258)
Foreign	4,318	4,120	4,103
Total loss before income taxes	$(48,437)	$(35,250)	$(30,155)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	220	170	181
Foreign	1,477	1,238	1,442
Total current	1,697	1,408	1,623

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(929)	—	—
Total deferred	(929)	—	—

Total provision for income taxes	$768	$1,408	$1,623

Income tax expense differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended December 31,
	2018	2017	2016
Tax at statutory federal rate	21.0%	34.0%	34.0%
State tax, net of federal benefit	(0.4)%	(0.4)%	(0.4)%
Other	(4.9)%	(4.4)%	(3.7)%
Foreign rate differential	(1.0)%	0.5%	(0.2)%
Tax credits	2.8%	4.5%	3.2%
Excess tax benefits related to stock-based compensation	2.0%	21.5%	—%
Effect of Tax Cuts and Jobs Act of 2017	—%	(121.1)%	—%
Change in valuation allowance	(21.2)%	61.4%	(38.4)%
Total	(1.7)%	(4.0)%	(5.5)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets are as follows:

	December 31,
	2018	2017
	(in thousands)
Net operating loss carryforwards	$68,552	$60,999
Tax credits	12,451	10,198
Depreciation	339	133
Stock-based compensation	10,770	6,983
Accruals and reserves	7,507	7,280
Other	2,057	2,525
Deferred tax assets	101,676	88,118

Other	—	—
Deferred tax liabilities	—	—

Valuation allowance	(100,747)	(88,118)

Net deferred tax assets	$929	$—

The 2017 Tax Act reduces the U.S. statutory corporate tax rate to 21% for the Company’s tax years beginning in 2018, which resulted in the re-measurement of the Company’s federal deferred tax assets as of December 31, 2017 from 34% to the new 21% tax rate. The Company has established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding realization of these assets.

 Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, substantially all of the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $12.6 million, $2.4 million and $18.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the Company had net operating loss carryforwards (NOLs) for federal and state income tax purposes of approximately $291.6 million and $124.2 million, respectively. These NOLs are available to reduce future taxable income, if any.  The federal NOLs begin expiring in 2026, and the state NOLs begin expiring in 2020.

As of December 31, 2018, the Company had research and development credit carryforwards of approximately $9.6 million and $6.8 million for federal and California state income tax purposes, respectively. The federal credit carryforward begins expiring in 2026, and the state credits carry forward indefinitely.

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

The Company had unrecognized tax benefits (UTBs) of approximately $5.2 million as of December 31, 2018. The deferred tax assets associated with these UTBs are fully offset by a valuation allowance. The following table summarizes the activity related to UTBs (in thousands):

Balance at December 31, 2015	$3,844
Increases related to current year tax provisions	1,059
Decreases related to prior year tax provisions	(1,519)
Balance at December 31, 2016	3,384
Increases related to current year tax provisions	790
Increases related to prior year tax provisions	193
Decreases related to prior year tax provisions	(134)
Balance at December 31, 2017	4,233
Increases related to current year tax provisions	893
Increases related to prior year tax provisions	80
Decreases related to prior year tax provisions	(6)
Balance at December 31, 2018	$5,200

All of these UTBs, if recognized, would affect the effective tax rate before consideration of the valuation allowance.

In accordance with ASC 740, Income Taxes, the Company is classifying interest and penalties as a component of tax expense. There were no interest or penalties accrued at December 31, 2018, December 31, 2017, and December 31, 2016.

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

11. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended December 31,
	2018	2017	2016
Net loss	$(49,205)	$(36,658)	$(31,778)
Weighted average shares outstanding	30,051,961	29,424,360	28,492,091
Less: weighted average shares subject to repurchase	—	(306)	(7,088)
Weighted average shares used to compute basic and diluted net loss per share	30,051,961	29,424,054	28,485,003
Net loss per share, basic and diluted	$(1.64)	$(1.25)	$(1.12)

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

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding:

	December 31,
	2018	2017	2016
Unreleased restricted stock	1,010,123	720,840	345,555
Options to purchase common stock	2,529,740	2,559,972	2,821,227
Convertible senior notes	1,790,033	1,790,033	1,790,033
Warrants related to the issuance of convertible senior notes	1,790,033	1,790,033	1,790,033
Total	7,119,929	6,860,878	6,746,848

Additionally, since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $96.37 per share for the 2021 Notes, which has not occurred as of December 31, 2018. In connection with the issuance of the 2021 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2021 Notes.

12. Employee Benefit Plan.

In 2007, the Company adopted a 401(K) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.  In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  For the years ended December 31, 2018, 2017 and 2016, the Company recorded expenses of $2.5 million, $2.2 million and $1.3 million for matching contributions, respectively.

13. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
	(in thousands, except per share data)
Total revenue	$107,944	$95,630	$96,080	$87,635
Gross profit	$76,154	$67,248	$67,921	$62,001
Loss from operations	$(8,603)	$(9,237)	$(8,201)	$(15,702)
Net loss	$(9,607)	$(11,265)	$(10,620)	$(17,713)
Net loss per share, basic and diluted	$(0.32)	$(0.37)	$(0.35)	$(0.59)
Shares used in computing net loss per common share, basic and diluted	30,214,454	30,123,188	30,028,985	29,836,277

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
	(in thousands, except per share data)
Total revenue	$97,963	$82,256	$78,016	$68,439
Gross profit	$69,512	$57,940	$53,873	$46,368
Loss from operations	$(2,172)	$(4,418)	$(9,938)	$(13,051)
Net loss	$(4,311)	$(6,230)	$(11,610)	$(14,507)
Net loss per share, basic and diluted	$(0.15)	$(0.21)	$(0.40)	$(0.50)
Shares used in computing net loss per common share, basic and diluted	29,664,926	29,513,842	29,351,414	29,159,509

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management assessed our internal control over financial reporting as of December 31, 2018, the end the period covered by this Annual Report. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Significant Employee and Non-Employee Directors of the Registrant

The following table sets forth information regarding our executive officers, significant employees and directors, as of February 1, 2019:

Name	Age	Position(s)
Executive Officers
Rami Elghandour	40	President and Chief Executive Officer
Andrew H. Galligan	62	Chief Financial Officer
Doug Alleavitch	58	Vice President, Quality
Christofer Christoforou	49	Vice President, Research and Development
Kashif Rashid	45	General Counsel
Patrick Schmitz	59	Vice President, Operations

Significant Employees
David Caraway, M.D., Ph.D.	62	Chief Medical Officer
Richard B. Carter	48	Vice President of Finance, Corporate Controller
Divya Ghatak	48	Vice President, Human Resources
Bradford E. Gliner	53	Vice President, Clinical & Regulatory Affairs
Katherine H. Neuenfeldt	40	Vice President, Market Access
Neeraj Teotia	44	Vice President, Marketing

Non-Employee Directors
Michael DeMane	62	Chairman of the Board
Ali Behbahani, M.D.(2)(3)	42	Director
Lisa D. Earnhardt(1)(3)	49	Director
Frank Fischer(3)	77	Director
Wilfred E. Jaeger, M.D.(1)(2)	63	Director
Shawn T McCormick(1)	54	Director
Brad Vale, Ph.D., D.V.M.(2)	66	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Rami Elghandour joined us in October 2012, and has served as our Chief Business Officer and currently serves as our President and Chief Executive Officer. From September 2008 to October 2012, Mr. Elghandour managed investments for Johnson & Johnson Development Corporation, or JJDC, where he led several investments and served on the board of directors of a number of private companies, including our board of directors. Additionally, he led strategic initiatives in the development and management of JJDC’s portfolio. From 2001 to 2006, Mr. Elghandour worked for Advanced Neuromodulation Systems, Inc. (acquired by St. Jude Medical), a medical device company, where he led firmware design and development on several implantable neurostimulators. Mr. Elghandour received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. in Electrical and Computer Engineering from Rutgers University School of Engineering. We believe that Mr. Elghandour is qualified to serve on our Board due to his investment and engineering experience, strategic track record, and his service as our President and Chief Executive Officer.

Andrew H. Galligan has served as our Chief Financial Officer since May 2010. From February 2009 to July 2010, Mr. Galligan served as Vice President of Finance and Chief Financial Officer at Ooma, a consumer electronics manufacturer and VOIP service provider. From 2007 to 2008, Mr. Galligan served as Vice President of Finance and CFO of Reliant Technologies, Inc. (later acquired by Solta Medical, Inc.), a medical device company. Mr. Galligan has also held the top financial executive position at several other medical device companies and began his career in various financial positions at KPMG and Raychem Corp. Mr. Galligan has served on the board of directors at OOMA, a publicly held consumer telecommunications company, since December 2014. Mr. Galligan also served on the board of directors of DiaDexus, Inc., a public medical diagnostics company, until January 2015. Mr. Galligan received a degree in Business Studies from Trinity College in Dublin, Ireland and is also a Fellow of the Institute of Chartered Accountants in Ireland.

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

Kashif Rashid has served as our General Counsel, Corporate Secretary and Chief Compliance Officer since December 2017. From March 2017 to December 2017, Mr. Rashid served as Vice President, Legal at Atara Biotherapeutics, Inc., a biotechnology company focused on T-cell immunotherapy.  From June 2008 to February 2017, Mr. Rashid served first as Associate General Counsel and later as Deputy General Counsel at St. Jude Medical, Inc., a medical device company. From September 1998 to June 2008, Mr. Rashid served in roles of increasing responsibility at General Electric Company's Healthcare business, Loews Corporation and Kaye Scholer, LLP, a global law firm. Mr. Rashid received a B.S. in Business Administration from the George Washington University and a J.D. from Georgetown University Law Center.

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

Non-Employee Directors

Michael DeMane joined us in March 2011 and has served as our Chief Executive Officer and as Executive Chairman.  Effective January 1, 2017, Mr. DeMane transitioned to non-executive Chairman of the Board. Mr. DeMane has served on the board of directors of several private companies since 2009, as well as on the board of directors of eResearch Technology, Inc., a public company specializing in contract research clinical services, from July 2008 to April 2012. From March 2009 to June 2010, Mr. DeMane served as a Senior Advisor to Thomas, McNerney & Partners, a healthcare venture firm. Mr. DeMane served as the Chief Operating Officer of Medtronic, Inc. from August 2007 to April 2008. Prior to his COO role, Mr. DeMane served at Medtronic Inc. as

Senior Vice President from May 2007 to August 2007, Senior Vice President and President: Europe, Canada, Latin America and Emerging Markets from August 2005 to May 2007, Senior Vice President and President: Spinal, ENT and Navigation from February 2002 to August 2005, and President, Spinal from January 2000 to February 2002. Prior to that, he was President at Interbody Technologies, a division of Medtronic Sofamor Danek, Inc., from June 1998 to December 1999. From April 1996 to June 1998, Mr. DeMane served at Smith & Nephew Pty. Ltd. as Managing Director, Australia and New Zealand, after a series of research and development and general management positions with Smith & Nephew Inc. Mr. DeMane earned a B.S. in Chemistry from St. Lawrence University and an M.S. in Bioengineering from Clemson University. We believe that Mr. DeMane is qualified to serve on our Board due to his investment experience, strategic leadership track record, service on other boards of directors of companies in the healthcare industry and his previous service as our Chief Executive Officer.

Ali Behbahani, M.D. has served on our Board since September 2014. Dr. Behbahani joined New Enterprise Associates, Inc., or NEA, in 2007 and is a General Partner on the healthcare team. Prior to joining NEA, Dr. Behbahani worked as a consultant in business development at The Medicines Company, a specialty pharmaceutical company developing acute care cardiovascular products. Dr. Behbahani previously held positions as a venture associate at Morgan Stanley Venture Partners and as a healthcare investment banking analyst at Lehman Brothers. He conducted basic science research in the fields of viral fusion inhibition and structural proteomics at the National Institutes of Health and at Duke University. Dr. Behbahani currently serves on the board of directors of several private companies. Dr. Behbahani has also been a director of Adaptimmune Therapeutics plc, a public biopharmaceutical company, since September 2014, and serves on the nominating and governance committee. Dr. Behbahani has been a director of CRISPR Therapeutics AG, a public company, since March 2015. Dr. Behbahani has been a director of Genocea Biosciences, Inc., a public biopharmaceutical company, since February 2018 and serves on the audit committee. Dr. Behbahani holds an M.D. from The University of Pennsylvania School of Medicine, an M.B.A. from The University of Pennsylvania Wharton School and a B.A. in Biomedical Engineering, Electrical Engineering and Chemistry from Duke University. We believe that Dr. Behbahani is qualified to serve on our Board due to his experience in the life science industry and his investment experience.

Lisa D. Earnhardt has served on our Board since June 2015.  She has served as President and Chief Executive Officer of Intersect ENT and as a member of its board of directors since March 2008. Prior to joining Intersect ENT, Ms. Earnhardt served as President of Boston Scientific’s Cardiac Surgery division (formerly known as Guidant Corporation, or Guidant) from June 2006 to January 2008 until its sale to Getinge Group. From August 1996 to April 2006, Ms. Earnhardt worked at Guidant in a variety of sales and marketing leadership positions. Ms. Earnhardt served on the board of directors of Kensey Nash, a publicly traded company from 2011 until it was acquired by Royal DSM NA in 2012, where she served on the board’s nominating and governance and audit committees. Ms. Earnhardt holds an M.B.A. from Northwestern’s Kellogg School of Management and a B.S. in Industrial Engineering from Stanford University. We believe that Ms. Earnhardt is qualified to serve on our Board due to her operational and management experience in the medical device industry.

Frank Fischer has served on our Board since October 2012. Mr. Fischer joined NeuroPace, Inc., a privately held developer of treatment devices for neurological disorders, in 2000 and currently serves as its President and Chief Executive Officer. From May 1998 to September 1999, Mr. Fischer was President, Chief Executive Officer and a director of Heartport, Inc., a formerly publicly traded cardiac surgery company (later acquired by Johnson & Johnson in 2001). From 1987 to 1997, Mr. Fischer served as President and Chief Executive Officer of Ventritex, Inc., a publicly traded designer, developer, manufacturer and marketer of implantable defibrillators and related products for the treatment of ventricular tachycardia and ventricular fibrillation, which was acquired by St. Jude Medical in 1997. Mr. Fischer currently serves on the board of directors of several privately held companies. Mr. Fischer received a B.S. in Mechanical Engineering and a M.S. in Management from Rensselaer Polytechnic Institute. We believe that Mr. Fischer is qualified to serve on our Board due to his extensive operational and management experience in the life science and medical device industries.

Wilfred E. Jaeger, M.D. has served on our Board since January 2012. Dr. Jaeger cofounded Three Arch Partners in 1993 and has served as a Partner and Managing Member since that time. Prior to co-founding Three Arch Partners, Dr. Jaeger was a general partner at Schroder Ventures. Dr. Jaeger currently serves on the board of directors of Concert Pharmaceuticals, Inc., a public clinical stage biopharmaceutical company, as well as numerous private companies. Dr. Jaeger received a B.S. in Biology from the University of British Columbia, an M.D. from the University of British Columbia School of Medicine and an M.B.A from the Stanford Graduate School of Business.

We believe that Dr. Jaeger is qualified to serve on our Board due to his investment experience, strategic leadership track record and service on other boards of directors of life sciences companies.

Shawn T McCormick has served on our Board since September 2014. Mr. McCormick served as Chief Financial Officer of Tornier N.V., a public medical device company, from September 2012 to October 2015 when Tornier merged with Wright Medical Group. From April 2011 to February 2012, Mr. McCormick was Chief Operating Officer of Lutonix, Inc., a medical device company acquired by C. R. Bard, Inc. in December 2011. From January 2009 to July 2010, Mr. McCormick served as Senior Vice President and Chief Financial Officer of ev3 Inc., a public endovascular device company acquired by Covidien plc in July 2010. From May 2008 to January 2009, Mr. McCormick served as Vice President, Corporate Development at Medtronic, Inc., a public medical device company, where he was responsible for leading Medtronic’s worldwide business development activities. From 2007 to 2008, Mr. McCormick served as Vice President, Corporate Technology and New Ventures of Medtronic. From 2002 to 2007, Mr. McCormick was Vice President, Finance for Medtronic’s Spinal, Biologics and Navigation business. Prior to that, Mr. McCormick held various other positions with Medtronic, including Corporate Development Director, Principal Corporate Development Associate, Manager, Financial Analysis, Senior Financial Analyst and Senior Auditor. Prior to joining Medtronic, he spent four years with the public accounting firm KPMG Peat Marwick. He was a director of Entellus Medical, Inc., a public medical device company, and served as the chairman of the audit committee and as a member of the nominating and corporate governance committee from November 2014 to February 2018 when Entellus was sold to Stryker. Mr. McCormick has been a director of SurModics, Inc., a public medical device and in vitro diagnostic technologies company, since December 2015 and serves on the audit committee and corporate governance and nominating committee.  Mr. McCormick earned his M.B.A. from the University of Minnesota’s Carlson School of Management and his B.S. in Accounting from Arizona State University. He is a Certified Public Accountant (inactive license) and a National Association of Corporate Directors (NACD) Fellow. We believe that Mr. McCormick is qualified to serve on our Board due to his financial expertise and extensive operational experience in the medical device industry.

Brad Vale, Ph.D., D.V.M., has served on our Board since March 2015. Dr. Vale was Head of Johnson & Johnson Development Company, or JJDC, from January 2012 to March 2015. Dr. Vale joined JJDC in March 1992, and in April 2008, was appointed to the position of Vice President, Head of Venture Investments. From September 1989 to March 1992, Dr. Vale supported Johnson & Johnson’s medical device businesses at the Corporate Office of Science and Technology as an Executive Director. From 1982 to 1989, he was at Ethicon, Inc., a Johnson & Johnson subsidiary, working on preclinical studies, new business development, and a coronary artery bypass graft internal venture. Dr. Vale currently serves or has served on the board of directors of several private companies. Dr. Vale holds a Ph.D. from Iowa State University, a D.V.M. from Washington State University and a B.S. in Chemistry and Biology from Beloit College. We believe that Dr. Vale is qualified to serve on our Board due to his investment experience and strategic leadership in the life sciences industry.

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

3.	Exhibits

See Exhibit Index below.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws of Nevro Corp.	8-K	11/12/2014	3.1

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

10.1†	Amended and Restated License Agreement, dated October 2, 2006, by and among the Company and Mayo Foundation for Medical Education and Research, Venturi Group, LLC.	S-1/A	10/15/2014	10.1

10.2(a)†	Stellar Manufacturing Agreement, dated as of July 1, 2009, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(a)

10.2(b)†	First Amendment to Stellar Manufacturing Agreement, dated as of July 1, 2014, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(b)

10.2(c)†	Second Amendment to Stellar Manufacturing Agreement, dated as of January 28, 2016, by and between the Company and Stellar Technologies, Inc.	10-K	2/29/2016	10.2(c)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.3†	Supply Agreement, dated as of July 23, 2014 by and between the Company and Pro-Tech Design and Manufacturing, Inc.	S-1/A	10/15/2014	10.3

10.4(a)†	Supply Agreement, dated April 1, 2012, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(a)

10.4(b)†	Amendment to Supply Agreement, dated as of March 20, 2013, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(b)

10.5(a)†	Product Supply and Development Agreement, dated as of April 15, 2009, by and between the Company and EaglePicher Medical Power LLC.	S-1/A	10/15/2014	10.5

10.5(b)†	First Amendment to the Product Supply and Development Agreement, dated as of March 4, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	3/18/2015	10.5(b)

10.5(c)†	Second Amendment to the Product Supply and Development Agreement, dated as of October 23, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	2/29/2016	10.5(c)

10.5(d)	Third Amendment to the Product Supply and Development Agreement, dated as of September 15, 2017, by and between the Company and EaglePicher Medical Power LLC.	10-Q	11/6/2017	10.1

10.6(a)	Amended and Restated Registration Rights Agreement, dated February 8, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(a)

10.6(b)	Amendment to Amended and Restated Registration Rights Agreement, dated March 5, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(b)

10.6(c)	Second Amendment to Amended and Restated Registration Rights Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.6(c)

10.7(a)	Multi-Tenant Space Lease, dated as of March 15, 2010, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(a)

10.7(b)	First Amendment to Lease, dated as of October 18, 2012, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(b)

10.7(c)	Second Amendment to Lease, dated as of February 18, 2015, by and between Deerfield Campbell LLC and the Company.	10-K	3/18/2015	10.7(c)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.8(a)#	Nevro Corp. 2007 Stock Incentive Plan, as amended as of March 5, 2013.	S-1	10/03/2014	10.8(a)

10.8(b)#	Form of Incentive Stock Option Agreement (ISO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(b)

10.8(c)#	Form of Non-Incentive Stock Option Agreement (NSO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(c)

10.8(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(d)

10.9(a)#	Nevro Corp. 2014 Equity Incentive Award Plan.	S-8	11/12/2014	99.2(a)

10.9(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(b)

10.9(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(c)

10.9(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(d)

10.10#	Nevro Corp. 2014 Employee Stock Purchase Plan.	S-8	11/12/2014	99.3

10.11#	Form of Indemnification Agreement for directors and officers.	S-1/A	10/10/2014	10.11

10.12#	Amended and Restated Company Bonus Plan.	10-Q	5/7/2018	10.1

10.13#	Nevro Corp. Non-Employee Director Compensation Program, as amended.				X

10.14#	Offer Letter, dated as of October 9, 2012, by and between Rami Elghandour and the Company.	S-1	10/03/2014	10.13

10.14(b)#	Employment Agreement, effective as of June 1, 2016, by and between Rami Elghandour and the Company.	10-Q	5/9/2016	10.3

10.15#	Offer Letter, dated as of May 12, 2010, by and between Andrew H. Galligan and the Company.	S-1	10/03/2014	10.14

10.16(a)	Amended and Restated Stockholders’ Agreement, dated February 8, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(a)

10.16(b)	Amendment to Amended and Restated Stockholders’ Agreement, dated March 5, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(b)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.16(c)	Second Amendment to Amended and Restated Stockholders’ Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.18(c)

10.17(a)#	Form of Amended and Restated Change in Control Severance Agreement for certain executive officers.	10-Q	5/9/2016	10.4

10.17(b)#	Amended and Restated Change in Control Severance Agreement, dated as of May 5, 2016, by and between Andrew Galligan and the Company.	10-Q	8/8/2016	10.14

10.17(c)#	Amended and Restated Change in Control Severance Agreement, dated as of May 5, 2016, by and between Doug Alleavitch and the Company.	10-Q	8/8/2016	10.15

10.17(d)#	Amended and Restated Change in Control Severance Agreement, dated as of August 3, 2016, by and between Patrick Schmitz and the Company.	10-K	2/22/2018	10.18(d)

10.17(e)#	Amended and Restated Change in Control Severance Agreement, dated as of August 3, 2016, by and between Christofer Christoforou and the Company.	10-K	2/22/2018	10.18(e)

10.17(f)#	Amended and Restated Change in Control Severance Agreement, dated as of December 18, 2017, by and between Kashif Rashid and the Company.	10-K	2/22/2018	10.18(g)

10.18(a)†	Supply Agreement, dated March 13, 2015, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K/A	5/29/2015	10.22

10.18(b)†	Supply Agreement, effective as of November 11, 2016, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K	2/23/2017	10.22(b)

10.19(a)	Lease Agreement, dated as of March 5, 2015, by and between the Company and Westport Office Park, LLC.	10-K	3/18/2015	10.23

10.19(b)	First Amendment to Lease, effective as of December 9, 2016, by and between the Company and Westport Office Park, LLC.	10-K	2/23/2017	10.23(b)

10.19(c)	Second Amendment to Lease, effective as of April 13, 2017, by and between the Company and Westport Office Park, LLC.	10-Q	8/7/2017	10.1

10.19(d)	Third Amendment to Lease, effective as of December 6, 2017, by and between the Company and Westport Office Park, LLC.	10-K	2/22/2018	10.21(d)

10.20#	Offer Letter, dated as of March 30, 2015, by and between the Company and Doug Alleavitch.	8-K	4/9/2015	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.21(a)†	Manufacturing and Supply Agreement, dated as of December 18, 2015, by and between the Company and Vention Medical Design and Development, Inc.	10-K	2/29/2016	10.25

10.21(b)†	First Amendment to the Manufacturing and Supply Agreement, dated as of September 30, 2017, by and between the Company and Vention Medical Design and Development, Inc.	10-Q	11/6/2017	10.2

10.21(c)†	Second Amendment to the Manufacturing and Supply Agreement, dated April 2018, by and between the Company and Nordson MEDICAL Design and Development, Inc., fka Vention Medical Design and Development, Inc.	10-Q	8/2/2018	10.2

10.22	Letter Agreement, dated June 7, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.1

10.23	Letter Agreement, dated June 7, 2016, between Bank of America, N.A. and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.2

10.24	Letter Agreement, dated June 7, 2016, between Goldman, Sachs & Co. and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.3

10.25	Letter Agreement, dated June 7, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.4

10.26	Letter Agreement, dated June 7, 2016, between Bank of America, N.A. and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.5

10.27	Letter Agreement, dated June 7, 2016, between Goldman, Sachs & Co. and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.6

10.28	Letter Agreement, dated June 8, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.7

10.29	Letter Agreement, dated June 8, 2016, between Bank of America, N.A. and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.8

10.30	Letter Agreement, dated June 8, 2016, between Goldman, Sachs & Co. and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.9

10.31	Letter Agreement, dated June 8, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.10

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.32	Letter Agreement, dated June 8, 2016, between Bank of America, N.A. and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.11

10.33	Letter Agreement, dated June 8, 2016, between Goldman, Sachs & Co. and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.12

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance.				X

101.SCH	XBRL Taxonomy Extension Schema.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.
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

February 21, 2019:

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

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAMI ELGHANDOUR	Chief Executive Officer	February 21, 2019
Rami Elghandour	(Principal Executive Officer)

/s/ ANDREW H. GALLIGAN	Chief Financial Officer	February 21, 2019
Andrew H. Galligan	(Principal Financial and Accounting Officer)

/s/ MICHAEL DEMANE	Chairman of the Board	February 21, 2019
Michael DeMane

/s/ ALI BEHBAHANI	Director	February 21, 2019
Ali Behbahani, M.D.

/s/ LISA EARNHARDT	Director	February 21, 2019
Lisa Earnhardt

/s/ FRANK FISCHER	Director	February 21, 2019
Frank Fischer

/s/ WILFRED E. JAEGER	Director	February 21, 2019
Wilfred E. Jaeger, M.D.

/s/ SHAWN T MCCORMICK	Director	February 21, 2019
Shawn T McCormick

/s/ BRAD H. VALE	Director	February 21, 2019
Brad H. Vale, Ph.D., D.V.M