Form 10-Q
period 2019-03-31
NEVRO CORP
filed 2019-05-09
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NVRO	The New York Stock Exchange

As of April 30, 2019, there were 30,523,902 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$40,704	$51,266
Short-term investments	198,892	213,281
Accounts receivable, net of allowance for doubtful accounts of $1,248 and $824 at March 31, 2019 and December 31, 2018, respectively	69,044	80,656
Inventories	93,140	92,035
Prepaid expenses and other current assets	8,174	6,621
Total current assets	409,954	443,859
Property and equipment, net	12,216	12,801
Operating lease assets	23,948	—
Other assets	11,390	5,850
Restricted cash	606	606
Total assets	$458,114	$463,116
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$23,074	$23,505
Accrued liabilities	39,124	38,790
Other current liabilities	2,843	119
Total current liabilities	65,041	62,414
Long-term debt	154,325	152,394
Long-term operating lease liabilities	23,006	—
Other long-term liabilities	1,643	2,825
Total liabilities	244,015	217,633
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; zero shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at March 31, 2019 and December 31, 2018; 30,447,769 and 30,263,536 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	30	30
Additional paid-in capital	564,783	552,612
Accumulated other comprehensive loss	(556)	(1,077)
Accumulated deficit	(350,158)	(306,082)
Total stockholders’ equity	214,099	245,483
Total liabilities and stockholders’ equity	$458,114	$463,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$82,148	$87,635
Cost of revenue	28,939	25,634
Gross profit	53,209	62,001
Operating expenses
Research and development	14,135	11,085
Sales, general and administrative	81,328	66,618
Total operating expenses	95,463	77,703
Loss from operations	(42,254)	(15,702)
Interest income	1,549	1,013
Interest expense	(2,688)	(2,558)
Other income (expense), net	(343)	(123)
Loss before income taxes	(43,736)	(17,370)
Provision for income taxes	340	343
Net loss	(44,076)	(17,713)
Other comprehensive loss:
Changes in foreign currency translation adjustment	276	577
Changes in unrealized gains on short-term investments, net	245	(351)
Net change in other comprehensive loss	521	226
Comprehensive loss	$(43,555)	$(17,487)
Net loss per share, basic and diluted	$(1.45)	$(0.59)
Weighted average number of common shares used to compute basic and diluted net loss per share	30,363,623	29,836,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three months ended March 31, 2019

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2018	30,263,536	$30	$552,612	$(306,082)	$(1,077)	$245,483
Exercise of common stock options	105,462	—	1,928	—	—	1,928
Issuance of common stock upon release of restricted stock units	83,008	—	—	—	—	—
Shares withheld for tax obligations	(4,237)	—	(154)	—	—	(154)
Stock based compensation	—	—	10,397	—	—	10,397
Net loss	—	—	—	(44,076)	—	(44,076)
Other comprehensive loss	—	—	—	—	521	521
Balances at March 31, 2019	30,447,769	$30	$564,783	$(350,158)	$(556)	$214,099

For the three months ended March 31, 2018

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2017	29,737,561	$30	$508,228	$(257,844)	$(1,242)	$249,172
Adoption of accounting standard	—	—	—	967	—	967
Exercise of common stock options	135,874	—	1,941	—	—	1,941
Issuance of common stock upon release of restricted stock units	73,352	—	—	—	—	—
Shares withheld for tax obligations	(3,019)	—	(215)	—	—	(215)
Stock based compensation	—	—	8,244	—	—	8,244
Net loss	—	—	—	(17,713)	—	(17,713)
Other comprehensive loss	—	—	—	—	226	226
Balances at March 31, 2018	29,943,768	$30	$518,198	$(274,590)	$(1,016)	$242,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(44,076)	$(17,713)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,085	815
Amortization of operating lease assets	823	—
Stock-based compensation expense	10,402	8,243
Accretion of discount on short-term investments	(791)	(42)
Provision for doubtful accounts	427	(316)
Write-down of inventory	3,811	(116)
Non-cash interest expense	1,933	1,803
Unrealized (gains) losses on foreign currency transactions	(66)	464
Changes in operating assets and liabilities
Accounts receivable	11,213	6,561
Inventories	(968)	765
Prepaid expenses and other current assets	(1,551)	(1,840)
Other assets	(30)	(492)
Accounts payable	(305)	3,791
Accrued liabilities	(3,056)	(8,205)
Other long-term liabilities	(558)	44
Net cash used in operating activities	(21,707)	(6,238)
Cash flows from investing activities
Purchases of short-term investments	(104,443)	(50,106)
Proceeds from maturity of short-term investments	119,864	44,305
Investment in private company	(5,500)	—
Purchases of property and equipment	(580)	(5,016)
Net cash provided by (used in) investing activities	9,341	(10,817)
Cash flows from financing activities
Minimum tax withholding paid on behalf of employees for net share settlement	(154)	(215)
Proceeds from issuance of common stock to employees	1,928	1,941
Net cash provided by financing activities	1,774	1,726
Effect of exchange rate changes on cash and cash equivalents	30	134
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,562)	(15,195)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	51,872	43,651
Cash, cash equivalents and restricted cash at end of period	$41,310	$28,456
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$165	$346

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

Since inception, the Company has cumulatively incurred net losses and negative cash flows from operations. During the year ended December 31, 2018, the Company incurred a net loss of $49.2 million and used $5.7 million of cash in operations. For the three months ended March 31, 2019, the Company incurred a net loss of $44.1 million and used $21.7 million of cash in operations. At March 31, 2019 and December 31, 2018, the Company had an accumulated deficit of $350.2 million and $306.1 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due 2021.  The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 21, 2019. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2019, and the results of its operations and cash flows for the three months ended March 31, 2019 and 2018. All such adjustments are of a normal and recurring nature. The interim financial data as of March 31, 2019 is not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any future period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018 included in the Annual Report.

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

	Three Months Ended
	March 31,
	2019	2018
United States	80%	81%

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

	Three Months Ended
	March 31,
	2019	2018
Net unrealized foreign currency gain (loss)	$17	$(473)
Net realized foreign currency gain (loss)	(311)	420

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States and is in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended March 31, 2019 and December 31, 2018.  The Company also held cash in foreign banks of approximately $7.3 million at March 31, 2019 and $4.1 million at December 31, 2018 that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

During the three months ended March 31, 2019 and 2018, no single customer accounted for 10% or more of the Company’s revenue. As of March 31, 2019 and December 31, 2018, no single customer accounted for 10% or more of the accounts receivable balance.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $25.2 million and $15.6 million as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of March 31, 2019 and December 31, 2018 consists of a letter of credit of $0.6 million representing collateral for the Company’s Redwood City, California building lease pursuant to an agreement dated March 5, 2015.

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

The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory that is in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach that has been used to value inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. In addition, the Company determines at times that there may be certain inventory that does not meet its product requirements. As a result of these evaluations, the Company recognized total write downs of $3.8 million for the three months ended March 31, 2019, of which $3.6 million related to an excess raw material charge.  The total write downs for the three months ended March 31, 2018 was not significant. The Company’s estimation of the future demand for any given particular component of the Senza product may vary and may result in changes in estimates of inventory values in any particular period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through March 31, 2019.

Income Taxes

During the three months ended March 31, 2019 and 2018, the Company calculated its interim tax provision to record taxes incurred on a discrete basis due to the variability of taxable income in the jurisdictions in which it operates. The provision for income taxes for the three months ended March 31, 2019 and 2018 is primarily comprised of foreign and state taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdiction.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents all changes in the stockholders’ equity except those resulting from distributions to stockholders. The Company’s changes in unrealized gains and losses on available-for-sale investment securities and foreign currency translation adjustments represent the components of other comprehensive income (loss) that are excluded from the reported net loss and have been presented in the consolidated statements of operations and comprehensive loss.

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

In March 2019, the Company granted performance stock units (PSUs) to the Company’s Chief Executive Officer.  The PSUs are subject to continued service to the Company through the vesting date.  The number of shares to be issued upon vesting are based on the total shareholder return of the Company’s common stock compared to the S&P Healthcare Equipment Select Industry Index (the Index), subject to an upward adjustment based on the Company’s absolute stock price performance over the specified measurement period. If the performance metrics are not met within the specified time limits, the PSUs will be canceled.  The fair value of the PSUs is determined on the date of grant using a Monte Carlo simulation model, which is based on a larger number of possible stock price outcomes for the Company’s stock and the Index.  The use of the Monte Carlo simulation model requires the input of certain assumptions, including the expected stock price volatility of the Company and members of the Index, correlation between changes in the stock price of the Company and members of the Index, risk-free interest rate and expected dividends, as applicable.  The fair value of the PSUs is recognized over the specified measurement period on a straight-line basis.

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

3. Lease Accounting

Adoption of ASC 842

On January 1, 2019, the Company adopted the new accounting standard ASC 842, Leases, which requires entities to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet.

The Company adopted the new lease standard using the transition method that allowed entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (the optional transition method). The Company elected the package of transitional practical expedients, such that, for leases existing prior to the adoption of ASC 842, the Company will not need to reassess whether contracts are leases, will retain historical lease classification and historical initial direct costs classification. The Company also elected the hindsight practical expedient to determine the lease term for existing leases.  Operating lease assets and operating lease liabilities are recognized based on the present value of minimum lease payments over the remaining lease term.  The Company uses its incremental borrowing rate based on information available when determining the lease liabilities.  Lease cost is recognized on a straight-line basis over the expected lease term.

Adoption of the new lease standard resulted in the recording of operating lease assets of $24.8 million and operating lease liabilities of $26.2 million.  The impact of the changes made to the consolidated balance sheet as of January 1, 2019 from the adoption of ASC 842 were as follows (in thousands):

	Balance at	Adjustments Due	Balance at
	December 31, 2018	to ASC 842	January 1, 2019
Balance Sheet:
Operating lease assets	$—	$24,771	$24,771
Other current liabilities	119	2,389	2,508
Long-term operating lease liabilities	—	23,805	23,805
Other long-term liabilities	2,825	(1,423)	1,402

The Company has operating leases for office space, warehouse, research and development facilities and equipment. Leases with terms of 12 months or less are not recorded on the balance sheet, as the related lease expenses are recognized on a straight-line basis over the lease term.  The Company accounts for lease components (such as fixed payments) separately from nonlease components (such as common area expenses).  As of March 31, 2019, the Company has leases with remaining terms of less than 1 year to 8 years, some of which may include options to extend the lease term for up to 5 years.

The weighted average lease terms and discounts rates are as follows:

March 31, 2019
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	6.05 years
Weighted-average discount rate	7.0%

As of March 31, 2019, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2019, remaining months	$3,108
2020	4,924
2021	5,073
2022	5,258
2023	5,522
Thereafter	8,086
Total lease payments	31,971
Less: Interest	(6,221)
Present value of lease liabilities	$25,750

Supplemental lease cost information are as follows (in thousands):

Three Months Ended
March 31, 2019
Operating lease cost	$1,274

Supplemental balance sheet information are as follows (in thousands):

March 31, 2019
Operating Leases:
Operating lease assets	$23,948

Other current liabilities	$2,744
Long term operating lease liabilities	23,006
Total operating lease liabilities	$25,750

Supplemental cash flow information are as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$915

See Note 6 for further details of the Company’s lease commitments.

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

Balance as of March 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$25,175	$—	$—	$25,175
Commercial paper (iii)	—	77,181	—	77,181
Corporate notes (iii)	—	121,711	—	121,711
Total assets	$25,175	$198,892	$—	$224,067

Balance as of December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$15,572	$—	$—	$15,572
Commercial paper (ii)	—	119,602	—	119,602
Corporate notes (ii)	—	111,532	—	111,532
Total assets	$15,572	$231,134	$—	$246,706

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.
(iii)	Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of March 31, 2019 and December 31, 2018, the fair value of the 1.75% convertible senior notes due 2021 was $173.8 million and $160.5 million, respectively.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7).

5. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$77,179	$7	$(5)	$77,181
Corporate notes	121,677	51	(17)	121,711
Total securities	$198,856	$58	$(22)	$198,892

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$119,692	$—	$(90)	$119,602
Corporate notes	111,652	—	(120)	111,532
Total securities	$231,344	$—	$(210)	$231,134

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of March 31, 2019 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$193,895	$193,927
Amounts maturing after one year through five years	4,961	4,965
Total investment securities	$198,856	$198,892

Inventories (in thousands)

	March 31,	December 31,
	2019	2018
Raw materials	$33,989	$37,453
Finished goods	59,151	54,582
Total inventories	$93,140	$92,035

Property and Equipment, Net (in thousands)

	March 31,	December 31,
	2019	2018
Laboratory equipment	$3,058	$2,874
Computer equipment and software	9,164	8,751
Furniture and fixtures	3,928	3,903
Leasehold improvements	4,218	4,218
Construction in process	1,689	1,811
Total	22,057	21,557
Less: Accumulated depreciation and amortization	(9,841)	(8,756)
Property and equipment, net	$12,216	$12,801

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Depreciation and amortization expense	$1,085	$815

Accrued Liabilities (in thousands)

	March 31,	December 31,
	2019	2018
Accrued payroll and related expenses	$21,154	$26,792
Accrued professional fees	3,426	1,595
Accrued taxes	2,269	2,506
Accrued clinical and research expenses	1,503	1,105
Accrued interest	998	243
Accrued warranty	1,307	1,236
Inventory related liabilities	4,417	790
Accrued other	4,050	4,523
Total accrued liabilities	$39,124	$38,790

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

See Note 3 for further discussion on Lease Accounting.

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and has a limited one- to five-year warranty to most customers.  Activities related to warranty obligations were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Beginning balance	$1,236	$708
Provision for warranty	465	500
Utilization	(394)	(388)
Ending balance	$1,307	$820

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

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Royalty expense	$657	$693

Contingent Consideration

In February 2019, the Company entered into an agreement with a privately-held company to, among other things, provide financing in the form of a secured convertible note.  The Company has the obligation to provide additional funding of up to $2.0 million and, under certain circumstances as described below, $3.0 million, respectively, in the form of two separate additional secured convertible notes.  The Company expects the first obligation of up to $2.0 million to occur within twelve months of March 31, 2019.  The second obligation of up to $3.0 million takes effect only after the Company exercises its option to make a further investment in the privately-held company that is based on development targets.  The agreement additionally provides the Company with the exclusive right, but not the obligation, to acquire the privately-held company.  As of March 31, 2019, the fair value of the secured convertible note and the related components is $6.5 million, and is reported in Other Assets on the Condensed Consolidated Balance Sheet.  Each component is recorded at its estimated fair value, which is subject to remeasurement at each reporting date.  The change in fair value is recorded as a charge to Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Income.  The Company concluded that the privately-held company is a variable interest entity, however the Company is not the primary beneficiary as it does not retain power to direct the activities that most significantly impact its economic performance.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at March 31, 2019 and December 31, 2018.

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

Legal Matters

On November 28, 2016, the Company filed a lawsuit for patent infringement against Boston Scientific Corporation and Boston Scientific Neuromodulation Corporation (collectively, Boston Scientific). The lawsuit, filed in the U.S. District Court for the Northern District of California (the Court), asserts that Boston Scientific is infringing seven of the Company’s patents covering inventions relating to the Senza system and HF10 therapy. The lawsuit seeks preliminary and permanent injunctive relief against further infringement as well as damages and attorney’s fees. On July 24, 2018, the Court issued an order on claim construction and summary judgment.  In the order, the Court ruled that six asserted method claims in three of the Company’s asserted patents were patent eligible and not invalid as indefinite.  Specifically, the claims upheld in the ruling were claims 11, 21 and 23 of U.S. Patent No. 8,359,102; claim 18 of U.S. Patent No. 8,792,988; and claims 1 and 5 of U.S. Patent No. 8,768,472.  Collectively, these six claims cover methods for delivering SCS therapy at frequencies between 1.5 kHz and 100 kHz.

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

On December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging the Company’s manufacture, use and sale of the Senza system infringes ten of Boston Scientific’s patents covering spinal cord stimulation technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. During this litigation, Boston Scientific unilaterally dismissed their assertions with regard to two of the ten patents.  In relation to this lawsuit, the Company filed petitions for inter partes review at the U.S. Patent and Trademark Office (USPTO) against all the eight remaining patents asserted by Boston Scientific.  As a result of those petitions, in February 2019, all of the asserted claims of Boston Scientific’s U.S. Patent Nos. 6,895,280 and 7,587,241 were found invalid by the Patent Trial and Appeal Board (PTAB) at the USPTO.  This patent infringement lawsuit has been stayed pending completion of the inter partes proceedings since June 2018. As of this time, the Company is unable to determine an outcome or potential range of loss.

On April 27, 2018, Boston Scientific filed a second patent lawsuit alleging patent infringement, theft of trade secrets and tortious interference with contract. The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. As of this time, the Company is unable to determine an outcome or potential range of loss.

On August 23, 2018, the Oklahoma Police Pension and Retirement System filed a putative securities class action complaint against the Company and certain individual officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act.  The lawsuit, filed in the U.S. District Court for the Northern District of California, seeks unspecified damages and attorneys’ fees based on alleged misleading statements or omissions by the Company and the individual officers regarding the Company’s rights in technology underlying the Senza SCS systems and the termination of the Company’s former Vice President of Worldwide Sales. On November 3, 2018, a related shareholder derivative lawsuit was filed in the United States District Court for the Northern District of California seeking unspecified damages, injunctive relief and attorneys’ fees based on alleged violations of Section 14(a) of the Securities and Exchange Act of 1934, breach of fiduciary duties, unjust enrichment and waste of corporate assets.

On February 14 2019, the Company filed a lawsuit for patent infringement against Stimwave Technologies, Inc. (Stimwave) asserting that Stimwave is infringing the Company’s patents covering inventions related to its HF10 therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks preliminary and permanent injunctive relief against further infringement as well as damages and attorney fees.  On April 17, 2019, the Company filed a motion for preliminary injunction.  A hearing on the Company’s motion will be held on June 27, 2019.

As of March 31, 2019, the Company did not record a liability, as an outcome or potential loss range cannot be reasonably determined.

The Company is and may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of its business, including several pending European patent oppositions at the European Patent Office (EPO) initiated by the Company’s competitors Medtronic and Boston Scientific, an entitlement action filed by Boston Scientific in Germany, and product liability and professional liability matters, which the Company does not deem to be material to its business and consolidated financial statements at this stage.

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

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  During the three months ended March 31, 2019 the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended June 30, 2019 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of March 31, 2019, the if-converted value of the 2021 Notes did not exceed the principal value of those notes.

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

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	March 31,	December 31,
	2019	2018
Principal	$172,500	$172,500
Unamortized discount	(15,629)	(17,305)
Unamortized issuance cost	(2,546)	(2,801)
Net carrying amount	$154,325	$152,394

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	March 31,	December 31,
	2019	2018
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Contractual interest expense	$755	$755
Amortization of debt discount	1,676	1,575
Amortization of debt issuance costs	255	226
Total interest expense related to the 2021 Notes	$2,686	$2,556

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

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2019	2018
Net loss, basic and diluted	$(44,076)	$(17,713)
Weighted average shares used to compute basic and diluted net loss per share	30,363,623	29,836,277
Net loss per share, basic and diluted	$(1.45)	$(0.59)

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. Since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $96.37 per share for the 2021 Notes, which has not occurred as of March 31, 2019. In connection with the issuance of the 2021 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2021 Notes. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	March 31,
	2019	2018
Unreleased restricted stock	1,156,527	697,143
Options to purchase common stock	2,291,051	2,421,760
Convertible senior notes	1,790,033	1,790,033
Warrants related to the issuance of convertible senior notes	1,790,033	1,790,033
Total	7,027,644	6,698,969

9. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  The Company recorded an expense for matching contributions of and $1.9 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

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

No shares of common stock issued under the ESPP for the three months ended March 31, 2019 and 2018, respectively.  Shares available for future purchase under the ESPP were 1,326,605 at March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report) and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 21, 2019.

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

	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019
Revenue from:	(in millions)
U.S. sales	$53.1	$63.0	$66.3	$81.1	$70.6	$79.9	$79.6	$91.6	$65.8
International sales	15.3	15.0	16.0	16.9	17.0	16.2	16.0	16.3	16.3
Total sales revenue	$68.4	$78.0	$82.3	$98.0	$87.6	$96.1	$95.6	$107.9	$82.1

	2015	2016	2017	2018
	(in millions)
Total revenue	$69.6	$228.5	$326.7	$387.3

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of March 31, 2019 was $350.2 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

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

Inventory Buildup and Supply Chain Management

Our Senza product consists of a substantial number of individual components and, in order to market and sell Senza effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have substantially increased our levels of inventory. As a result, a significant amount of our cash used in operations has been associated with the increases in our inventory, as demand for Senza in the United States has historically developed. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the year ended December 31, 2018, wherein we recorded a write down of inventory of $1.4 million.  Further, the manufacturing process for Senza requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges, as was the case for the three months ended March 31, 2019, wherein we recorded an excess raw materials charge of $3.6 million.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to expand into new indications and chronic pain conditions for Senza, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced controlled commercial launches of Surpass, our surgical lead product in early 2017 and the next generation Senza II SCS System in late 2017.  We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and a next generation IPG. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate HF10 efficacy, safety and cost effectiveness through clinical data are all critical to increasing the adoption of HF10 therapy.

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

We Do Not Expect to Continue to Experience Our Historical Worldwide Revenue Growth Rates

Our worldwide revenue has increased from $18.2 million for the year ended December 31, 2012 to $387.3 million for the year ended December 31, 2018.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  Over the past two years, our revenue growth in international markets has slowed significantly.  In addition, our revenue growth in the U.S. has also slowed in the current year.  Although we had experienced significant growth in sales in the U.S., we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. Other than the adoption of ASC 842, Leases, there have been no other significant or material changes in our critical accounting policies during the three months ended March 31, 2019.

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

U.S. revenue is generally recognized after our sales representatives deliver our product at the point of implantation and upon the completion and authorization of the implant procedure.  In response to competitive practices and pressures, we have offered some volume price discounting for larger orders, where products are ordered in advance of an implantation and revenue is recognized when the transfer of control occurs at the time of shipment.

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

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality.  For example, the industry generally experiences lower revenues in the first and third quarters of the year and higher revenues in the fourth quarter.  Our revenue has been impacted by these industry trends. Further, the impact of the buying patterns and implant volumes of hospitals and medical facilities, and third-party distributors may vary, and as a result could have an effect on our revenue from quarter to quarter

Cost of Revenue

We utilize contract manufacturers for the production of Senza. Cost of revenue consists primarily of acquisition costs of the components of Senza, manufacturing overhead, royalty payments, scrap and inventory excess and obsolescence charges, as well as distribution-related expenses, such as logistics and shipping costs, net of costs charged to customers.

We calculate gross margin as revenue less cost of revenue divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, but primarily by our average sales price and the costs to have our products manufactured. While costs are primarily incurred in U.S. dollars, international revenue may be impacted by the appreciation or depreciation of the U.S. dollar, which may impact our overall gross margin. Our gross margin is also affected by our ability to reduce manufacturing costs as a percentage of revenue.

Operating Expenses

Our operating expenses consist of R&D expense, and sales, general and administrative (SG&A) expense. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, bonus incentives, benefits, stock-based compensation and sales commissions.

Research and Development. R&D costs are expensed as incurred. R&D expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation expenses for our R&D employees. R&D expense also includes costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors and consultants, equipment and software to support our development, facilities and information technology. We expect R&D expense to increase in absolute dollars as we continue to develop product enhancements to Senza and develop our HF10 therapy to treat other chronic pain indications, including conducting additional clinical studies for other indications such as painful neuropathies and non-surgical refractory back pain. Our R&D expenses may fluctuate from period to period due to the timing and extent of our R&D and clinical trial expenses.

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

In the last three years, we significantly increased the size of our sales presence worldwide and have increased marketing spending in order to generate additional sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States. We expect SG&A expenses to approximately remain at current levels as we engage in activities that leverage our existing sales and marketing personnel to support the commercialization of Senza in the United States.

During 2017, 2018 and through the first quarter of 2019, we had a significant increase in SG&A headcount and experienced a significant increase in legal expenses associated with our intellectual property litigation with Boston Scientific. We anticipate significant continued expenses associated with these legal activities. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

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

Provision for Income Taxes

The provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business as well as states where we have determined we have state nexus. We maintain a full valuation allowance for all of our U.S. deferred tax assets including net operating loss (NOL) carryforwards and federal and state tax credits.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2019	2018	Change
(in thousands)
Revenue	$82,148	$87,635	$(5,487)
Cost of revenue	28,939	25,634	3,305
Gross profit	$53,209	$62,001	$(8,792)
Gross margin	65%	71%	(6)%

Revenue. Revenue decreased to $82.1 million in the three months ended March 31, 2019 from $87.6 million in the three months ended March 31, 2018, a decrease of $5.5 million, or 6%. The revenue decrease was primarily due to a period over period decrease of Senza system sales in the United States, which was $65.8 million in the three months ended March 31, 2019, compared to $70.6 million in the three months ended March 31, 2018.  In the first quarter of 2019, we decided to moderate the number of volume orders with volume-priced discounts, which impacted our revenue in the first quarter of 2019.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $28.9 million in the three months ended March 31, 2019 from $25.6 million in the three months ended March 31, 2018, an increase of $3.3 million, or 13%.  This was primarily due to increases in the write-down of inventory, mostly associated with an excess raw material charge of $3.6 million for a particular model of inventory that was in excess of our forecasted demand.  Gross profit decreased to $53.2 million in the three months ended March 31, 2019 from $62.0 million in the three months ended March 31, 2018, a decrease of $8.8 million, or 14%. Gross profit as a percentage of revenue, or gross margin, decreased to 65% for the three months ended March 31, 2019, compared to 71% for the three months ended March 31, 2018. The write-down of inventory in the three months ended March 31, 2019 contributed to an approximate 5% decrease in gross margin for the period.

Operating Expenses

	Three Months Ended March 31,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$14,135	17%	$11,085	13%	$3,050
Sales, general and administrative	81,328	99%	66,618	76%	14,710
Total operating expenses	$95,463	116%	$77,703	89%	$17,760

Research and Development Expense. R&D expense increased to $14.1 million in the three months ended March 31, 2019 from $11.1 million in the three months ended March 31, 2018, an increase of $3.1 million, or 28%.  The increase in R&D expense was primarily due to an increase in clinical and development expenses of $2.0 million and personnel expenses of $0.9 million.

Sales, General and Administrative Expense. SG&A expense increased to $81.3 million in the three months ended March 31, 2019 from $66.6 million in the three months ended March 31, 2018, an increase of $14.7 million, or 22%.  This increase was primarily due to an increase in personnel costs of $14.3 million in connection with an increase in headcount to support our continued U.S. commercial operations and one-time personnel costs related to the separation with our former Chief Executive Officer, increased travel, training and additional hardware expense of $2.3 million and increased bad debt expense of $0.6 million, offset by a decrease in legal and professional services costs of $3.5 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended March 31,
	2019	2018	Change
(in thousands)
Interest income	$1,549	$1,013	$536
Interest expense	(2,688)	(2,558)	(130)
Other income (expense), net	(343)	(123)	(220)
Provision for income taxes	340	343	(3)

Interest Income. Interest income increased to $1.5 million in the three months ended March 31, 2019 from $1.0 million in the three months ended March 31, 2018, primarily as a result of the changes in average investment return rates.

Interest Expense. Interest expense increased to $2.7 million in the three months ended March 31, 2019 from $2.6 million in the three months ended March 31, 2018, and primarily represents the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in June 2016.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a loss of $0.3 million and $0.1 million in the three months ended March 31, 2019 and 2018, respectively.

Provision for Income Taxes. Income tax expense was $0.3 million for each of the three months ended March 31, 2019 and 2018, respectively. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. At March 31, 2019, we had cash, cash equivalents and short-term investments of $239.6 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

We expect to incur continued expenditures in the future in support of our commercial infrastructure and sales force. In addition, we intend to continue to make investments in the development of Senza and HF10 therapy for the treatment of other chronic pain conditions, including ongoing R&D programs and conducting clinical trials. Further, we expect to expend significant cash resources pursuing and defending our ongoing intellectual property lawsuits with Stimwave and Boston Scientific. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2019	2018
(in thousands)
Net cash provided by (used in)
Operating activities	$(21,707)	$(6,238)
Investing activities	9,341	(10,817)
Financing activities	1,774	1,726
Effect of exchange rate on cash flows	30	134
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,562)	$(15,195)

Cash Used in Operating Activities. Net cash used in operating activities was $21.7 million in the three months ended March 31, 2019, compared to $6.2 million in the three months ended March 31, 2018. In the three months ended March 31, 2019, net cash used in operations was primarily a result of the net losses recorded during the period of $44.1 million, as well as decreases in our accounts payable and accrued liabilities of $3.4 million and increases in prepaids and other current assets of $1.6 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $10.4 million, total write-down of inventory of $3.8 million which included an excess raw materials charge of $3.6 million, non-cash interest expense of $1.9 million and decreases in accounts receivable of $11.2 million. In the three months ended March 31, 2018, net cash used in operations was primarily a result of the net losses recorded during the period of $17.7 million, as well as decreases in our accounts payable and accrued liabilities of $4.4 million and increases in prepaids and other current assets of $1.8 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $8.2 million, increases in accounts receivable of $6.6 million and non-cash interest expense of $1.8 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds from maturity of investments of $15.4 million in the three months ended March 31, 2019, compared to net purchases of investments of $5.8 million in the three months ended March 31, 2018. We also purchased secured convertible notes of $5.5 million in the three months ended March 31, 2019.  We additionally purchased $0.6 million and $5.0 million of property and equipment in the three months ended March 31, 2019 and 2018, respectively.

Cash Provided by Financing Activities. Cash provided by financing activities consisted primarily of cash received from the issuance of common stock to employees from the exercise of options to purchase shares of common stock, which were $1.9 million for each of the three months ended March 31, 2019 and 2018, respectively.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of March 31, 2019, we had minimum annual purchase commitments of $3.8 million due in the remainder of 2019 and $6.0 million due in 2020.

We have also entered into a service agreement for which we are committed to pay $0.6 million over the remaining term of the service agreement, as well as a license agreement for which we are committed to pay $0.4 million over the remaining term of license agreement.

As of March 31, 2019, our contractual obligations related to the 2021 Notes are payments of $3.0 million due each year in 2019 and 2020, as well as payments in interest and principal totaling $174.0 million due in 2021.

Off-Balance Sheet Arrangements

Through March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2019, we had cash and cash equivalents of $40.7 million, consisting of cash and money market funds, and short-term investments of $198.9 million, consisting of commercial paper and corporate notes. We maintained investments in money market funds that were not federally insured in the three months ended March 31, 2019 and additionally held cash in foreign banks of approximately $7.3 million at March 31, 2019 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction losses of $0.3 million in the three months ended March 31, 2019 and $0.1 million in the three months ended March 31, 2018. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the three months ended March 31, 2019 would have affected the Company’s net loss by approximately 2%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On November 28, 2016, we filed a lawsuit for patent infringement against Boston Scientific Corporation and Boston Scientific Neuromodulation Corporation (collectively, “Boston Scientific”). The lawsuit, filed in the U.S. District Court for the Northern District of California (the “Court”), asserts that Boston Scientific is infringing our patents covering inventions relating to our Senza system and HF10 therapy. The lawsuit seeks preliminary and permanent injunctive relief against further infringement as well as damages and attorney’s fees. On July 24, 2018, the Court issued an order on claim construction and summary judgment.  In the order, the Court ruled that six asserted method claims in three of the Company’s asserted patents were patent eligible and not invalid as indefinite.  Specifically, the claims upheld in the ruling were claims 11, 21 and 23 of U.S. Patent No. 8,359,102; claim 18 of U.S. Patent No. 8,792,988; and claims 1 and 5 of U.S. Patent No. 8,768,472.  Collectively, these six claims cover methods for delivering SCS therapy at frequencies between 1.5 kHz and 100 kHz.

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

On December 9, 2016, Boston Scientific filed a first lawsuit alleging our manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering SCS technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. This patent infringement lawsuit has been stayed since June 2018, pending completion of inter partes proceedings at the USPTO.

On April 27, 2018, Boston Scientific filed a second lawsuit alleging patent infringement, theft of trade secrets, and tortious interference with contract. The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement.

On August 23, 2018, the Oklahoma Police Pension and Retirement System filed a putative securities class action complaint against us and certain individual officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act.  The lawsuit, filed in the U.S. District Court for the Northern District of California, seeks unspecified damages and attorneys’ fees based on alleged misleading statements or omissions by us and the individual officers regarding our rights in technology underlying the Senza SCS systems and the termination of our former Vice President of Worldwide Sales. On November 3, 2018, a related shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California seeking unspecified damages, injunctive relief and attorneys’ fees based on alleged violations of Section 14(a) of the Securities and Exchange Act of 1934, breach of fiduciary duties, unjust enrichment and waste of corporate assets.

On February 14, 2019, we filed a lawsuit for patent infringement against Stimwave asserting that Stimwave is infringing our patents covering inventions related to our HF10 therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks preliminary and permanent injunctive relief against further infringement as well as damages and attorney fees.  On April 17, 2019, we filed a motion for preliminary injunction.  A hearing on our motion will be held on June 27, 2019.

We are and may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of our business, including several pending European patent oppositions at the European Patent Office initiated by our competitors Medtronic and Boston Scientific, an entitlement action filed by Boston Scientific in Germany, and product liability and professional liability matters, which we do not deem to be material to our business and consolidated financial statements at this stage.

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. In May 2015, the FDA approved our PMA to market Senza in the United States and we commenced commercial sales in the United States in mid-2015. We expect to continue to incur losses as we build our U.S. commercial sales force and continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $44.1 million in the three months ended March 31, 2019 and net losses of $49.2 million and $36.7 million for the years ended December 31, 2018 and 2017, respectively. As of March 31, 2019, our accumulated deficit was $350.2 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Our patent infringement lawsuits with Boston Scientific Corporation have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

•

Monitoring unauthorized uses of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services.  For example, in November 2016, we filed a complaint against Boston Scientific Corporation in order to enforce certain of our patents, the ruling of which is currently under appeal, and in February 2019, we filed a lawsuit for patent infringement and false advertisement against Stimwave.  We may in the future seek to enforce our patents or other proprietary rights against other potential infringements. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product features, which could reduce demand for our products. In addition, we may need to defend our patents from third-party challenges, including interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions, oppositions, nullity actions, or other patent proceedings. We may also need to initiate infringement claims or litigation. Adverse proceedings such as litigation or challenges to the validity of our patents can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement or other adverse proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation or proceeding could place one or more of our patents at risk of being invalidated, interpreted narrowly or found unenforceable. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us, if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval, including Senza, will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify as we grow our presence in the U.S. market. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years.  Further, since the launch of our product, these major competitors have all launched new SCS systems: Medtronic launched the Intellis system, Boston Scientific launched the Spectra WaveWriter system and Abbott Laboratories launched the Proclaim system.  Additionally, we believe that Boston Scientific is in the later stages of a randomized clinical trial of high-frequency SCS therapy and they have presented the results of a sub-threshold therapy through their Whisper study.  In addition to these major competitors, we also face competition from smaller companies such as Nuvectra and Stimwave, and may face competition from Saluda, Nalu Medical and Neuspera Medical in the future. These smaller companies are becoming more active in the SCS market.  For instance, in the first quarter of 2019, Stimwave received FDA clearance for 10kHz stimulation, expanding their previous clearance for low frequency therapy.  Additionally, Nalu Medical received FDA clearance in March 2019 for their SCS system, and we expect them to launch their product later this year.  Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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

Recently enacted legislation has significantly changed U.S. federal income tax laws, the consequences of which could have a material impact on the value of our deferred tax assets and could increase our future U.S. income tax expense.  The legislation could be subject to potential amendments and technical corrections, and will be subject to further interpretation and implementing of regulations by the Treasury and Internal Revenue Service (IRS), any of which could mitigate or increase certain adverse effects of the legislation. In addition, it remains unclear how some of these U.S. federal income tax changes will affect state and local taxation.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property.  For more information regarding our ongoing litigation with Boston Scientific, as well as our lawsuit for patent infringement and false advertisement against Stimwave, see the section titled “Legal Proceedings” included under Part II, Item 1 of this Quarterly Report. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock and the value of the 1.75% convertible senior notes due 2021 (the 2021 Notes). Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payor acceptance of Senza and our HF10 therapy;
•	our success in initiating patient trials for HF10 therapy and converting those trials into permanent implants;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolescence or conformity with our product requirements;
•	buying patterns of our customers;
•	the timing, expense and results of our commercialization efforts in the United States and elsewhere, R&D activities, clinical trials and regulatory approvals;
•	the introduction of new products and technologies by our competitors;
•	the productivity of our sales representatives;
•	difficulties in collecting receivables related to our sales in the United States;
•	fluctuations in the expenses related to pursuing and defending our lawsuits with Boston Scientific;
•	fluctuations in expenses as a result of expanding our commercial operations and operating as a public company;

•	supplier, manufacturing or quality problems with our products;
•	changes in our pricing policies or strategies or in the pricing policies or strategies of our competitors; and
•	changes in coverage amounts or government and third-party payors’ reimbursement policies.

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

As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Our products consist of a substantial number of individual components. In order to market and sell Senza effectively, we often must maintain high levels of inventory. In particular, as we continue our commercial launch of Senza in the United States, we intend to maintain our high levels of inventory in order to meet our estimated demand and, as a result, incur significant expenditures associated with such levels of inventory. The manufacturing process requires lengthy lead times, during which components of our products may become obsolete, and we may over- or underestimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolescence comparatively, and we would be required to record an impairment charge, as we did in the first quarter of 2019. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire and its value would become impaired. In addition, we have also experienced inventory write-downs as a result of inventory that did not meet our product requirements. If our estimates of required inventory are too high, we may be exposed to further inventory obsolescence risk. In the event that a substantial portion of our inventory becomes obsolete or expires, or in the event we experience a supply chain imbalance as described above, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

The seasonality of our business creates variance in our quarterly revenue, which makes it difficult to compare or forecast our financial results.

Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, due to the seasonality of buying patterns and implant volumes of distributors, hospitals and clinics, the industry generally experiences lower revenues in the first and third quarters of the year and higher revenues in the fourth quarter. We are now experiencing these industry trends to a greater degree than in our initial U.S. commercial launch phase. These seasonal variations are difficult to predict accurately, may vary amongst different markets, and at times may be entirely unpredictable, which introduce additional risk into our business as we rely upon forecasts of customer demand to build inventory in advance of anticipated sales.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes could decline. As of March 31, 2019, we had outstanding a total of approximately 30.4 million shares of common stock and approximately 7.5 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes could decline.

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

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

10.1	Employment Agreement by and between D. Keith Grossman and the Company, effective as of March 19, 2019.				X

10.2	Separation Agreement, dated March 18, 2019, by and between Rami Elghandour and the Company.				X

10.3	Settlement Agreement, dated March 19, 2019, by and among Broadfin Capital, LLC and certain of its affiliates named therein and the Company.	8-K	3/20/2019	10.1

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan.
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

NEVRO CORP.
(Registrant)

Date: May 9, 2019	/s/ D. KEITH GROSSMAN
D. Keith Grossman
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	/s/ ANDREW H. GALLIGAN
Andrew H. Galligan
Chief Financial Officer (Principal Financial and Accounting Officer)