Form 10-Q
period 2019-06-30
NEVRO CORP
filed 2019-08-08
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 31, 2019, there were 30,885,302 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$62,812	$51,266
Short-term investments	171,119	213,281
Accounts receivable, net of allowance for doubtful accounts of $1,203 and $824 at June 30, 2019 and December 31, 2018, respectively	67,052	80,656
Inventories	92,353	92,035
Prepaid expenses and other current assets	7,348	6,621
Total current assets	400,684	443,859
Property and equipment, net	11,983	12,801
Operating lease assets	23,153	—
Other assets	11,567	5,850
Restricted cash	606	606
Total assets	$447,993	$463,116
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$23,150	$23,505
Accrued liabilities	39,851	38,790
Other current liabilities	3,222	119
Total current liabilities	66,223	62,414
Long-term debt	156,279	152,394
Long-term operating lease liabilities	22,187	—
Other long-term liabilities	1,762	2,825
Total liabilities	246,451	217,633
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; zero shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at June 30, 2019 and December 31, 2018; 30,870,626 and 30,263,536 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	31	30
Additional paid-in capital	580,428	552,612
Accumulated other comprehensive loss	(738)	(1,077)
Accumulated deficit	(378,179)	(306,082)
Total stockholders’ equity	201,542	245,483
Total liabilities and stockholders’ equity	$447,993	$463,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$93,571	$96,080	$175,719	$183,715
Cost of revenue	29,628	28,159	58,567	53,793
Gross profit	63,943	67,921	117,152	129,922
Operating expenses
Research and development	14,930	11,416	29,065	22,501
Sales, general and administrative	75,573	64,706	156,901	131,324
Total operating expenses	90,503	76,122	185,966	153,825
Loss from operations	(26,560)	(8,201)	(68,814)	(23,903)
Interest income	1,489	1,135	3,038	2,148
Interest expense	(2,710)	(2,579)	(5,398)	(5,137)
Other income (expense), net	118	(592)	(225)	(715)
Loss before income taxes	(27,663)	(10,237)	(71,399)	(27,607)
Provision for income taxes	358	383	698	726
Net loss	(28,021)	(10,620)	(72,097)	(28,333)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(377)	(318)	(101)	259
Changes in unrealized gains on short-term investments, net	195	273	440	(78)
Net change in other comprehensive loss	(182)	(45)	339	181
Comprehensive loss	$(28,203)	$(10,665)	$(71,758)	$(28,152)
Net loss per share, basic and diluted	$(0.91)	$(0.35)	$(2.36)	$(0.95)
Weighted average number of common shares used to compute basic and diluted net loss per share	30,677,567	30,028,985	30,521,463	29,933,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the six months ended June 30, 2019

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2018	30,263,536	$30	$552,612	$(306,082)	$(1,077)	$245,483
Exercise of common stock options	105,462	—	1,928	—	—	1,928
Issuance of common stock upon release of restricted stock units	83,008	—	—	—	—	—
Shares withheld for tax obligations	(4,237)	—	(154)	—	—	(154)
Stock based compensation	—	—	10,397	—	—	10,397
Net loss	—	—	—	(44,076)	—	(44,076)
Other comprehensive loss	—	—	—	—	521	521
Balances at March 31, 2019	30,447,769	30	564,783	(350,158)	(556)	214,099
Exercise of common stock options	214,647	1	2,232	—	—	2,233
Issuance of common stock upon release of restricted stock units	95,347	—	—	—	—	—
Shares withheld for tax obligations	(6,530)	—	(406)	—	—	(406)
Issuance of common stock under employee stock purchase plan	119,393	—	4,095	—	—	4,095
Stock based compensation	—	—	9,724	—	—	9,724
Net loss	—	—	—	(28,021)	—	(28,021)
Other comprehensive loss	—	—	—	—	(182)	(182)
Balances at June 30, 2019	30,870,626	$31	$580,428	$(378,179)	$(738)	$201,542

For the six months ended June 30, 2018

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2017	29,737,561	$30	$508,228	$(257,844)	$(1,242)	$249,172
Adoption of accounting standard	—	—	—	967	—	967
Exercise of common stock options	135,874	—	1,941	—	—	1,941
Issuance of common stock upon release of restricted stock units	73,352	—	—	—	—	—
Shares withheld for tax obligations	(3,019)	—	(215)	—	—	(215)
Stock based compensation	—	—	8,244	—	—	8,244
Net loss	—	—	—	(17,713)	—	(17,713)
Other comprehensive loss	—	—	—	—	226	226
Balances at March 31, 2018	29,943,768	$30	$518,198	$(274,590)	$(1,016)	$242,622
Exercise of common stock options	63,351	—	1,465	—	—	1,465
Issuance of common stock upon release of restricted stock units	42,938	—	—	—	—	—
Shares withheld for tax obligations	(9,250)	—	(727)	—	—	(727)
Issuance of common stock under employee stock purchase plan	53,824	—	3,580	—	—	3,580
Stock based compensation	—	—	9,314	—	—	9,314
Net loss	—	—	—	(10,620)	—	(10,620)
Other comprehensive loss	—	—	—	—	(45)	(45)
Balances at June 30, 2018	30,094,631	$30	$531,830	$(285,210)	$(1,061)	$245,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(72,097)	$(28,333)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,194	1,767
Amortization of operating lease assets	1,618	—
Stock-based compensation expense	20,123	17,564
Accretion of discount on short-term investments	(1,359)	(242)
Provision for doubtful accounts	380	(325)
Write-down of inventory	1,396	346
Non-cash interest expense	3,887	3,628
Unrealized (gains) losses on foreign currency transactions	(465)	891
Changes in operating assets and liabilities
Accounts receivable	13,201	2,609
Inventories	(458)	2,682
Prepaid expenses and other current assets	(735)	(876)
Other assets	(209)	(580)
Accounts payable	(329)	4,837
Accrued liabilities	733	(9,341)
Other long-term liabilities	(1,257)	261
Net cash used in operating activities	(33,377)	(5,112)
Cash flows from investing activities
Purchases of short-term investments	(136,963)	(100,887)
Proceeds from maturity of short-term investments	181,063	104,500
Investment in private company	(5,500)	—
Purchases of property and equipment	(1,378)	(6,457)
Net cash provided by (used in) investing activities	37,222	(2,844)
Cash flows from financing activities
Minimum tax withholding paid on behalf of employees for net share settlement	(560)	(942)
Proceeds from issuance of common stock to employees	8,255	6,986
Net cash provided by financing activities	7,695	6,044
Effect of exchange rate changes on cash and cash equivalents	6	(95)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,546	(2,007)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	51,872	43,651
Cash, cash equivalents and restricted cash at end of period	$63,418	$41,644
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$243	$695

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

Since inception, the Company has cumulatively incurred net losses and negative cash flows from operations. During the year ended December 31, 2018, the Company incurred a net loss of $49.2 million and used $5.7 million of cash in operations. For the six months ended June 30, 2019, the Company incurred a net loss of $72.1 million and used $33.4 million of cash in operations. At June 30, 2019 and December 31, 2018, the Company had an accumulated deficit of $378.2 million and $306.1 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due 2021.  The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of June 30, 2019 and for the six months ended June 30, 2019 and 2018, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 21, 2019. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2019, and the results of its operations and cash flows for the six months ended June 30, 2019 and 2018. All such adjustments are of a normal and recurring nature. The interim financial data as of June 30, 2019 is not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any future period.

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

Revenue by geography is based on the billing address of the customer. The United States was the only country with revenue accounting for more than 10% of the total revenue in any of the periods presented, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States	83%	83%	82%	82%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net unrealized foreign currency gain (loss)	$483	$(413)	$501	$(886)
Net realized foreign currency gain (loss)	(316)	(128)	(626)	292

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States and is in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended June 30, 2019 and December 31, 2018.  The Company also held cash in foreign banks of approximately $8.1 million at June 30, 2019 and $4.1 million at December 31, 2018 that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

During the three and six months ended June 30, 2019 and 2018, no single customer accounted for 10% or more of the Company’s revenue. As of June 30, 2019 and December 31, 2018, no single customer accounted for 10% or more of the accounts receivable balance.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $16.7 million and $15.6 million as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of June 30, 2019 and December 31, 2018 consists of a letter of credit of $0.6 million representing collateral for the Company’s Redwood City, California building lease pursuant to an agreement dated March 5, 2015.

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

The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory that is in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the writedown for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach that has been used to value inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. In addition, the Company determines at times that there may be certain inventory that does not meet its product requirements. As a result of these evaluations, the Company recognized total writedowns of $0.3 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, and $4.1 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.  The total writedown for the six months ended June 30, 2019 included $3.6 million related to an excess raw material charge.  The Company’s estimation of the future demand for any given particular component of the Senza product may vary and may result in changes in estimates of inventory values in any particular period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through June 30, 2019.

Income Taxes

During the three and six months ended June 30, 2019 and 2018, the Company calculated its interim tax provision to record taxes incurred on a discrete basis due to the variability of taxable income in the jurisdictions in which it operates. The provision for income taxes for the three and six months ended June 30, 2019 and 2018 is primarily comprised of foreign and state taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdiction.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. A nominal amount of interest and penalties have been recognized for the three and six months ended June 30, 2019.  No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss for the three and six months ended June 30, 2018.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held. The FASB has also issued several updates to ASU No. 2016-13.  These ASU’s are effective for public entities for annual periods beginning after December 15, 2019, with early adoption permitted. The Company has not determined the potential effects of the guidance on its consolidated financial statements.

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

The Company has operating leases for office space, warehouse, research and development facilities and equipment. Leases with terms of 12 months or less are not recorded on the balance sheet, as the related lease expenses are recognized on a straight-line basis over the lease term.  The Company accounts for lease components (such as fixed payments) separately from nonlease components (such as common area expenses).  As of June 30, 2019, the Company has leases with remaining terms of less than 1 year to 8 years, some of which may include options to extend the lease term for up to 5 years.

The weighted average lease terms and discounts rates are as follows:

June 30, 2019
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	5.80 years
Weighted-average discount rate	7.0%

As of June 30, 2019, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2019, remaining months	$2,224
2020	4,924
2021	5,073
2022	5,258
2023	5,522
Thereafter	8,086
Total lease payments	31,087
Less: Interest	(5,778)
Present value of lease liabilities	$25,309

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$1,239	$2,514

Supplemental balance sheet information are as follows (in thousands):

June 30, 2019
Operating Leases:
Operating lease assets	$23,153

Other current liabilities	$3,122
Long term operating lease liabilities	22,187
Total operating lease liabilities	$25,309

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$884	$1,780

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

Balance as of June 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$16,719	$—	$—	$16,719
Agency bonds (iii)	—	2,000	—	2,000
Commercial paper (ii)	—	75,780	—	75,780
Corporate notes (iii)	—	123,037	—	123,037
Total assets	$16,719	$200,817	$—	$217,536

Balance as of December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$15,572	$—	$—	$15,572
Commercial paper (ii)	—	119,602	—	119,602
Corporate notes (ii)	—	111,532	—	111,532
Total assets	$15,572	$231,134	$—	$246,706

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.
(iii)	Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of June 30, 2019 and December 31, 2018, the fair value of the 1.75% convertible senior notes due 2021 was $179.1 million and $160.5 million, respectively.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7).

5. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$2,000	$—	$—	$2,000
Commercial paper (i)	75,696	84	—	75,780
Corporate notes	122,747	290	—	123,037
Total securities	$200,443	$374	$—	$200,817

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper (ii)	$119,692	$—	$(90)	$119,602
Corporate notes (ii)	111,652	—	(120)	111,532
Total securities	$231,344	$—	$(210)	$231,134

(i)	Includes $29.7 million of commercial paper that is classified as cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Includes $15.8 million of commercial paper and $2.0 million of corporate notes that are classified as cash and cash equivalents on the condensed consolidated balance sheets.

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of June 30, 2019 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$200,443	$200,817
Amounts maturing after one year through five years	—	—
Total investment securities	$200,443	$200,817

Inventories (in thousands)

	June 30,	December 31,
	2019	2018
Raw materials	$30,450	$37,453
Finished goods	61,903	54,582
Total inventories	$92,353	$92,035

Property and Equipment, Net (in thousands)

	June 30,	December 31,
	2019	2018
Laboratory equipment	$3,059	$2,874
Computer equipment and software	9,256	8,751
Furniture and fixtures	3,978	3,903
Leasehold improvements	4,218	4,218
Construction in process	2,422	1,811
Total	22,933	21,557
Less: Accumulated depreciation and amortization	(10,950)	(8,756)
Property and equipment, net	$11,983	$12,801

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Depreciation and amortization expense	$1,109	$952	$2,194	$1,767

Accrued Liabilities (in thousands)

	June 30,	December 31,
	2019	2018
Accrued payroll and related expenses	$24,122	$26,792
Accrued professional fees	3,116	1,595
Accrued taxes	1,885	2,506
Accrued clinical and research expenses	2,286	1,105
Accrued interest	243	243
Accrued warranty	1,291	1,236
Inventory related liabilities	1,682	790
Accrued other	5,226	4,523
Total accrued liabilities	$39,851	$38,790

6. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning on June 30, 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually during the final year of the lease term. In December 2016, the Company entered into a first amendment to the lease for an additional approximately 50,000 square feet of office space adjacent to the premises under the original lease (the Expansion Premises), with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commenced on June 1, 2018, and it will expire on May 31, 2025. The first amendment also extends the lease term for the original premises to terminate on the same date as the Expansion Premises, which is May 31, 2025.  In April 2017, the Company entered into a second amendment to the lease for a temporary space for a period beginning in May 2017 and which ended on June 1, 2018, the Commencement Date of the Expansion Premises.

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

See Note 3 for further discussion on Lease Accounting.

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and has a limited one- to five-year warranty to most customers.  Activities related to warranty obligations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning balance	$1,307	$820	$1,236	$708
Provision for warranty	471	584	936	1,084
Utilization	(487)	(461)	(881)	(849)
Ending balance	$1,291	$943	$1,291	$943

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

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Royalty expense	$773	$792	$1,430	$1,485

Contingent Consideration

In February 2019, the Company entered into an agreement with a privately-held company to, among other things, provide financing in the form of a secured convertible note.  The Company has the obligation to provide additional funding of up to $2.0 million and, under certain circumstances as described below, $3.0 million, respectively, in the form of two separate additional secured convertible notes.  The Company expects the first obligation of up to $2.0 million to occur within twelve months of June 30, 2019.  The second obligation of up to $3.0 million takes effect only after the Company exercises its option to make a further investment in the privately-held company that is based on development targets.  The agreement additionally provides the Company with the exclusive right, but not the obligation, to acquire the privately-held company.  As of June 30, 2019, the value of the secured convertible note, measured at amortized cost, is $5.5 million, while the value of certain rights in relation to the agreement, measured at cost and monitored for impairment on an ongoing basis, is $1.0 million.  These amounts are reported in Other Assets on the Condensed Consolidated Balance Sheet.  The accretion of amortized cost is recorded in Interest Income, while any changes in value from impairment assessment are recorded in Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Income.  The Company concluded that the privately-held company is a variable interest entity, however the Company is not the primary beneficiary as it does not retain power to direct the activities that most significantly impact its economic performance.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at June 30, 2019 and December 31, 2018.

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

On July 27, 2018, the parties submitted a joint statement to the Court wherein Boston Scientific asserted to the Court that, with respect to whether any U.S. launch of a high-rate product (such as the Precision with MultiWave and Spectra WaveWriter models used in the ACCELERATE study or any other system that is programmable at any frequency in the range 1.5 to 100 kHz) is imminent, Boston Scientific, as of now, has not decided whether to launch such a product; has not established a timeline for when such a decision might be made, if ever; and has not determined what frequencies would be enabled if it were to decide to launch such a product in the future. Boston Scientific further confirmed its public statements that the ACCELERATE study has been extended into 2019, with an estimated study completion date between April 2019 and November 2019.  On the basis of the foregoing, the parties agreed to dismissal on ripeness grounds of Nevro’s declaratory judgment claims without prejudice, each side to bear its own fees and costs as to these claims, and jointly requested that the Court enter such a dismissal. The dismissal was thereafter entered as a court order on July 31, 2018.  The Company and Boston Scientific are each appealing portions of the Court’s July 24th ruling, and have submitted their respective appeal briefs and replies to the U.S. Court of Appeals for the Federal Circuit.

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

On April 27, 2018, Boston Scientific filed a second patent lawsuit alleging patent infringement, theft of trade secrets and tortious interference with contract. The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. In relation to this lawsuit, the Company filed petitions for inter partes review at the U.S. Patent and Trademark Office USPTO against seven of the nine patents asserted by Boston Scientific.  As of this time, the Company is unable to determine an outcome or potential range of loss.

On August 23, 2018, the Oklahoma Police Pension and Retirement System filed a putative securities class action complaint against the Company and certain individual officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act.  The lawsuit, filed in the U.S. District Court for the Northern District of California, seeks unspecified damages and attorneys’ fees based on alleged misleading statements or omissions by the Company and the individual officers regarding the Company’s rights in technology underlying the Senza SCS systems and the termination of the Company’s former Vice President of Worldwide Sales. On November 3, 2018, a related shareholder derivative lawsuit was filed in the United States District Court for the Northern District of California seeking unspecified damages, injunctive relief and attorneys’ fees based on alleged violations of Section 14(a) of the Securities and Exchange Act of 1934, breach of fiduciary duties, unjust enrichment and waste of corporate assets. On August 1, 2019, U.S. District Judge Vince Chhabria granted the Company’s motion to dismiss the pending securities class action complaint, with leave to file an amended complaint within 21 days of the order. As of this time, the Company is unable to determine an outcome or potential range of loss in either litigation.

On February 14 2019, the Company filed a lawsuit for patent infringement against Stimwave Technologies, Inc. (Stimwave) asserting that Stimwave is infringing the Company’s patents covering inventions related to its HF10 therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  In relation to this lawsuit, on July 24, 2019, the court granted Nevro's motion for preliminary injunction, and has issued an order barring Stimwave, and all affiliated persons and entities, from infringing patent claims covering frequencies between 3 kHz and 10 kHz by programming Stimwave's SCS systems to deliver its recently introduced high-frequency, paresthesia-free SCS therapy.  Per Nevro's request, the court order does not enjoin Stimwave from providing follow-up care and programming for any patients who were already programmed with such high frequency therapy.  On July 25, 2019, Stimwave filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit.  During the appeal, the litigation in the District of Delaware will continue on the merits.

As of June 30, 2019, the Company did not record a liability, as an outcome or potential loss range cannot be reasonably determined.

The Company is and may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of its business, including several pending European patent oppositions at the European Patent Office (EPO) initiated by the Company’s competitors Medtronic and Boston Scientific, an entitlement action filed by Boston Scientific in Germany, a dispute related to an employee’s non-competition agreement, and product liability and professional liability matters, which the Company does not deem to be material to its business and consolidated financial statements at this stage.

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

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  During the three months ended June 30, 2019 the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended September 30, 2019 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of June 30, 2019, the if-converted value of the 2021 Notes did not exceed the principal value of those notes.

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

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	June 30,	December 31,
	2019	2018
Principal	$172,500	$172,500
Unamortized discount	(13,936)	(17,305)
Unamortized issuance cost	(2,285)	(2,801)
Net carrying amount	$156,279	$152,394

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	June 30,	December 31,
	2019	2018
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Contractual interest expense	$755	$755	$1,510	$1,510
Amortization of debt discount	1,693	1,591	3,369	3,166
Amortization of debt issuance costs	260	231	515	457
Total interest expense related to the 2021 Notes	$2,708	$2,577	$5,394	$5,133

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

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss, basic and diluted	$(28,021)	$(10,620)	$(72,097)	$(28,333)
Weighted average shares used to compute basic and diluted net loss per share	30,677,567	30,028,985	30,521,463	29,933,164
Net loss per share, basic and diluted	$(0.91)	$(0.35)	$(2.36)	$(0.95)

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. Since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $96.37 per share for the 2021 Notes, which has not occurred as of June 30, 2019. In connection with the issuance of the 2021 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2021 Notes. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	June 30,
	2019	2018
Unreleased restricted stock	1,405,998	871,524
Options to purchase common stock	2,095,461	2,360,812
Convertible senior notes	1,790,033	1,790,033
Warrants related to the issuance of convertible senior notes	1,790,033	1,790,033
Total	7,081,525	6,812,402

9. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  The Company recorded an expense for matching contributions of and $0.7 million and $2.6 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $2.1 million for the three and six months ended June 30, 2018, respectively.

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

There were 119,393 shares of common stock issued under the ESPP for the three and six months ended June 30, 2019 and 53,824 shares of common stock issued under the ESPP for the three and six months ended June 30, 2018.  Shares available for future purchase under the ESPP were 1,207,212 at June 30, 2019.

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

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain, and are expecting to launch our newest product platform, Omnia, late in 2019. Our proprietary paresthesia-free HF10 therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy, with HF10 therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has limited efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.4 billion existing global SCS market by treating both back and leg pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our surgical lead, marketed as the Surpass surgical lead. In January 2018, we received FDA approval of our next generation Senza II SCS system.  In late 2019, we expect to launch our next generation product platform, Omnia. The tables below set forth our revenue from U.S. and international sales the past ten quarters on a quarterly basis and total revenue for each of the past four years and the six months ended June 30, 2019.

	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019
Revenue from:	(in millions)
U.S. sales	$53.1	$63.0	$66.3	$81.1	$70.6	$79.9	$79.6	$91.6	$65.8	$78.1
International sales	15.3	15.0	16.0	16.9	17.0	16.2	16.0	16.3	16.3	15.5
Total sales revenue	$68.4	$78.0	$82.3	$98.0	$87.6	$96.1	$95.6	$107.9	$82.1	$93.6

	2015	2016	2017	2018	Six Months Ended June 30, 2019
	(in millions)
Total revenue	$69.6	$228.5	$326.7	$387.3	$175.7

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of June 30, 2019 was $378.2 million. A significant amount of our capital resources has been used to support the development of Senza and our HF10 therapy and we have also made a significant investment building our U.S.

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

We rely on third-party suppliers for all of the components of Senza and Omnia, and for the assembly of these systems. Several of these suppliers are currently single-source suppliers. We have entered into and/or amended several supply agreements in an effort to reinforce our supply chain.  We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. In particular, we have substantially increased our levels of inventory in order to meet our estimated demand in the United States and, as a result, incur significant expenditures associated with such increases in our inventory. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times, increasing our risk of inventory obsolescence.

Important Factors Affecting our Results of Operations

We believe that the following factors have impacted and we expect will continue to impact our results of operations.

Importance of Physician Awareness and Acceptance of Our Products

We continue to invest in programs to educate physicians who treat chronic pain about the advantages of Senza. This requires significant commitment by our marketing team and sales organization, and can vary depending upon the physician’s practice specialization, personal preferences and geographic location. Further, we are competing with well-established companies in our industry that have strong existing relationships with many of these physicians. Educating physicians about the advantages of Senza and Omnia, once launched, and influencing these physicians to use these products to treat chronic pain, is required to grow our revenue.

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of our products and the related implant procedure for patients. The revenue we are able to generate from sales of our products depends in large part on the availability of reimbursement from such payors. While we currently have a favorable reimbursement decision from federal Medicare, decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policies. These payors may deny reimbursement if they determine that the device or procedure was not used in accordance with the payor’s coverage policy.  A significant component of our commercial efforts includes working with private payors to ensure positive coverage and reimbursement decisions for our products. Favorable reimbursement decisions from federal Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date.  Although the largest commercial payors and federal Medicare cover Senza, there can be no assurance that all private health insurance plans will cover the product.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

Inventory Buildup and Supply Chain Management

Our products consist of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have substantially increased our levels of inventory. As a result, a significant amount of our cash used in operations has been associated with the increases in our inventory, as demand for Senza in the United States has historically developed. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the year ended December 31, 2018, wherein we recorded a write down of inventory of $1.4 million.  Further, the manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges, as was the case for the six months ended June 30, 2019, wherein we recorded an excess raw materials charge of $3.6 million.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced controlled commercial launches of Surpass, our surgical lead product in early 2017 and the next generation Senza II SCS System in late 2017.  In late 2019, we expect to launch our next generation product platform, Omnia.  We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and a next generation IPG. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate HF10 efficacy, safety and cost effectiveness through clinical data are all critical to increasing the adoption of HF10 therapy.

Investment in U.S. Sales Organization

We are continuing to make investments in building our U.S. commercial infrastructure and recruiting and training our U.S. sales force. This is a lengthy process that requires recruiting appropriate sales representatives, establishing a commercial infrastructure in the United States and training our sales representatives. Following initial training for Senza, our sales representatives typically require lead time in the field to grow their network of accounts and produce sales results. Successfully recruiting and training a sufficient number of productive sales representatives has been required to achieve growth at the rate we expect.

Access to Hospital Facilities

In the United States, in order for physicians to use our products, the hospital facilities where these physicians treat patients often require us to enter into purchasing contracts directly with the hospital facilities or with the Group Purchasing Organizations of which the hospital facilities are members. This process can be lengthy and time-consuming and requires extensive negotiations and management time. In Europe, we may be required to engage in a contract bidding process in order to sell our products, where the bidding processes are only open at certain periods of time, and we may not be successful in the bidding process.

We Do Not Expect to Continue to Experience Our Historical Worldwide Revenue Growth Rates

Our worldwide revenue has increased from $18.2 million for the year ended December 31, 2012 to $387.3 million for the year ended December 31, 2018.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  Over the past two years, our revenue growth in international markets has slowed significantly.  In addition, our revenue growth in the U.S. in the first half of 2019 has decreased year-over-year.  Although we had experienced significant growth in sales in the U.S. for many years following our launch, we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. Other than the adoption of ASC 842, Leases, there have been no other significant or material changes in our critical accounting policies during the six months ended June 30, 2019.

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

In the last three years, we significantly increased the size of our sales presence worldwide and have increased marketing spending in order to generate additional sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States. We expect SG&A expenses to approximately remain at current levels as we engage in activities that leverage our existing sales and marketing personnel to support the commercialization of our products in the United States.

During 2017, 2018 and through the second quarter of 2019, we had a significant increase in SG&A headcount and experienced a significant increase in legal expenses associated with our intellectual property litigation with Boston Scientific. We anticipate significant continued expenses associated with these legal activities. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

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

Consolidated Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,
	2019	2018	Change
(in thousands)
Revenue	$93,571	$96,080	$(2,509)
Cost of revenue	29,628	28,159	1,469
Gross profit	$63,943	$67,921	$(3,978)
Gross margin	68%	71%	(3)%

Revenue. Revenue decreased to $93.6 million in the three months ended June 30, 2019 from $96.1 million in the three months ended June 30, 2018, a decrease of $2.5 million, or 3%. Revenue in the United States was $78.1 million in the three months ended June 30, 2019, a 2% decrease from $79.9 million in the three months ended June 30, 2018.  The decrease in U.S. revenue was primarily driven by our decision to reduce certain high-volume product orders.  International revenue was $15.5 million in the three months ended June 30, 2019, compared to $16.2 million in the same period for the prior year.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $29.6 million in the three months ended June 30, 2019 from $28.2 million in the three months ended June 30, 2018, an increase of $1.5 million, or 5%.  This was primarily due to increases of $1.7 million in the costs of manufactured product components. Gross profit decreased to $63.9 million in the three months ended June 30, 2019 from $67.9 million in the three months ended June 30, 2018, a decrease of $4.0 million, or 6%. Gross profit as a percentage of revenue, or gross margin, decreased to 68% for the three months ended June 30, 2019, compared to 71% for the three months ended June 30, 2018. The gross margin decrease is primarily attributed to lower average selling prices associated with high-volume product orders, as well as an increase in the costs of manufactured components.

Operating Expenses

	Three Months Ended June 30,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$14,930	16%	$11,416	12%	$3,514
Sales, general and administrative	75,573	81%	64,706	67%	10,867
Total operating expenses	$90,503	97%	$76,122	79%	$14,381

Research and Development Expense. R&D expense increased to $14.9 million in the three months ended June 30, 2019 from $11.4 million in the three months ended June 30, 2018, an increase of $3.5 million, or 31%.  The increase in R&D expense was primarily due to an increase in clinical and development expenses of $2.2 million and personnel expenses of $1.3 million.

Sales, General and Administrative Expense. SG&A expense increased to $75.6 million in the three months ended June 30, 2019 from $64.7 million in the three months ended June 30, 2018, an increase of $10.9 million, or 17%.  This increase was primarily due to an increase in personnel costs of $10.1 million in connection with an increase in headcount to support our continued U.S. commercial operations and increased travel, training and additional hardware expense of $1.0 million, which were offset by a decrease in legal and professional services costs of $0.6 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended June 30,
	2019	2018	Change
(in thousands)
Interest income	$1,489	$1,135	$354
Interest expense	(2,710)	(2,579)	(131)
Other income (expense), net	118	(592)	710
Provision for income taxes	358	383	(25)

Interest Income. Interest income increased to $1.5 million in the three months ended June 30, 2019 from $1.1 million in the three months ended June 30, 2018, primarily as a result of the changes in average investment return rates.

Interest Expense. Interest expense increased to $2.7 million in the three months ended June 30, 2019 from $2.6 million in the three months ended June 30, 2018, and primarily represents the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in June 2016.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $0.2 million in the three months ended June 30, 2019 and a loss of $0.5 million in the three months ended June 30, 2018.

Provision for Income Taxes. Income tax expense was $0.4 million in each of the three months ended June 30, 2019 and 2018, respectively. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Comparison of the six months ended June 30, 2019 and 2018

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,
	2019	2018	Change
(in thousands)
Revenue	$175,719	$183,715	$(7,996)
Cost of revenue	58,567	53,793	4,774
Gross profit	$117,152	$129,922	$(12,770)
Gross margin	67%	71%	(4)%

Revenue. Revenue decreased to $175.7 million in the six months ended June 30, 2019 from $183.7 million in the six months ended June 30, 2018, a decrease of $8.0 million, or 4%. Revenue in the United States was $143.9 million in the six months ended June 30, 2019, a 4% decrease from $150.5 million in the six months ended June 30, 2018.  The decrease in U.S. revenue was primarily driven by our decision to reduce certain high-volume product orders. International revenue was $31.8 million in the six months ended June 30, 2019, compared to $33.2 million in the same period for the prior year.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $58.6 million in the six months ended June 30, 2019 from $53.8 million in the six months ended June 30, 2018, an increase of $4.8 million, or 9%.  This was primarily due to increases in the write-down of inventory, mostly associated with an excess raw material charge of $3.6 million for a particular model of inventory that was in excess of our forecasted demand, as well as an increase of $1.3 million related to the costs of manufactured product components.  Gross profit decreased to $117.2 million in the six months ended June 30, 2019 from $129.9 million in the six months ended June 30, 2018, a decrease of $12.8 million, or 10%. Gross profit as a percentage of revenue, or gross margin, decreased to 67% for the six months ended June 30, 2019, compared to 71% for the six months ended June 30, 2018. The write-down of inventory in the six months ended June 30, 2019 contributed to an approximate 2% decrease in gross margin for the period.  Gross margin was additionally impacted by lower average selling prices associated with high-volume product orders in the current year.

Operating Expenses

	Six Months Ended June 30,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$29,065	16%	$22,501	12%	$6,564
Sales, general and administrative	156,901	89%	131,324	72%	25,577
Total operating expenses	$185,966	106%	$153,825	84%	$32,141

Research and Development Expense. R&D expense increased to $29.1 million in the six months ended June 30, 2019 from $22.5 million in the six months ended June 30, 2018, an increase of $6.6 million, or 29%.  The increase in R&D expense was primarily due to an increase in clinical and development expenses of $4.2 million and personnel expenses of $2.2 million.

Sales, General and Administrative Expense. SG&A expense increased to $156.9 million in the six months ended June 30, 2019 from $131.3 million in the six months ended June 30, 2018, an increase of $25.6 million, or 19%.  This increase was primarily due to an increase in personnel costs of $24.5 million in connection with an increase in headcount to support our continued U.S. commercial operations and one-time personnel costs related to the separation with our former Chief Executive Officer, increased travel, training and additional hardware expense of $3.3 million and increased healthcare professional-related expenses of $0.8 million, offset by a decrease in legal and professional services costs of $4.1 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Six Months Ended June 30,
	2019	2018	Change
(in thousands)
Interest income	$3,038	$2,148	$890
Interest expense	(5,398)	(5,137)	(261)
Other income (expense), net	(225)	(715)	490
Provision for income taxes	698	726	(28)

Interest Income. Interest income increased to $3.0 million in the six months ended June 30, 2019 from $2.1 million in the six months ended June 30, 2018, primarily as a result of the changes in average investment return rates.

Interest Expense. Interest expense increased to $5.4 million in the six months ended June 30, 2019 from $5.1 million in the six months ended June 30, 2018, and primarily represents the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in June 2016.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a loss of $0.1 million and $0.6 million in the six months ended June 30, 2019 and 2018, respectively.

Provision for Income Taxes. Income tax expense was $0.7 million in each of the six months ended June 30, 2019 and 2018, respectively. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. At June 30, 2019, we had cash, cash equivalents and short-term investments of $233.9 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

We expect to incur continued expenditures in the future in support of our commercial infrastructure and sales force. In addition, we intend to continue to make investments in the development of Senza, Omnia, our next generation product platform, and HF10 therapy for the treatment of other chronic pain conditions, including ongoing R&D programs and conducting clinical trials. Further, we expect to expend significant cash resources pursuing and defending our ongoing intellectual property lawsuits with Stimwave and Boston Scientific. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

We may continue to seek funds through equity or debt financings, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. Should we choose to raise additional capital, the requirements will depend on many factors, including:

•	the costs of commercialization activities related to commercializing our products in the United States and elsewhere, including product sales, marketing, manufacturing and distribution;
•

the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including, in particular, the costs of enforcing our patent rights in the action we filed against Boston Scientific and in defending against Boston Scientific’s action against us;

•	the R&D activities we intend to undertake in order to expand the chronic pain indications and product enhancements that we intend to pursue;
•	whether or not we pursue acquisitions or investments in businesses, products or technologies that are complementary to our current business;
•	the degree and rate of market acceptance of our products in the United States and elsewhere;

•	changes or fluctuations in our inventory supply needs and forecasts of our supply needs;
•	our need to implement additional infrastructure and internal systems;
•	our ability to hire additional personnel to support our operations as a public company; and
•	the emergence of competing technologies or other adverse market developments.

Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy, Senza, and Omnia for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We face significant competition in the United States and internationally, which we believe will intensify as we continue to commercialize in the United States.  For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each have approved neuromodulation systems in at least the United States, Europe and Australia and have been established for several years. In addition to these major competitors, we may also face competition from other emerging competitors and smaller companies with active neuromodulation system development programs that may emerge in the future.

If we are unable to raise, or have access, to sufficient funds when needed, we may be required to delay, reduce, or terminate some or all of our commercial development plans.

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2019	2018
(in thousands)
Net cash provided by (used in)
Operating activities	$(33,377)	$(5,112)
Investing activities	37,222	(2,844)
Financing activities	7,695	6,044
Effect of exchange rate on cash flows	6	(95)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,546	$(2,007)

Cash Used in Operating Activities. Net cash used in operating activities was $33.4 million in the six months ended June 30, 2019, compared to $5.1 million in the six months ended June 30, 2018. In the six months ended June 30, 2019, net cash used in operations was primarily a result of the net losses recorded during the period of $72.1 million, the recording of accretion on short-term investments of $1.4 million, as well as increases in prepaids and other assets of $0.9 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $20.1 million, non-cash interest expense of $3.9 million, depreciation and amortization of $2.2 million and amortization of operating lease assets of $1.6 million, as well as decreases in accounts receivable of $13.2 million. In the six months ended June 30, 2018, net cash used in operations was primarily a result of the net losses recorded during the period of $28.3 million, as well as decreases in our accounts payable and accrued liabilities of $4.5 million and increases in prepaids and other assets of $1.5 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $17.6 million, decreases in inventories of $2.7 million, decreases in accounts receivable of $2.6 million and non-cash interest expense of $3.6 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds from maturity of investments of $44.1 million in the six months ended June 30, 2019, compared to net proceeds from the maturities of investments of $3.6 million in the six months ended June 30, 2018. We also purchased secured convertible notes of $5.5 million in the six months ended June 30, 2019.  We additionally purchased $1.4 million and $6.5 million of property and equipment in the six months ended June 30, 2019 and 2018, respectively.

Cash Provided by Financing Activities. Cash provided by financing activities consisted primarily of cash received from the issuance of common stock to employees from the exercise of options to purchase shares of common stock, which were $8.3 million and $7.0 million in the six months ended June 30, 2019 and 2018, respectively.

Contractual Obligations and Commitments

We have lease obligations consisting of operating leases for our principal offices, which expire as set forth below, and for our warehouse space that expires in 2022, as well as for office space in Switzerland that expires in 2019.

In March 2015, we entered into a lease agreement for approximately 50,740 square feet of office space located in Redwood City, California for a period beginning in June 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually in the final year of the lease term.  In December 2016, we entered into a first amendment to the lease for an additional approximately 49,980 square feet of office space adjacent to the premises under the original lease (the Expansion Premises) with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commenced on June 1, 2018 and will expire on May 31, 2025.  The first amendment also extends the lease term for the original premises to terminate on the same date as the Expansion Premises, which is May 31, 2025.  In April 2017, we entered into a second amendment to the lease for a temporary space of approximately 8,171 square feet for a period beginning in May 2017, and which ended on June 1, 2018, the Commencement Date of the Expansion Premises.  See Note 6, Commitments and Contingencies, of Notes to Consolidated Financial Statements for additional information.

In February 2017, we entered into a separate non-cancellable facility lease for warehouse space beginning March 1, 2017 through February 28, 2022, under which we are obligated to pay approximately $0.4 million in lease payments over the term of the lease.

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of June 30, 2019, we had minimum annual purchase commitments of $1.4 million due in the remainder of 2019 and $6.0 million due in 2020.

We have also entered into a service agreement for which we are committed to pay $1.2 million over the remaining term of the service agreement, as well as a license agreement for which we are committed to pay $0.4 million over the remaining term of license agreement.

As of June 30, 2019, our contractual obligations related to the 2021 Notes are payments of $1.5 million in 2019 and $3.0 million in 2020, as well as payments in interest and principal totaling $174.0 million due in 2021.

Off-Balance Sheet Arrangements

Through June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2019, we had cash and cash equivalents of $62.8 million, consisting of cash and money market funds, and short-term investments of $171.1 million, consisting of commercial paper and corporate notes. We maintained investments in money market funds that were not federally insured in the six months ended June 30, 2019 and additionally held cash in foreign banks of approximately $8.1 million at June 30, 2019 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction losses of $0.1 million in the six months ended June 30, 2019 and losses of $0.6 million in the six months ended June 30, 2018. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the three months ended June 30, 2019 would have affected the Company’s net loss by approximately 3%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

On July 27, 2018, the parties submitted a joint statement to the Court wherein Boston Scientific asserted to the Court that, with respect to whether any U.S. launch of a high-rate product (such as the Precision with MultiWave and Spectra WaveWriter models used in the ACCELERATE study or any other system that is programmable at any frequency in the range 1.5 to 100 kHz) is imminent, Boston Scientific, as of now, has not decided whether to launch such a product; has not established a timeline for when such a decision might be made, if ever; and has not determined what frequencies would be enabled if it were to decide to launch such a product in the future. Boston Scientific further confirmed its public statements that the ACCELERATE study has been extended into 2019, with an estimated study completion date between April 2019 and November 2019.  On the basis of the foregoing, the parties agreed to dismissal on ripeness grounds of Nevro’s declaratory judgment claims without prejudice, each side to bear its own fees and costs as to these claims, and jointly requested that the Court enter such a dismissal. The dismissal was thereafter entered as a court order on July 31, 2018.  The Company and Boston Scientific are each appealing portions of the Court's July 24th ruling, and have submitted their respective appeal briefs and replies to the U.S. Court of Appeals for the Federal Circuit.

On December 9, 2016, Boston Scientific filed a first lawsuit alleging our manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering SCS technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. In relation to this lawsuit, we filed petitions for inter partes review at the U.S. Patent and Trademark Office (USPTO) against all the eight patents asserted by Boston Scientific.  As a result of those petitions, in February 2019, all of the asserted claims of Boston Scientific’s U.S. Patent Nos. 6,895,280 and 7,587,241 were found invalid by the Patent Trial and Appeal Board (PTAB) at the USPTO.  This patent infringement lawsuit has been stayed since June 2018, pending completion of inter partes proceedings at the USPTO.

On April 27, 2018, Boston Scientific filed a second lawsuit alleging patent infringement, theft of trade secrets, and tortious interference with contract. The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. In relation to this lawsuit, we filed petitions for inter partes review at the USPTO against seven of the nine patents asserted by Boston Scientific.

On August 23, 2018, the Oklahoma Police Pension and Retirement System filed a putative securities class action complaint against us and certain individual officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act.  The lawsuit, filed in the U.S. District Court for the Northern District of California, seeks unspecified damages and attorneys’ fees based on alleged misleading statements or omissions by us and the individual officers regarding our rights in technology underlying the Senza SCS systems and the termination of our former Vice President of Worldwide Sales. On November 3, 2018, a related shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California seeking unspecified damages, injunctive relief and attorneys’ fees based on alleged violations of Section 14(a) of the Securities and Exchange Act of 1934, breach of fiduciary duties, unjust enrichment and waste of corporate assets. On August 1, 2019, U.S. District Judge Vince Chhabria granted the Company’s motion to dismiss the pending securities class action complaint, with leave to file an amended complaint within 21 days of the order.

On February 14, 2019, we filed a lawsuit for patent infringement against Stimwave asserting that Stimwave is infringing our patents covering inventions related to our HF10 therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  In relation to this lawsuit, on July 24, 2019, the court granted our motion for preliminary injunction, and has issued an order barring Stimwave, and all affiliated persons and entities, from infringing patent claims covering frequencies between 3 kHz and 10 kHz by programming Stimwave's SCS systems to deliver its recently introduced high-frequency, paresthesia-free SCS therapy.  Per our request, the court order does not enjoin Stimwave from providing follow-up care and programming for any patients who were already programmed with such high frequency therapy.  On July 25, 2019, Stimwave filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit.  During the appeal, the litigation in the District of Delaware will continue on the merits.

We are and may from time to time continue to be involved in various legal proceedings of a character normally incident to the ordinary course of our business, including several pending European patent oppositions at the European Patent Office initiated by our competitors Medtronic and Boston Scientific, an entitlement action filed by Boston Scientific in Germany, a dispute related to an employee’s non-competition agreement, and product liability and professional liability matters, which we do not deem to be material to our business and consolidated financial statements at this stage.

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. In May 2015, the FDA approved our PMA to market Senza in the United States and we commenced commercial sales in the United States in mid-2015. We expect to continue to incur losses as we build our U.S. commercial sales force and continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $72.1 million in the six months ended June 30, 2019 and net losses of $49.2 million and $36.7 million for the years ended December 31, 2018 and 2017, respectively. As of June 30, 2019, our accumulated deficit was $378.2 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Our patent infringement lawsuits with Boston Scientific Corporation have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are substantially dependent on continued market acceptance in the United States for our HF10 therapy, and the failure of our HF10 therapy to continue to gain market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and HF10 therapy for the treatment of chronic leg and back pain. Prior to mid-2015, our revenue was derived nearly entirely from sales of Senza in Europe and Australia. Although we received approval of our PMA in May 2015, we are still in the relatively early stages of our commercialization efforts in the United States and have a limited history of commercializing our product in the United States. We have incurred, and anticipate we will in the future incur, significant costs, including costs to continue to build our sales force in order to sustain our commercial sales in the United States. If we are unable to continue to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is the principal market for Senza. If we are unsuccessful in our continuing efforts to commercialize our products, including Senza, Senza II and Omnia, or are unable to market our products as a result of a quality problem, failure to maintain or obtain additional regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our HF10 therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

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
•

Our already-granted patents and any future patents may not survive legal challenges, including challenges in the pending lawsuits with Boston Scientific and Stimwave, to their scope, validity or enforceability, or provide significant protection for us, and they may be re-examined or invalidated, and/or may be found to be unenforceable or not cover competing products.

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

Physicians play a significant role in determining the course of a patient’s treatment and the type of product that will be used to treat a patient. An important part of our sales process includes the education of physicians on the safe and effective use of our HF10 therapy and Senza, particularly because Senza and high-frequency neuromodulation treatment is relatively new as compared to existing low-frequency traditional SCS systems.  As a result, our success depends, in large part, on effectively marketing our HF10 therapy to physicians, including the results of our pivotal SENZA-RCT study. In order for us to sell our products, we must successfully demonstrate to physicians the merits of our HF10 therapy compared to our competitors’ SCS systems for use in treating patients with chronic leg and back pain. Acceptance of our HF10 therapy depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of Senza as compared to our competitors’ SCS systems, and communicating to physicians the proper application of our HF10 therapy. Physicians typically need to perform several procedures to become comfortable using HF10 therapy and Senza. If a physician experiences difficulties during an initial procedure or otherwise, that physician may be less likely to continue to use our product or to recommend it to other physicians. As a result, educating physicians on the proper use of Senza is critical to the success of our commercialization efforts. If we are not successful in educating physicians and convincing them of the merits of our HF10 therapy or educating them on the use of Senza, they may not use Senza and we may be unable to increase our sales, sustain our growth or achieve profitability.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and Senza for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval, including Senza, will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify as we grow our presence in the U.S. market. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years.  Further, since the launch of our product, these major competitors have all launched new SCS systems: Medtronic launched the Intellis system, Boston Scientific launched the Spectra WaveWriter system and Abbott Laboratories launched the Proclaim system.  Additionally, we believe that Boston Scientific is in the later stages of a randomized clinical trial of high-frequency SCS therapy and they have presented the results of a sub-threshold therapy through their Whisper study.  In addition to these major competitors, we also face competition from smaller companies such as Nuvectra, Stimwave and Nalu Medical, and may face competition from Saluda and Neuspera Medical in the future. These smaller companies are becoming more active in the SCS market.  For instance, in the first quarter of 2019, Stimwave received FDA clearance for 10kHz stimulation, expanding their previous clearance for low frequency therapy, and Nalu Medical received FDA clearance in March 2019 for their SCS system.  Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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

Our success in marketing our products depends and will depend in large part on whether U.S. and international government health administrative authorities, private health insurers and other organizations adequately cover and reimburse customers for the cost of our products.

In the United States, we expect to derive nearly all our sales from sales of our products to hospitals and outpatient surgery centers who typically bill various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, to cover all or a portion of the costs and fees associated with our products and bill patients for any applicable deductibles or co-payments. Access to adequate coverage and reimbursement for SCS procedures using Senza (and our other products in development) by third-party payors is essential to the acceptance of our products by our customers.

We believe that SCS procedures using our products are adequately described by existing CPT, HCPCS II and ICD-10-CM codes for the implantation of spinal cord stimulators and related leads performed in various sites of care, although such codes generally do not specifically describe procedures using either low-frequency or high-frequency stimulation. In the United States, CMS approved a transitional pass-through payment for High-Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective as of January 1, 2016.  This pass-through payment (HCPCS C1822) for HF10 therapy was in addition to the established reimbursement for spinal cord stimulation devices; however, this additional pass-through payment ended on December 31, 2017.

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

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2013 to $387.3 million for the year ended December 31, 2018.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  In addition, over the past two years, our revenue growth in international markets has slowed significantly.  Our revenue in the U.S. in the first half of 2019 has decreased year-over-year.  Despite the significant growth in sales in the U.S. for many years following our launch, we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.

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

We rely on a limited number of suppliers who manufacture and assemble certain components of our products.

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

•

our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our products, impacting our ability to maintain our PMA approval, or cause delays in shipment, impacting our ability to meet demand in the United States or international markets;

•	we may have difficulty locating and qualifying alternative suppliers;
•

switching components or suppliers may require product redesign and possibly submission to FDA, European Economic Area (EEA) Notified Bodies or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;

•	one or more of our sole- or single-source suppliers may be unwilling or unable to supply components of our products, or may supply products that do not meet our product requirements;
•	other customers may use fair or unfair negotiation tactics and/or pressures to impede our use of the supplier;
•	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner; and
•	our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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

We rely upon third-party, single-source, and in certain cases sole-source, suppliers for many of the components and materials used in our products, and for critical manufacturing and packaging services, and the loss of any of these suppliers could harm our business.

A number of the critical components used in our products are supplied to us from single-source, or in certain cases sole-source, suppliers, including leads, lead extenders, surgical leads, neurostimulator components and telemetry modules. Our ability to supply our products commercially depends, in part, on our ability to obtain a supply of these components that have been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have not entered into manufacturing, supply or quality agreements with some of our single-source and sole-source suppliers, some of which supply components critical to our products. We are not certain that our single-source or sole-source suppliers will be able to meet our demand for their products and services, either because of the nature of our agreements with those suppliers, or our limited experience with those suppliers, or due to our relative importance as a customer to those suppliers or otherwise. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to the needs of their other customers.

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

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit manufacturing cost of our products.

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

We are currently conducting clinical trials for Senza to explore the potential for HF10 therapy to treat other chronic pain indications, including chronic upper limb and neck pain, painful neuropathies and non-surgical refractory back pain. We will likely need to conduct additional clinical studies in the future to support regulatory approval for the use of our products to treat some of these new indications. Clinical testing can take many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts, particularly in the United States, and our efforts to develop Senza, Omnia, and our HF10 therapy for the treatment of additional chronic pain indications and develop technology complementary to our current product. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to seek additional funds. If we are unable to raise funds on favorable terms, or at all, the long-term growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the costs of commercializing our products in the United States and elsewhere, including costs associated with product sales, marketing, manufacturing and distribution;
•	our ability to maintain the average sales price of our products;
•

the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including, in particular, the costs of enforcing our patent rights in the action we filed against Boston Scientific and in defending against Boston Scientific’s action against us;

•	the R&D activities we intend to undertake in order to expand the chronic pain indications and product enhancements that we intend to pursue;
•	whether or not we pursue acquisitions or investments in businesses, products or technologies that are complementary to our current business;
•	the degree and rate of market acceptance of our products in the United States and elsewhere;
•	changes or fluctuations in our inventory supply needs and forecasts of our supply needs;
•	our need to implement additional infrastructure and internal systems;
•	our ability to hire additional personnel to support our operations as a public company; and
•	the emergence of competing technologies or other adverse market developments.

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

Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payor acceptance of our products and HF10 therapy;
•	our success in initiating patient trials for HF10 therapy and converting those trials into permanent implants;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolescence or conformity with our product requirements;
•	buying patterns of our customers;
•	the timing, expense and results of our commercialization efforts in the United States and elsewhere, R&D activities, clinical trials and regulatory approvals;
•	the introduction of new products and technologies by our competitors;
•	the productivity of our sales representatives;

•	difficulties in collecting receivables related to our sales in the United States;
•	fluctuations in the expenses related to pursuing and defending our lawsuits with Boston Scientific;
•	fluctuations in expenses as a result of expanding our commercial operations and operating as a public company;
•	supplier, manufacturing or quality problems with our products;
•	changes in our pricing policies or strategies or in the pricing policies or strategies of our competitors; and
•	changes in coverage amounts or government and third-party payors’ reimbursement policies.

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

Our products may in the future be subject to notifications, recalls, or voluntary market withdrawals that could harm our reputation, business and financial results.

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

It is important to our business that we build a pipeline of product offerings for treatment of chronic pain. As such, our success will depend in part on our ability to expand the chronic pain indications for which our products may be used and/or develop and introduce new products. However, we may not be able to successfully develop and obtain regulatory clearance or approval for expanded indications or product enhancements, or new products, or these products may not be accepted by physicians or the payors who financially support many of the procedures performed with our products.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes could decline. As of June 30, 2019, we had outstanding a total of approximately 30.9 million shares of common stock and approximately 7.0 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes could decline.

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

•	the required approval of at least a majority of the shares entitled to vote at an election of directors to remove a director for cause, and the prohibition on removal of directors without cause;
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
•

the required approval of at least a majority of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

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

In addition, our classified staggered board is being phased-out pursuant to our amended and restated certificate of incorporation, which was filed on May 24, 2019.  Pursuant to the amended and restated certificate of incorporation, each director who stands for election or re-election at and after the 2020 annual meeting of stockholders following the completion of such director’s then-current three-year term will be elected for a one-year term, expiring at the next year’s annual stockholder meeting. As a result, commencing with the 2022 annual meeting of stockholders, our directors will no longer be divided into classes, however until this time, certain directors will have multiple year terms which may delay the ability of stockholders to change the membership of a majority of directors.

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

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	5/24/2019	3.1

3.3	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

3.4	Amendment to Amended and Restated Bylaws.	8-K	5/24/2019	3.2

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

10.1#	Amended and Restated Change in Control Severance Agreement, effective June 5, 2019, by and between Andrew Galligan and the Company.				X

10.2#	Nevro Corp. Non-Employee Director Compensation Program, as amended.				X

10.3	First Amendment to Supply Agreement, effective as of April 30, 2019, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan.
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

NEVRO CORP.
(Registrant)

Date: August 8, 2019	/s/ D. KEITH GROSSMAN
D. Keith Grossman
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	/s/ ANDREW H. GALLIGAN
Andrew H. Galligan
Chief Financial Officer (Principal Financial and Accounting Officer)