Form 10-K
period 2019-12-31
NEVRO CORP
filed 2020-02-25
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2019

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

(650) 251-0005

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	NVRO	New York Stock Exchange

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

As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,923 million based on the closing sale price for the registrant’s common stock on The New York Stock Exchange on that date of $64.83 per share.

As of February 14, 2020, there were 31,820,724 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2019.

NEVRO CORP.

PART I

ITEM 1. BUSINESS

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza® spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain, and have recently launched our newest product platform, Senza® Omnia™. Our proprietary paresthesia-free HF10 therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy, with HF10 therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has limited efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.5 billion existing global SCS market by treating both back and leg pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we initiated the launch of our surgical lead, marketed as the Surpass™ surgical lead, which is now widely available in the United States, certain European countries and Australia. In January 2018, we received FDA approval of our next generation Senza II SCS system, which later gained CE Mark and TGA approval in Australia.  In the fourth quarter of 2019, we received FDA approval of our latest generation product platform, Senza Omnia, which we have recently commercially launched in the United Sates.  We expect decisions on marketing applications in Europe and Australia in the first and second half of 2020, respectively. Senza Omnia’s key innovation is enhanced programming versatility, as it delivers our proprietary HF10 therapy, but is also capable of offering all frequencies from 2 to 10,000 Hz, either individually or paired with other waveforms. This frequency range includes the broadest mix of waveform types available in the industry. We believe versatility in programming is a key factor in physician product selection because it enables physicians to address a diverse patient population. The approval of Senza Omnia also includes an improved clinician programmer, patient remote control and patient charger.

The tables below set forth our revenue from U.S. and international sales the past three years on a quarterly basis and total revenue for each of the past five years.

	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Revenue from:	(in millions)
U.S. sales	$53.1	$63.0	$66.3	$81.1	$70.6	$79.9	$79.6	$91.6	$65.8	$78.1	$84.2	$97.9
International sales	15.3	15.0	16.0	16.9	17.0	16.2	16.0	16.3	16.3	15.5	16.0	16.5
Total revenue	$68.4	$78.0	$82.3	$98.0	$87.6	$96.1	$95.6	$107.9	$82.1	$93.6	$100.2	$114.4

	2015	2016	2017	2018	2019
Revenue from:	(in millions)
U.S. sales	$24.3	$173.3	$263.5	$321.8	$326.0
International sales	45.3	55.2	63.2	65.5	64.3
Total revenue	$69.6	$228.5	$326.7	$387.3	$390.3

With a primary focus on treating leg pain, the global market for SCS therapy was estimated to be approximately $2.5 billion in 2019.  We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on the addressable trunk and limb chronic pain market, which is estimated to be less than 10% penetrated in the United States, as well as expand the SCS market by treating other pain-related indications, such as painful diabetic neuropathy and non-surgical back pain, among others. The United States represents approximately

80% of this global market due in part to governmental reimbursement restraints in international markets. We believe that due to factors such as an aging population and an increasing number of failed back surgeries, there is continuing opportunity for an SCS therapy that effectively treats back pain to increase the size of the existing SCS market over time.

We believe that we will continue to both take share of and expand the SCS therapy market due to the unique benefits of HF10 therapy, as well as the broad therapy versatility of our product platform.  HF10 therapy is paresthesia-free therapy and has demonstrated superior efficacy when compared to traditional SCS therapies. Traditional SCS therapy generates paresthesia, a sensation typically experienced as tingling, numbness and buzzing, which overlaps the pain area. Paresthesia is often considered unpleasant or uncomfortable.  Compared to traditional SCS therapy which typically operates at 50 Hz to 60 Hz, HF10 therapy delivers spinal cord stimulation at a lower amplitude and a higher frequency waveform of 10,000 Hz. In addition, HF10 therapy relies on consistent anatomical placement of the stimulation leads across patients, thus reducing procedure variability relative to traditional SCS therapy which requires individualized lead placement to properly map paresthesia coverage. We believe the ability of HF10 therapy to deliver pain relief without paresthesia provides a substantial benefit over traditional SCS therapy to patients and physicians. However, despite its shortcomings traditional SCS therapy has a long track record of safety and, together with our product platform, can be made available to the subgroup of patients who do not receive adequate relief with HF10 therapy alone.

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

We believe we have built competitive advantages through our proprietary technology, clinical evidence base, strong track record of execution with over 55,000 patients implanted with Senza systems, extensive intellectual property and a proven management team with substantial neuromodulation experience. With the well-demonstrated superior efficacy of our HF10 therapy, we aim to continue to drive adoption and penetration in the U.S. market, which represents the largest opportunity in SCS, and expand patient access to HF10 therapy by investing in the development of evidence for new indications such as chronic painful neuropathies (including painful diabetic neuropathy) and non-surgical refractory back pain. On this front, we initiated two randomized controlled trials in 2018, SENZA-PDN and SENZA-NSRBP, which are evaluating HF10 therapy for the treatment of painful diabetic neuropathy and non-surgical refractory back pain, respectively.

The SENZA-PDN study is the largest randomized controlled trial (RCT) conducted in the field of spinal cord stimulation with 216 randomized patients. The study is evaluating HF10 therapy among patients diagnosed with painful diabetic neuropathy (PDN) and refractory to conventional medical management (CMM). Patients were randomized one to one to CMM alone or CMM with HF10 therapy. We presented three-month primary outcome data in January 2020 at the North American Neuromodulation Society (NANS) conference. The primary outcome was a composite of safety and efficacy, specifically including greater than or equal to 50% pain relief and no worsening in neurological deficit versus the baseline. 86% of patients in the HF10 therapy plus CMM arm met the three-month endpoint, compared with 5% in the CMM only arm. Patients in the SENZA-PDN study will be followed for 24 months. We plan to use data from the SENZA-PDN study, most likely the forthcoming data from the 12-month endpoint, if positive, to seek approval to add specific PDN language in our labeling and support expanded reimbursement payor coverage. The SENZA-PDN study is designed to provide long-term clinical data of critical end-points up to 24 months of follow-up.

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

Traditional SCS therapy generally consists of two phases, an evaluation period, also called the trial period, which typically lasts several days, followed by a permanent implant for those patients who experience a successful trial period. The trial period involves a percutaneously placed insulated wire, called a lead, which a physician implants near the spinal cord using a needle. During the trial period, a temporary external system is used by patients and physicians for evaluating whether traditional SCS therapy is effective. If the trial period is successful, a permanent system is implanted in the patient. The success criterion is typically an approximate 50% reduction in pain during the evaluation period. For those patients that proceed to the permanent implant procedure, we believe that approximately 30% to 40% of U.S. procedures are completed using surgical leads and the remaining are completed using percutaneous leads.

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

Traditional SCS technology involves the delivery of low frequency electrical impulses, or waveforms, to the spinal cord.  Recent developments in traditional SCS have resulted in alternative waveforms, some of which are variations of low frequency waveforms at sub-threshold amplitudes aimed at reducing the reliance on paresthesia.  For example, Abbott Laboratories has developed a SCS system that offers an alternate low frequency waveform called BurstDR.  Medtronic is promoting a programming approach called DTM™ (Differential Target Multiplexed) which involves frequencies up to 1,200 Hz. Additionally, Boston Scientific is now offering sub-threshold therapy at frequencies below 1.2 kHz.

Our Solution for Chronic Pain

HF10 Therapy

Our HF10 therapy is designed to deliver innovative neuromodulation solutions for treating chronic pain based on what we believe to be the best clinical evidence available. By overcoming many of the limitations of traditional SCS therapy, our HF10 therapy offers superior efficacy for patients and provides significant advantages to physicians and hospitals. We believe the advantages of our proprietary HF10 therapy over traditional SCS include:

•

Demonstrated superior efficacy data for both leg and back pain: In our SENZA-RCT pivotal study, HF10 therapy was demonstrated to provide significant and sustained back pain relief in addition to leg pain relief. HF10 therapy was shown in both number of patients that respond and in treatment efficacy to be superior to traditional SCS therapy as it was nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain. Our SENZA-RCT study, along with the previously completed European studies, represent what we believe is the most robust body of clinical evidence for any SCS therapy. We believe that the superior efficacy results and robust data provided in our pivotal clinical trials will drive increased adoption of our HF10 therapy among patients, payors and providers and may enable us to gain significant market share in the approximately $2.5 billion existing global SCS market in 2018, which is primarily based on treating leg pain. In addition, we believe our efficacy data in back pain will allow us to expand the SCS market under current reimbursement regimes by meeting demand from back pain patients who are largely untreated by traditional SCS therapies.

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

•

Ability to treat a broader group of chronic pain patients: Our HF10 therapy is a platform technology that we believe can provide treatment benefits for a broader group of chronic pain indications. We are currently investigating the use of HF10 therapy to address additional indications such as chronic upper limb and neck pain, painful neuropathies and non-surgical refractory back pain. Based on analysis from our SENZA-RCT and European studies, we believe HF10 therapy may be an attractive treatment option for some non-surgical refractory back pain patients due to its cost, reversibility and initial trial period. Due to the removal of paresthesia, we believe HF10 may also be an effective therapy for patients with chronic upper limb and neck pain as it does not create the intense discomfort that traditional SCS generates for patients with chronic upper limb and neck pain when leads are placed in the cervical spine.

Our Growth Strategy

Our mission is to be the neuromodulation leader in the treatment of chronic pain by developing innovative, evidence-based solutions. To accomplish this objective we intend to:

•

Earn market share through a successful launch of Senza Omnia: Senza Omnia offers the most versatile platform in SCS as it includes the broadest frequency range (2 to10,000 Hz), the most waveform capabilities and the unique ability to offer HF10 therapy. In 2020, we will continue to expand our commercialization of Omnia in the United States and, pending regulatory approvals, would plan to launch Omnia launches in both Europe and Australia. We intend to position Omnia as the most versatile product available in the market, and we believe that it will have broad appeal to clinicians offering SCS.

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

•

Invest in research and development to drive innovation: We are extending our novel and proprietary technologies into a series of product enhancements with the goal of improving the treatment of chronic pain. We also expect to continue developing enhancements to Senza to further increase performance and introduce new benefits including next generation IPGs, enhanced software, updated accessories and enhanced MRI capabilities.  We believe that further product enhancements if and when completed will drive continued adoption of our technology platform and further validate the advantages and benefits of our HF10 therapy.

•

Scale our business to achieve cost and production efficiencies: We plan to improve the efficiency of our third-party manufacturing processes, which we believe will lower our per unit manufacturing cost. We expect to continue to scale our manufacturing operations as we expand Senza sales volumes in the United States.

Growth Opportunities in Other Chronic Pain Indications

We plan to use our platform technology to generate evidence on HF10 therapy for use in other chronic pain indications, including chronic non-surgical back pain, and painful neuropathies. There can be no assurance that we will be successful in generating evidence for HF10 therapy in other indications or in receiving additional regulatory approvals and reimbursement coverage to promote Senza and HF10 therapy for use in other indications. Below are two areas where preliminary results have been promising:

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

Painful Neuropathies

The American Chronic Pain Association estimates that more than 15 million people in the United States and Europe have some degree of neuropathic pain. More than two out of every 100 people are estimated to have peripheral neuropathy, with the incidence rate increasing to eight in every 100 for people aged 55 or older. The diminished quality of life and increased disability associated with peripheral neuropathy results in significant workforce and healthcare costs. Various treatments currently exist, but have limited efficacy. As such, we have initiated an initial study to determine if HF10 therapy could help this patient group. Results of a prospective, multicenter feasibility study treating chronic intractable pain of the limbs from peripheral polyneuropathy using HF10 therapy demonstrated a decrease in mean VAS pain score from 7.5 at baseline (N=18) to 1.9 at three months post-implant (the primary endpoint), 2.8 at twelve months and 1.4 at twenty-four months.  Subject deemed responders was 78% at three months, 69% at twelve months and 88% at twenty-four months (presented at NANS in January 2019). The results from this study led to the initiation of the SENZA-PDN RCT.

We recently presented the preliminary outcome data from SENZA-PDN which demonstrated greater than or equal to 50% pain relief and no worsening in neurological deficit versus baseline, with 86% of patients in the HF10 therapy plus CMM arm reaching the endpoint, compared with 5% in the CMM only arm.

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

Our SENZA-RCT pivotal study was a prospective, randomized, multi-center study, conducted across 11 U.S. clinical trial sites, comparing the safety and effectiveness of Senza delivering HF10 therapy, which we refer to as the test to Boston Scientific’s FDA-approved Precision Plus system, delivering traditional SCS therapy, which we refer to as the control. Each included patient was required to have a leg and back pain VAS score of at least 5. Among the 198 chronic pain patients who were randomized for treatments, 171 had a successful therapy evaluation phase, or trial phase, and were implanted with an SCS system. The study was designed as a non-inferiority trial and met its primary and secondary endpoints. Statistical analysis also demonstrated the superior efficacy of HF10 therapy over traditional SCS therapy for all primary and secondary endpoints.

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

Senza, similar to other commercially available SCS systems, consists of leads, a trial stimulator, an IPG, surgical tools, a clinician laptop programmer, a patient remote control and a mobile charger. These components enable physicians to implant the leads and the IPG, and patients to operate the system.  Below is a depiction of our new Senza Omnia product, as well as the new patient remote control and charger.

Implantable Pulse Generator (IPG): The IPG contains a rechargeable battery and electronics that deliver electrical pulses to the lead. It can connect to one or two leads, and up to 16 electrodes. It is a programmable device and can deliver the required customized programs for each patient. The IPG is rechargeable and is placed surgically under the skin, usually above the buttock or the abdomen. The Senza, Senza II and Senza Omnia SCS systems are approved with “at least a 10 year battery life”.

Percutaneous Leads: The percutaneous leads vary in length and are thin, insulated medical wires in a cylindrical, flexible and steerable shape that conduct electrical pulses from the IPG to near the spinal cord. The insertion of the percutaneous leads can also be minimally invasive as they can be inserted in the epidural space through a needle.

Surpass Surgical Leads: The Surpass surgical leads are similar to our percutaneous leads but in a larger paddle-shaped format that provides a larger surface area that broadens exposure of the lead along the vertebrae. Our Surpass surgical leads received initial approval from the FDA in late 2016 with a further approval received in January 2017.  In April of 2017, the surgical lead received CE Mark and TGA in approval in Australia.  We believe the Surpass leads give us access to up to approximately 30% to 40% of the U.S. SCS market that we previously did not address without a surgical lead.

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

Generally, reimbursement for services performed at a hospital or outpatient surgery center are reported using billing codes issued by the American Medical Association (AMA) known as Current Procedural Terminology (CPT) codes. Physician reimbursement under Medicare generally is based on a fee schedule and determined by the relative values of the professional service rendered.  Hospital outpatient services, reported by CPT codes, are assigned to clinically relevant Ambulatory Payment Classifications (APCs) used to determine the Medicare payment amount for services provided. In addition, CMS and the National Center for Health Statistics (NCHS) are jointly responsible for overseeing changes and modifications to billing codes used by hospitals to report inpatient procedures, known as ICD-10-PCS codes on and after October 1, 2015. In the United States, CMS approved a transitional pass-through payment for High-Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective January 1, 2016 and expired December 31, 2017, assigning a new Healthcare Common Procedure Coding System (HCPCS) Level II billing code to describe High-Frequency Stimulation (C1822).  This pass-through payment for HF10 therapy was in addition to the established reimbursement for spinal cord stimulation implant procedures and devices.  CMS determined that the Senza SCS System delivering HF10 therapy met the criteria for a new transitional pass-through device category based on evidence submitted from our SENZA-RCT study. We believe that SCS procedures using Senza are adequately described by existing CPT, HCPCS II and ICD-10-PCS codes for the implantation of spinal cord stimulators and related leads performed in various sites of care.

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

Product Development and Research Development

Our objective is to continue to improve patient outcomes and further expand patient access to HF10 therapy through enhancements to Senza and the development of new indications. Research and development (R&D) expenses were $37.6 million, $48.5 million and $59.0 million, for the years ended December 31, 2017, 2018 and 2019, respectively.

Since the launch of the initial Senza system, we have introduced a number of product enhancements. These include a short-tip version of the lead, new lengths of the lead, a surgically placed paddle lead, an active anchor with improved performance over silicon anchors, a second generation active anchor with smaller volume, lead adaptors that allow use of competitor leads already implanted in patients, upgraded clinician programmer software, a number of next generation IPGs which are conditionally safe for MRI scans anywhere on the body, and our Surpass surgical lead to complement our percutaneous lead. We also expect to continue developing enhancements to further increase performance and introduce new benefits including next generation IPGs and enhanced MRI capabilities. There can be no assurance that we will be successful in these efforts or in receiving any required regulatory approvals.

Sales and Marketing

United States

In 2019, we continued to grow our U.S. sales organization, which represents our main channel to communicate with our customers. Our sales representatives target physician specialties involved in SCS treatment decisions, including neurosurgeons, physiatrists, interventional pain specialists and orthopedic spine surgeons. In addition, our commercial team plans to continue to create demand for Senza among additional stakeholders involved in the SCS treatment decision, including third-party payors, hospitals administrators and SCS patients and their families. We have also developed a clinical support team in order to provide ongoing support to physicians and patients for the use of Senza.

International

We sell Senza in Europe and Australia through a combination of our direct sales force and a network of sales agents and independent distributors. We began our direct sales operations in the United Kingdom in late 2010 and to date have expanded our direct sales operations to Austria, Australia, Belgium, Germany, Luxembourg, Netherlands, Norway, Sweden and Switzerland. We utilize sales agents and independent distributors to sell in other countries.

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

We expect our competitors to launch new products and release additional clinical evidence within the next few years. For example, Abbott Laboratories received FDA approval for a SCS system that offers an alternate low frequency waveform called BurstDR, and in February 2016, the company gained approval for a neuromodulation system that stimulates the dorsal root ganglion for treatment of focal pain and complex regional pain syndrome, in each case, using pivotal clinical studies for each therapy to support the FDA approval process.  Medtronic gained FDA approval for the Intellis™ spinal cord stimulator in September of 2017, and in January of 2020 announced the purchase a company called Stimgenics, which includes a proprietary SCS waveform called Differential Target Multiplexed (DTM). Additionally, Boston Scientific broadly launched the WaveWriter™ SCS system in January 2019 and also promotes the results of a sub-threshold therapy through their WHISPER, COMBO and HALO studies. Additionally, there are a number of emerging competitors at various stages of development. Stimwave has developed and is commercializing a minimally invasive stimulation system that employs an externally worn power source and radio frequency transmitter.  Nalu Medical, Inc. (Nalu Medical) and Neuspera Medical Inc. (Neuspera Medical) are also pursuing a similar approach as well.  Saluda is developing and testing a low frequency closed loop system for the treatment of chronic pain.

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

Patents, Trademarks and Proprietary Technology

As of December 31, 2019, we owned 198 issued patents globally, of which 129 were issued U.S. utility patents, 2 were issued U.S. design patents, 40 were issued Australian utility patents, one was an Australian design patent, 17 were issued European utility patents, one was a European design patent, 5 were issued German Utility Models, 4 were issued Japanese patents, one was an issued Korean utility patent, one was an issued Korean design patent, two were issued Chinese utility patents and one was an issued Chinese design patent. In general, our patents cover SCS systems that are configured to generate non-paresthesia producing therapy signals at frequencies between 1,500 Hz to 100,000 Hz, as well as additional aspects, algorithms and components of the Senza system and HF10 therapy. As of December 31, 2019, we held 150 patent applications pending globally, of which 95 were patent applications pending in the United States, and 55 were patent applications pending across Europe, Australia, Canada, Japan, China and Korea. We also have an exclusive license from the Mayo Foundation to two U.S. issued patents and one U.S. pending patent application. All of our current issued patents are projected to expire between 2028 and 2038.

As of December 31, 2019, our trademark portfolio contained 29 trademark registrations, of which there were 6 U.S. trademark registrations, 7 Australian trademark registrations, 8 European trademark registrations, one U.K. trademark registration, 2 Japanese trademark registrations, one Norwegian trademark registration, 2 Swiss trademark registration and 2 Turkish trademark registrations.  Our trademark portfolio also contained 67 pending applications, of which 12 are pending U.S. trademark applications and 55 are pending foreign trademark applications.

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

Manufacturing and Supply

We rely upon third-party suppliers for the manufacture and assembly of our Senza SCS system and its components, some of which are single- or sole-sources of the relevant product component. We are in the process of identifying and qualifying second-source alternatives for several of our critical single-source suppliers. Thus, in the event that our relationship with any of our single- or sole-source suppliers terminates in the future, we feel confident that sufficient production capacity is available to build products at the standards we require. We believe that existing third-party facilities will be adequate to meet our current and anticipated manufacturing needs.

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

Our material supply contracts are as follows:

Pro-Tech Design and Manufacturing

In July 2014, we entered into a supply agreement with Pro-Tech Design and Manufacturing, Inc. (Pro-Tech) pursuant to which Pro-Tech, as a single-source supplier, conducts the inspection, labeling, packaging and sterilization of our Senza SCS system. Our supply agreement expired in July 2019 and we are currently in discussions with Pro-Tech on a revised agreement.

Stellar (Cirtec) Technologies

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

CCC Supply Agreement

We rely upon C.C.C. Del Uruguay S.A. (CCC), a subsidiary of Integer Holdings Corporation (formerly Greatbatch Ltd.), as one of our manufacturers of our IPGs. We currently have a multi-year supply agreement with CCC with regard to the manufacture and supply of our IPGs.  The agreement was effective as of November 11, 2016. On April 30, 2019, we entered into the first amendment to the supply agreement with CCC, incorporating new product models and adjusting unit cost.

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

In September 2017, we entered into a third amendment to the agreement, which changed the renewal term of the agreement such that the agreement will automatically renew for a period of one year unless we or EaglePicher provides notice of intent to terminate the agreement six months prior to the commencement of such renewal term.  In 2019, we notified EaglePicher of our intent to not renew the agreement upon its expiration on December 31, 2019.  We are currently in discussions with EaglePicher on a revised agreement.

Vention (Nordson) Supply Agreement

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

Government Regulations

United States

Our products and operations are subject to extensive and rigorous regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (FFDCA) and its implementing regulations, guidance, and standards. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Any violations of these laws and regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation or judicial interpretation, we may be required to change our business practices, which could have a material adverse effect on our business, financial condition and results of operations.

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

Class II devices are subject to FDA’s general controls, and any other “special controls” deemed necessary by FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to a legally marketed device, which in some cases may require submission of clinical data. A legally marketed device is defined by statute to mean a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available, similar device that was cleared through the 510(k) process. Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. If the FDA determines that the device, or its intended use, is not substantially equivalent to a legally marketed device, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements in the form of a premarket approval (PMA).

A Class III device includes devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to a device that has a new intended use or utilizes advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by general and special controls. These devices almost always require formal clinical studies to demonstrate safety and effectiveness. Class III devices require PMA approval before they can be marketed although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process.

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

The FDA has 45 days from its receipt of a PMA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has 180-days to review a PMA application that has been filed by the FDA, although the review of an application more often occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will conduct a pre-approval inspection of the applicant and/or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.

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

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval order or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and the data is then submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.  In May 2015, we received approval for our PMA application for the Senza SCS system.

Approval by the FDA of new PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling, device specifications, materials or design of a device that is approved through the PMA process. Certain other changes to an approved device also require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application and may not require as extensive clinical data.  For example, if we seek approval to expand the label of Senza to include additional pain indications, we anticipate that we will be required to submit and receive approval for a PMA supplement.

Clinical Studies

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. In the United States, human clinical trials intended to support medical device clearance or approval require compliance with the FDA’s investigational device exemption (IDE) regulations. For a device that presents a “significant risk” to human health, the device sponsor is required to file an IDE application with the FDA and obtain

IDE approval prior to commencing the human clinical trial, as well as obtain approval of an Institutional Review Board (IRB) at each institution where the study will be conducted. If the device is considered a “non-significant risk,” IDE approval from FDA is not required. Instead, only approval from the IRB overseeing the investigation at each clinical trial site is required, though the sponsor must still comply with abbreviated IDE requirements, such as protection of human subjects and informed consent. Human clinical studies are generally required in connection with approval of Class III devices and may be required for Class I and II devices. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

If an IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

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

In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union (EU) plus Norway, Liechtenstein, Iceland and the United Kingdom (UK) (until the end of the transition period on December 31, 2020 provided for in the Withdrawal Agreement between the EU and UK), we need to comply with the requirements of the EU Active Implantable Medical Devices Directive (AIMDD) and appropriately affix the CE Mark on our products to attest to such compliance. To achieve compliance, our products must meet the “Essential Requirements” laid down in Annex I of the AIMDD relating to safety and performance. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit and examine the Technical File and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. The assessment of the conformity of Senza has been certified by our Notified Body (the British Standards Institution, or BSI).

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

Anti-Kickback Statute: The federal Anti-Kickback Statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. The federal Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. The term “remuneration” includes kickbacks, bribes, or rebates and also has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the federal Anti-Kickback Statute. These statutory exceptions and safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they may not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more applicable statutory exceptions or safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities and will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act which is discussed below. Penalties for violations of the Anti-Kickback Statute include, but are not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from Medicare, Medicaid and other federal healthcare programs, and the curtailment or restructuring of operations.

Federal Civil False Claims Act: The federal civil False Claims Act prohibits, among other things, persons or entities from knowingly presenting or causing to be presented a false or fraudulent claim to, or the knowing use of false statements to obtain payment from or approval by, the federal government. In addition, private individuals have the ability to bring actions under the civil False Claims Act in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Penalties for a federal civil False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs and criminal liability.

Health Insurance Portability and Accountability Act of 1996: The federal Health Insurance Portability and Accountability Act (HIPAA) created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

For example, the EU General Data Protection Regulation (GDPR) became applicable on May 25, 2018, implementing more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements, more robust rights for individuals over their personal data and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are subject to evolving EU laws on data export, as we may transfer personal data from the EU to other jurisdictions. The GDPR also provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition.

Following Brexit, we will have to comply with the GDPR and the UK GDPR, each regime having the ability to fine up to the greater of €20 million/ £17 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, e.g. how data transfers between EU member states. These changes will lead to additional costs and increase our overall risk.

In recent years, U.S. and European lawmakers and regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In the EU, informed consent is required for the placement of a cookie on a user’s device. The current EU laws that cover the use of cookies and similar technology and marketing online or by electronic means are under reform. A draft of the new ePrivacy Regulation is currently going through the European legislative process.  Unlike the current ePrivacy Directive, the ePrivacy Regulation will be directly implemented into the laws of each of the EU member

States, without the need for further enactment. When implemented, it is expected to alter rules on third-party cookies, web beacons and similar technology for online behavioral advertising and to impose stricter requirements on companies using these tools.  The current provisions of the draft ePrivacy Regulation also extend the strict opt-in marketing rules to business-to-business communications, and significantly increase penalties. While the text of the draft ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities.

Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may result in governmental enforcement actions and investigations including by European Data Protection Authorities, fines and penalties (for example, of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR and draft ePrivacy Regulation, and £17.5 million or 4% of the total worldwide annual turnover for breaches of the UK legislation), litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business.

The Federal Physician Payments Sunshine Act: The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, and to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members.

Analogous State and Foreign Law Equivalents:  We may be subject to state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other “transfers of value” to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

Healthcare Reform: In March 2010 the Affordable Care Act (the ACA) was signed into law, which has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the medical device industry. The Affordable Care Act impacted existing government healthcare programs and resulted in the development of new programs. The Affordable Care Act’s provisions of importance include, but are not limited to, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013. The excise tax was subsequently suspended, effective January 1, 2016, and permanently repealed altogether, effective January 1, 2020.

Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the law or our business.

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

The UK Bribery Act. The UK Bribery Act prohibits giving, offering or promising bribes (which includes anything of value) to any person, including private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the UK Bribery Act, companies which carry on a business or part of a business in the UK, as we do, may be held liable not only for bribes given, offered, promised, requested or accepted to any person, including private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company, but also for failing to prevent the bribe in the first place. Liability for the offence of failing to prevent bribery is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. Furthermore, under the UK Bribery Act there is no exception for facilitation payments.

Employees

As of December 31, 2019, we had 853 employees globally. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel. We are committed to developing our employees and providing them with opportunities to contribute to our growth and success. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.

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

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and HF10 therapy for the treatment of chronic leg and back pain. Prior to mid-2015, our revenue was derived nearly entirely from sales of Senza in Europe and Australia. Although we received approval of our PMA in May 2015, we are still in the relatively early stages of our commercialization efforts in the United States and have a limited history of commercializing our product in the United States. We have incurred significant costs, including costs to continue to build our sales force in order to sustain our commercial sales in the United States. If we are unable to continue to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is the principal market for Senza. If we are unsuccessful in our continuing efforts to commercialize our products, including, in particular Senza Omnia, or are unable to market our products as a result of a quality problem, failure to maintain or obtain additional regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our HF10 therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

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

We are currently, and may in the future become, involved in lawsuits to protect or enforce our intellectual property, which are expensive and time consuming, and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively grow sales of our Senza systems or commercialize future products, if any. If we are unable to obtain, maintain, protect, and enforce our intellectual property, our business will be negatively affected.

The market for medical devices is subject to rapid technological change and frequent litigation regarding patent and other intellectual property rights. It is possible that our patents or licenses may not withstand challenges made by others or protect our rights adequately.

Our success depends in large part on our ability to secure effective patent protection for our products and processes in the United States and internationally. We have filed and intend to continue to file patent applications for various aspects of our technology and trademark applications to protect our brand and business. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products or services that misappropriate our technology and/or infringe our intellectual property to compete with our products. We are currently involved in, and in the future may become involved in additional, lawsuits and/or proceedings to protect and enforce our intellectual property rights. These lawsuits and proceedings are expensive and require substantial attention of management.

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

Our current and potential competitors are publicly traded, or are divisions of publicly traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we have. The existing global SCS market in 2019 is estimated to be approximately $2.5 billion, with the United States comprising approximately 80% of the market. Given the size of the existing and potential market in the United States, we expect that as we work to increase our market position and penetration in the United States our competitors will take aggressive action to protect their current market position.  For example, in May 2015, a unit of Boston Scientific, one of our principal competitors, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102 (the ‘102 patent), which the Patent Trial and Appeals Board (PTAB) at the USPTO denied in November 2015, and, in December 2016 and April 2018, filed lawsuits against us in the U.S. District Court for the District of Delaware alleging that we infringed their patents covering technology related to stimulation leads, batteries and telemetry units, and alleging theft of trade secrets and tortious interference with contract.  We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States.

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

If our competitors are better able to develop and market neuromodulation products that are safer, more effective, less costly, easier to use or otherwise more attractive than our Senza products, our business will be adversely impacted.

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and our Senza products for the treatment of approved chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects, pricing and contracting, and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify as we grow our presence in the U.S. market. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years.  Further, since the launch of our product, these major competitors have all launched new SCS systems: Medtronic launched the Intellis system, Boston Scientific launched the Spectra WaveWriter system and Abbott Laboratories launched the Proclaim system.  We believe these competitors will continue to launch new products, waveforms, and datasets to remain competitive. For example, in early 2020 Medtronic announced the acquisition of Stimgenics, a company that has developed a specific waveform with a purported mechanism of action, and the results of an RCT which had strong results versus traditional SCS. Launches such as these could result in a reduction of our differentiation in the marketplace.  In addition to these major competitors, we also face competition from companies such as Stimwave, Saluda and Nalu Medical, and may face competition from Neuspera Medical and Biotronik in the future. These companies are becoming more active in the SCS market.  For instance, in the first quarter of 2019, Stimwave received FDA clearance for 10kHz stimulation, expanding their previous clearance for low frequency therapy, and Nalu Medical received FDA clearance in the first quarter of 2019 for their SCS system and Saluda Medical received CE Mark in the third quarter of 2019 for their SCS system.  Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. We expect to continue to incur losses as we build our U.S. commercial operations and continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $103.7 million, $49.2 million and $36.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, our accumulated deficit was $409.8 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Our patent infringement lawsuits with Boston Scientific Corporation have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2013 to $390.3 million for the year ended December 31, 2019.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza products in the United States.  Despite the significant growth in sales in the U.S. for many years following our launch, we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.

If we fail to develop and retain an effective direct sales force in the United States, our business could suffer.

As we increase our commercial and marketing efforts, we will need to retain, develop and grow the number of direct sales personnel that we employ. We continue to make a significant investment in recruiting and training sales representatives and clinical representatives. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, or if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. For example, during the first half of 2018, we hired sales personnel at a slower rate that we had expected, which, among other factors, caused us to lower our expectations for full year 2018 worldwide revenue. Also, to the extent we hire personnel from our competitors, our new sales representatives will usually be subject to restrictive covenants with their former employers, including non-competition, non-solicitation and/or confidentiality provisions.  As a result, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. We and certain of our new sales representatives have been, continue to be, and may in the future be, subject to allegations that these new hires have violated the non-competition clauses, been improperly solicited or divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

If we fail to maintain FDA approval to market and sell Senza, or if such approval is impacted in the future, we will be unable to commercially distribute and market Senza in the United States. Further, we may not be able to obtain required regulatory approvals to expand the indications for which we may market and sell Senza.

We and our products are subject to extensive regulation in the U.S. and elsewhere, including by the FDA and its foreign counterparts.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA enforces these regulatory requirements through periodic unannounced inspections. We do not know whether we will pass any future FDA inspections.  While we have received FDA approval of our Senza PMA application, there can be no assurance that approval will be maintained. For example:

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

Modifications to our products may require us to obtain new PMA approvals or approvals of a PMA supplement, and if we market modified products without obtaining necessary approvals, we may be required to cease marketing or recall the modified products until required approvals are obtained.

Certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to the FDA. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our approved devices in the future that we believe do not require approval of a new PMA or PMA supplement. If the FDA disagrees with our determination and requires us to submit a new PMA or PMA supplement for modifications to our previously approved products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not approve our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. Any delay or failure in obtaining required approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

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

As of December 31, 2019, we sell Senza directly in the Netherlands, Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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

A number of the critical components used in our products are supplied to us from single-source, or in certain cases sole-source, suppliers, including leads, lead extenders, surgical leads, neurostimulator components and telemetry modules. Our ability to supply our products commercially depends, in part, on our ability to obtain a supply of these components that have been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. In most cases, we have not entered into manufacturing, supply or quality agreements with our single-source and sole-source suppliers, some of which supply components critical to our products. We are not certain that our single-source or sole-source suppliers will be able to meet our demand for their products and services, either because of the nature of our agreements with those suppliers, or our limited experience with those suppliers, or due to our relative importance as a customer to those suppliers or otherwise. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to the needs of their other customers.

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

Clinical trials are necessary to support PMA applications and may be necessary to support PMA supplements for modified versions of our marketed device products. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. Adverse outcomes in the post-approval studies could also result in restrictions or withdrawal of approval of the PMA. We will likely need to conduct additional clinical studies in the future to support new indications for our products or for approvals or clearances of new product lines, or for the approval of the use of our products in some foreign countries. For example, we are currently conducting clinical trials for Senza to explore the potential for HF10 therapy to treat certain chronic pain indications, including chronic upper limb and neck pain, painful neuropathies and non-surgical refractory back pain. We will likely need to conduct additional clinical studies in the future to support regulatory approval for the use of our products to treat some of these new indications. Clinical testing can take many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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
•

the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the clearance or approval of our products;

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

•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;
•	regulatory inspections of our clinical studies or manufacturing facilities require us to undertake corrective action or suspend or terminate our clinical studies;
•	changes in federal, state, or foreign governmental statutes, regulations or policies;
•	interim or final results are inconclusive or unfavorable as to immediate and long-term safety or efficacy;
•	the study design is inadequate to demonstrate safety and efficacy; or
•	the statistical endpoints are not met.

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

•	if a license is available from a third-party, we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services;
•	pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;
•	find non-infringing substitute products, which could be costly and create significant delay due to the need for prior FDA authorization;
•	find alternative supplies for infringing products or processes, which could be costly and create significant delay due to the need for FDA regulatory clearance; and/or
•	redesign those products or processes that infringe any third-party intellectual property, which could be costly, disruptive, and/or infeasible.

From time to time, we may be subject to legal proceedings and claims with respect to intellectual property.  For more information regarding our ongoing litigation with Boston Scientific, as well as our lawsuit for patent infringement and false advertisement against Stimwave, see the section titled “Legal Proceedings” included under Part I, Item 3 of this Annual Report. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, that we do not control. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock and the value of the 1.75% convertible senior notes due 2021 (the 2021 Notes). Additionally, because we often do not control the timing of the public announcements, there is the potential for these announcements to be made during market hours, necessitating a halt in the trading of our common stock for periods of time.  Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. In addition, many of our executive officers and key employees, as well as our Lead Director, have worked for our major competitors (or companies acquired by these competitors), which include Boston Scientific, Medtronic and Abbott Laboratories. Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products would have a material adverse effect on our business, and may prevent us from selling our products or from practicing our processes. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build a commercial sales force in the United States, investigate the use of our HF10 therapy for the treatment of other chronic pain conditions, continue to otherwise grow our business, including potentially acquiring other businesses or technologies, manage the maturity of our convertible debt instruments, the 2021 Notes, and continue to operate as a public company. In particular, we believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of Senza in the United States, as well as the growth of our sales and marketing efforts and sales representative training, seeking additional foreign regulatory approvals, the preparation and submission of regulatory filings and the clinical development of any other product candidates or indications we may choose to pursue. These expenditures will also include costs associated with manufacturing and supply as well as marketing and selling Senza in the United States and elsewhere, and any other future products approved for sale, R&D, conducting preclinical studies and clinical trials and obtaining regulatory approvals.

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

Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payor acceptance of our products and HF10 therapy;
•	our success in initiating patient trials for HF10 therapy and converting those trials into permanent implants;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolescence or conformity with our product requirements;
•	fluctuations in the expenses related to initiating, pursuing and defending lawsuits;
•	buying patterns of our customers;
•	the timing, expense and results of our commercialization efforts in the United States and elsewhere, R&D activities, clinical trials and regulatory approvals;
•	the introduction of new products and technologies by our competitors;

•	the productivity of our sales representatives;
•	difficulties in collecting receivables related to our sales in the United States;
•	fluctuations in expenses as a result of expanding our commercial operations and operating as a public company;
•	supplier, manufacturing or quality problems with our products;
•	changes in our pricing policies or strategies or in the pricing policies or strategies of our competitors; and
•	changes in coverage amounts or government and third-party payors’ reimbursement policies.

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

As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Our products consist of a substantial number of individual components. In order to market and sell Senza effectively, we often must maintain high levels of inventory. In particular, as we continue our commercial launch of Senza in the United States, we intend to maintain our high levels of inventory in order to meet our estimated demand and, as a result, incur significant expenditures associated with such levels of inventory. The manufacturing process requires lengthy lead times, during which components of our products may become obsolete, and we may over- or underestimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolescence comparatively, and we would be required to record an impairment charge, as we did in the first quarter of 2019. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire and its value would become impaired. We have also experienced inventory write-downs as a result of inventory that did not meet our product requirements. In addition, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. If our estimates of required inventory are too high, we may be exposed to further inventory obsolescence risk. In the event that a substantial portion of our inventory becomes obsolete or expires, or in the event we experience a supply chain imbalance as described above, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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

As a result of our June 2015 underwritten public offering, we have experienced a Section 382 “ownership change.” We currently believe that this “ownership change” will not inhibit our ability to utilize our NOLs prior to expiration.  However, we may experience additional ownership changes as a result of subsequent changes in our stock ownership, some of which changes may be outside our control.  As a result, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability and generate sufficient taxable income in the future. If we are limited in our ability to use our NOLs and tax credits in future years as a result of ownership changes, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations. As of December 31, 2019, we had federal NOLs of $398.5 million, of which $139.5 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the Tax Cuts and Jobs Act (the 2017 Tax Act), as well as state NOLs of $194.8 million, of which $22.1 million may be carried forward indefinitely.  If not utilized, the remaining federal NOLs will begin to expire in 2026 and the state NOLs will begin to expire in 2020.

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

In addition, we are subject to the EU’s General Data Protection Regulation (GDPR).  GDPR imposes obligations on companies that operate in our industry with respect to the processing of personal data of European residents and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Following Brexit, we will have to comply with the GDPR and the UK GDPR, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, e.g. how data transfers between EU member states and the UK will be treated. These changes will lead to additional costs and increase our overall risk exposure. While we continue to address the implications of the recent changes to EU and UK data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Accordingly, we must devote significant resources to understanding and complying with this changing landscape.

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

We are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could significantly impact our business. In the United States, the laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;

•

federal civil and criminal false claims laws, including the False Claims Act, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

•

Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters submitted for payment. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;

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

•

the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals beginning in 2022, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;
•

state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA; and

•

the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the ACA was signed into law, which included, among other things, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, effective January 1, 2013. Subsequently, multiple moratoriums were implemented such that medical device sales in 2016 through 2019 are exempt from the medical device excise tax. The tax was subsequently repealed in December 2019. If the law were to be reinstated and if any efforts we undertake to offset the excise tax are unsuccessful as we sell the product in the United States, the increased tax burden could have an adverse effect on our results of operations and cash flows. Other elements of the ACA, including comparative effectiveness research, an independent payment advisory board and payment system reforms, including shared savings pilots and other provisions, may significantly affect the payment for, and the availability of, healthcare services and result in fundamental changes to federal healthcare reimbursement programs, any of which may materially affect numerous aspects of our business.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the law or our business.  Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact demand for our product.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (MACRA), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report and others such as:

•	achievement of expected product sales and profitability, including the effects of seasonality on our results of operations, as well as adjustments to our sales forecasts;
•	delays or setbacks in the commercialization of Senza or the expansion of indications for which Senza is approved;
•	announcements of new products by us or our competitors;
•	announcements or developments in any intellectual property infringement actions in which we may become involved, including our lawsuits with Boston Scientific;
•	manufacture, supply or distribution shortages;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolescence or conformity with our product requirements;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	our operating results;
•	results from, or any delays in, clinical trial programs relating to our product candidates;
•	changes or developments in laws or regulations applicable to our products;
•	any adverse changes in our relationship with any manufacturers or suppliers;
•	the success of our efforts to acquire or develop additional products;
•	announcements concerning our competitors or the medical device industry in general;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	trading activity in our common stock by the option counterparties to our convertible note hedge transactions to unwind or modify their hedge positions;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	general economic and market conditions and overall fluctuations in the United States equity markets; and
•	the loss of any of our key scientific or management personnel.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes could decline. As of December 31, 2019, we had outstanding a total of approximately 31.5 million shares of common stock, and approximately 7.8 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes could decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and R&D facilities are located in Redwood City, California, where we lease and currently occupy approximately 50,740 square feet of office and laboratory space. In December 2016, we amended the original lease for our corporate headquarters in order to increase the space we occupy by approximately 49,980 square feet of office space adjacent to our corporate headquarters.  Our obligations under the amended lease for the new space commenced on June 1, 2018. The term of the lease for our corporate headquarters and the new adjacent space ends on May 31, 2025.  In April 2017, we entered into a second amendment to the original lease for a temporary space of approximately 8,171 square feet of office space for the period from May 2017 until June 1, 2018, the commencement of the term for the additional adjacent space.  We believe our current headquarters, together with our additional adjacent space, is sufficient for our current and foreseeable business needs.  We also lease a small storage facility in Australia and a small amount of warehouse space in San Carlos, California.

For additional information, see Note 7. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

On July 27, 2018, the parties submitted a joint statement to the Court wherein Boston Scientific asserted to the Court that, with respect to whether any U.S. launch of a high-rate product (such as the Precision with MultiWave and Spectra WaveWriter models used in the ACCELERATE study or any other system that is programmable at any frequency in the range 1.5 to 100 kHz) is imminent, Boston Scientific, as of now, has not decided whether to launch such a product; has not established a timeline for when such a decision might be made, if ever; and has not determined what frequencies would be enabled if it were to decide to launch such a product in the future. Boston Scientific further confirmed its public statements that the ACCELERATE study had been extended into 2019, with an estimated study completion date between April 2019 and November 2019.  On the basis of the foregoing, the parties agreed to dismissal on ripeness grounds of Nevro’s declaratory judgment claims without prejudice, each side to bear its own fees and costs as to these claims, and jointly requested that the Court enter such a dismissal. The dismissal was thereafter entered as a court order on July 31, 2018.  Boston Scientific and Nevro are each appealing portions of the Court's July 24th ruling, and we have submitted our respective appeal briefs and replies to the U.S. Court of Appeals for the Federal Circuit.  The appeal was heard on December 2, 2019.  We are awaiting the ruling from the court.

On December 9, 2016, Boston Scientific filed a first lawsuit alleging our manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering SCS technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. In relation to this lawsuit, we filed petitions for inter partes review at the U.S. Patent and Trademark Office (USPTO) against all the eight patents asserted by Boston Scientific.  As a result of those petitions, in February 2019, all of the asserted claims of Boston Scientific’s U.S. Patent Nos. 6,895,280 and 7,587,241 were found invalid by the Patent Trial and Appeal Board (PTAB) at the USPTO.  Boston Scientific has appealed these rulings.  Boston Scientific and Nevro have each submitted appeal briefs and replies to the U.S. Court of Appeals for the Federal Circuit, and are awaiting a hearing date.  This patent infringement lawsuit has been stayed since June 2018, pending completion of inter partes proceedings.

On April 27, 2018, Boston Scientific filed a second lawsuit alleging patent infringement, theft of trade secrets, and tortious interference with contract. The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. In relation to this lawsuit, we filed petitions for inter partes review at the USPTO against seven of the nine patents asserted by Boston Scientific. In January 2020, the PTAB initiated inter partes reviews in all seven of the challenged patents.

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

On February 14, 2019, we filed a lawsuit for patent infringement against Stimwave asserting that Stimwave is infringing our patents covering inventions related to our HF10 therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  In relation to this lawsuit, on July 24, 2019, the court granted our motion for preliminary injunction, and has issued an order barring Stimwave, and all affiliated persons and entities, from infringing patent claims covering frequencies between 3 kHz and 10 kHz by programming Stimwave's SCS systems to deliver its recently introduced high-frequency, paresthesia-free SCS therapy.  Per our request, the court order does not enjoin Stimwave from providing follow-up care and programming for any patients who were already programmed with such high frequency therapy.  On July 25, 2019, Stimwave filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit.  Stimwave and Nevro have each submitted appeal briefs and replies to the appellate court, and we are awaiting a hearing date. During the appeal, the litigation in the District of Delaware will continue on the merits.

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

Holders of Record

As of February 14, 2020, there were approximately 16 stockholders of record of our common stock, and the closing price per share of our common stock was $139.66. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
$100 investment in stock or index	2014	2015	2016	2017	2018	2019
Nevro Corp. (NVRO)	$100.00	$174.58	$187.90	$178.54	$100.57	$303.96
S&P 500 (GSPC)	$100.00	$99.27	$108.74	$129.86	$121.76	$156.92
S&P Healthcare Equipment (SPSIHE)	$100.00	$108.78	$122.27	$158.93	$173.62	$212.51

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Annual Report. The selected consolidated statements of operations data for each of the five years in the period ended December 31, 2019, and the consolidated balance sheet data as of December 31, 2019, 2018, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements.

	Years Ended December 31,
	2019	2018	2017	2016	2015
(in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenue	$390,255	$387,289	$326,674	$228,504	$69,606
Cost of revenue	121,905	113,965	98,981	75,433	28,120
Gross profit	268,350	273,324	227,693	153,071	41,486
Operating expenses:
Research and development	59,017	48,459	37,560	33,729	21,382
Sales, general and administrative	305,812	266,608	219,712	142,423	82,471
Total operating expenses	364,829	315,067	257,272	176,152	103,853
Loss from operations	(96,479)	(41,743)	(29,579)	(23,081)	(62,367)
Interest and other income (expense), net	(5,608)	(6,694)	(5,671)	(5,806)	(3,898)
Loss on extinguishment of debt	—	—	—	(1,268)	—
Loss before income taxes	(102,087)	(48,437)	(35,250)	(30,155)	(66,265)
Provision for income taxes	1,599	768	1,408	1,623	1,166
Net loss	$(103,686)	$(49,205)	$(36,658)	$(31,778)	$(67,431)
Net loss per share attributable to common stockholders, basic and diluted	$(3.37)	$(1.64)	$(1.25)	$(1.12)	$(2.54)
Shares used in computing basic and diluted net loss per common share	30,803,872	30,051,961	29,424,054	28,485,003	26,581,890

	Years Ended December 31,
	2019	2018	2017	2016	2015
(in thousands, except per share data)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$65,373	$51,266	$42,845	$41,406	$87,036
Short-term investments	$172,429	$213,281	$226,467	$234,951	$106,634
Working capital	$351,441	$381,445	$383,177	$378,093	$246,242
Total assets	$469,645	$463,116	$454,056	$430,583	$291,183
Long-term debt	$160,300	$152,394	$145,019	$138,140	$19,740
Total stockholders' equity	$216,352	$245,483	$249,172	$249,034	$234,592

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

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain, and have recently launched our newest product platform, Senza Omnia. Our proprietary paresthesia-free HF10 therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy, with HF10 therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has limited efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.5 billion existing global SCS market by treating both back and leg pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our surgical lead, marketed as the Surpass surgical lead. In January 2018, we received FDA approval of our next generation Senza II SCS system.  In the fourth quarter of 2019, we received FDA approval of Senza® Omnia™, which we recently launched in the United States. The tables below set forth our revenue from U.S. and international sales the past three years on a quarterly basis and total revenue for each of the past five years.

	Q1 2017	Q2 2017	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Revenue from:	(in millions)
U.S. sales	$53.1	$63.0	$66.3	$81.1	$70.6	$79.9	$79.6	$91.6	$65.8	$78.1	$84.2	$97.9
International sales	15.3	15.0	16.0	16.9	17.0	16.2	16.0	16.3	16.3	15.5	16.0	16.5
Total revenue	$68.4	$78.0	$82.3	$98.0	$87.6	$96.1	$95.6	$107.9	$82.1	$93.6	$100.2	$114.4

	2015	2016	2017	2018	2019
Revenue from:	(in millions)
U.S. sales	$24.3	$173.3	$263.5	$321.8	$326.0
International sales	45.3	55.2	63.2	65.5	64.3
Total revenue	$69.6	$228.5	$326.7	$387.3	$390.3

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of December 31, 2019 was $409.8 million. A significant amount of our capital resources has been used to support the development of our Senza products and HF10 therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

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

Importance of Physician Awareness and Acceptance of Our Products

We continue to invest in programs to educate physicians who treat chronic pain about the advantages of Senza. This requires significant commitment by our marketing team and sales organization, and can vary depending upon the physician’s practice specialization, personal preferences and geographic location. Further, we are competing with well-established companies in our industry that have strong existing relationships with many of these physicians. Educating physicians about the advantages of our Senza products, including our latest product, Senza Omnia, which we recently launched in the United States, and influencing these physicians to use these products to treat chronic pain, is required to grow our revenue.

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

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with the maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the years ended December 31, 2019 and 2018, wherein we recorded a write-down of inventory of $1.6 million and $2.0 million, respectively. Further, the manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. In addition, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.  For the year ended December 31, 2019, we additionally recorded a charge of $3.6 million related to the cancellation of firm purchase commitments.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced controlled commercial launches of Surpass, our surgical lead product in early 2017 and Senza II SCS System in late 2017.  Most recently, we launched our next generation product platform, Senza Omnia, in the United States in November 2019.  We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and a next generation IPG. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate HF10 efficacy, safety and cost effectiveness through clinical data are all critical to increasing the adoption of HF10 therapy.

Significant Investment in U.S. Sales Organization

We are continuing to make investments in building our U.S. commercial infrastructure and recruiting and training our U.S. sales force. This is a lengthy process that requires recruiting appropriate sales representatives, establishing and, on occasion, refining a commercial infrastructure in the United States and training our sales representatives. Following initial training for Senza, our sales representatives typically require lead time in the field to grow their network of accounts and produce sales results. Successfully recruiting and training a sufficient number of productive sales representatives has been required to achieve growth at the rate we expect.

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

We Do Not Expect Our Worldwide Revenue Growth Rate to Continue at Historic Rates

Our worldwide revenue has increased from $18.2 million for the year ended December 31, 2012 to $390.3 million for the year ended December 31, 2019.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  Over the past two years, our revenue growth in international markets has slowed significantly. Although we had experienced significant growth in sales in the United States for several years following our launch, we do not expect to continue that historic rate of revenue growth in the United States or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.

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

Inventory Valuation

We contract with third parties for the manufacturing and packaging of all of the components of our Senza products. We plan the manufacture of our systems based on estimates of market demand. The nature of our business requires that we maintain sufficient inventory on hand to meet the requirements of our customers. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the standard cost method, which approximates the first-in, first-out basis. Net realizable value is determined as the prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

We regularly review inventory quantities compared to forecasted sales to record a provision for excess and obsolete inventory when appropriate. Inventory write-downs are recorded for excess and obsolete inventory. We estimate forecasted sales by considering:

•	product acceptance in the marketplace;

•	customer demand;
•	historical sales;
•	product obsolescence; and
•	technological innovations.

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

In 2016, we granted performance based RSUs to our former CEO that only vest upon the achievement of specific operational performance criteria.  The stock-based compensation for these performance based RSUs are recognized as expenses when it is determined that achieving the performance metrics are probable.

In 2019, we granted RSUs to our current CEO, which entitle him to receive a number of shares of our common stock based on our stock price performance compared to a specified target composite index over a three-year period.  The number of shares to be issued upon vesting ranges from zero to 3.5 times the number of RSUs granted, depending on the relative performance of our common stock compared to the targeted composite index.  The fair value of these grants is determined by using the Monte Carlo simulation model, which is based on a discounted cash flow approach, and requires inputs such as expected volatility of our stock price, expected volatility of the targeted composite index, correlation between the changes in our stock price and the target composite index, risk-free interest rate and expected dividends.  The expected volatility of our stock and the target composite index is based on the historical data. Correlation is based on the historical relationship between our stock price and the target composite index. The risk-free interest rate is based upon the treasury yield consistent with the vesting term of the grant. The expected dividend yield is zero.  Stock-based compensation for these restricted stock units is recognized over the specified performance measurement.

We estimate the fair value of the rights to purchase shares by employees under our Employee Stock Purchase Plan using the Black-Scholes option pricing formula. Our Employee Stock Purchase Plan provides for consecutive six-month offering periods and we use our own historical volatility data in the valuation.

Income Tax

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on our net U.S. federal and state deferred tax assets as of December 31, 2019 and 2018. We intend to maintain a full valuation allowance on the federal and state deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2019, we had federal net operating loss carryforwards (NOLs) of $398.5 million, of which $139.5 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the 2017 Tax Act, as well as state NOLs of 194.8 million, of which $22.1 million may be carried forward indefinitely.  If not utilized, the remaining federal NOLs will begin to expire in 2026 and the state NOLs will begin to expire 2020. We have no foreign NOL carryforwards.  We also have federal research tax credit carryforwards that will begin to expire in 2026 and California research tax credits that do not expire. Realization of these NOL and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could materially and adversely affect our results of operations.

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

We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. A nominal amount of interest and penalties have been recognized in the statements of operations and comprehensive loss in 2019.  No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss in 2018 and 2017.

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

Allowance for Doubtful Accounts

We must make estimates of the collectability of accounts receivable. In doing so, we analyze historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $82.8 million, net of allowance of $0.8 million, as of December 31, 2019 and $80.7 million, net of allowance of $0.8 million, as of December 31, 2018.

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

Revenue from sales of our Senza products fluctuate based on the selling price of the system, as the average sales price of a system varies geographically and by the type of system sold, and based on the mix of sales by geography. Our revenue from international sales can also be significantly impacted by fluctuations in foreign currency exchange rates, as our sales are denominated in the local currency in the countries in which we sell our products.

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality.  For example, the industry generally experiences lower revenues in the first and third quarters of the year and higher revenues in the fourth quarter.  Our revenue has been impacted by these industry trends. Further, the impact of the buying patterns and implant volumes of hospitals and medical facilities, and third-party distributors may vary, and as a result could have an effect on our revenue from quarter to quarter. In addition, in the second quarter of 2015, we commenced commercial sales of Senza in the United States.  Since then, we have recorded revenue of approximately $24.4 million, $173.3 million, $263.5 million, $321.8 million and $326.0 million for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively, for sales in the United States.  We anticipate that our total revenue will increase as we continue our commercialization in the United States.

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

Research and Development. R&D costs are expensed as incurred. R&D expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation expenses for our R&D employees. R&D expense also includes costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors and consultants, equipment and software to support our development, facilities and information technology. We expect product development expenses to increase in absolute dollars as we continue to develop product enhancements to Senza. Our R&D expenses may fluctuate from period to period due to the timing and extent of our R&D and clinical trial expenses.

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

In the last three years, we significantly increased the size of our sales presence worldwide and have increased marketing spending in order to generate additional sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States. We expect SG&A expenses to decrease as a percent of revenue as we engage in activities that leverage our existing sales and marketing personnel to support the commercialization of our products in the United States.

During 2017, 2018 and 2019, we had a significant increase in SG&A headcount and experienced significant legal expenses associated with our intellectual property litigation with Boston Scientific. We anticipate significant continued expenses associated with these legal activities. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.

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

Comparison of the Years Ended December 31, 2019 and 2018

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
	2019	2018	Change
(in thousands)
Revenue	$390,255	$387,289	$2,966
Cost of revenue	121,905	113,965	7,940
Gross profit	$268,350	$273,324	$(4,974)
Gross margin	69%	71%	(2)%

Revenue. Revenue increased to $390.3 million in 2019 from $387.3 million in 2018, an increase of $3.0 million, or 1%, due to increased sales of the Senza systems in the United States and continued adoption of the Senza system in international markets. The increase in sales of the Senza system was further driven in part by our expanded sales force in the United States in 2019 and was partially offset by a small reduction in average selling prices.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $121.9 million in 2019 from $114.0 million in 2018, an increase of $7.9 million, or 7%.  This increase was primarily due to a $5.2 million increase in the costs of manufactured product components, as well as a charge of $3.6 million related to the cancellation of firm purchase commitments. Gross profit decreased to $268.4 million in 2019 from $273.3 million in 2018, a decrease of $5.0 million, or 2%.  Gross profit as a percentage of revenue, or gross margin, decreased to 69% in 2019 compared to 71% in 2018.  The decrease in gross margin was primarily due to the write-down of inventory in 2019, as well as a small reduction in average selling prices.

Operating Expenses

	Years Ended December 31,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$59,017	15%	$48,459	13%	$10,558
Sales, general and administrative	305,812	78%	266,608	69%	39,204
Total operating expenses	$364,829	93%	$315,067	81%	$49,762

Research and Development (R&D) Expenses. R&D expenses increased to $59.0 million in 2019 from $48.5 million in 2018, an increase of $10.6 million, or 22%.  The increase was primarily due to an increase in headcount and related personnel and consulting costs of $5.0 million and clinical and development expenses of $4.7 million.

Sales, General and Administrative (SG&A) Expenses. SG&A expenses increased to $305.8 million in 2019 from $266.6 million in 2018, an increase of $39.2 million, or 15%.  This increase was primarily due to an increase in personnel costs of $39.0 million in relation to an increase in headcount to support of our continued U.S. commercialization and personnel costs related to the separation with our former Chief Executive Officer, increased travel, training and additional hardware expense of $4.2 million, which were partially offset by decreased legal and other professional services costs of $5.7 million.

Interest Income, Interest Expense, Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

	Years Ended December 31,
	2019	2018	Change
(in thousands)
Interest income	$6,020	$4,871	$1,149
Interest expense	(10,931)	(10,401)	(530)
Other income (expense), net	(697)	(1,164)	467
Provision for income taxes	1,599	768	831

Interest Income. Interest income increased to $6.0 million in 2019 from $4.9 million in 2018, primarily as a result of an increase in our investment yield rate.

Interest Expense. Interest expense increased to $10.9 million in 2019 from $10.4 million in 2018, primarily as a result of an increase in the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, and the gains and losses from the remeasurement of foreign-denominated balances. We recorded a net loss of $0.6 million in 2019 and $0.9 million in 2018 in relation to the two items previously mentioned.  Our remeasurement gains and losses are affected by changes in the foreign currency translation rates of the countries in which we conduct business.

Income Tax Expense. Income tax expense was $1.6 million in 2019 and $0.8 million in 2018. Our income tax expense is associated primarily with foreign and state income taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance on the majority of our deferred tax assets. The change in income tax expense was primarily due to changes in foreign income taxes on profits realized by our foreign subsidiaries.

Comparison of the Years Ended December 31, 2018 and 2017

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
	2018	2017	Change
(in thousands)
Revenue	$387,289	$326,674	$60,615
Cost of revenue	113,965	98,981	14,984
Gross profit	$273,324	$227,693	$45,631
Gross margin	71%	70%	1%

Revenue. Revenue increased to $387.3 million in 2018 from $326.7 million in 2017, an increase of $60.6 million, or 19%, due to increased sales of the Senza system in the United States and continued adoption of the Senza systems in international markets where it had historically been sold. The increase in sales of the Senza systems was further driven in part by our expanded sales force in the United States in 2018.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $114.0 million in 2018 from $99.0 million in 2017, an increase of $15.0 million, or 15%.  This increase was primarily due to a $14.4 million increase in the costs of manufactured product components as sales volumes increased. Gross profit increased to $273.3 million in 2018 from $227.7 million in 2017, an increase of $45.6 million, or 20%.  Gross profit as a percentage of revenue, or gross margin, increased to 71% in 2018 compared to 70% in 2017.  The increase in gross margin was partly due to lower inventory write-downs, but was partly offset by the negative impact on international revenue as a result of the appreciation of the U.S. dollar during 2018.

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

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due in 2021. At December 31, 2019, we had cash, cash equivalents and short-term investments of $237.8 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

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

We may continue to seek funds through equity or debt financings, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. Should we choose to raise additional capital, the requirements will depend on many factors, including:

•	the costs related to the continued commercialization of our products in the United States and elsewhere, including product sales, marketing, manufacturing and distribution;
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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years Ended December 31,
	2019	2018	2017
(in thousands)
Net cash provided by (used in)
Operating activities	$(50,225)	$(5,708)	$(14,273)
Investing activities	32,330	6,433	4,069
Financing activities	32,093	7,754	11,199
Effect of exchange rate on cash flows	259	(258)	444
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,457	$8,221	$1,439

Cash Used in Operating Activities. Net cash used in operating activities was $50.2 million, $5.7 million and $14.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, primarily due to the net losses during the periods of $103.7 million, $49.2 million and $36.7 million, respectively. The cash used in operating activities for the year ended December 31, 2019 was affected by an increase in accounts receivable of $2.2 million and an increase in prepaids and other assets of $3.2 million.  These changes were offset by a net increase in accounts payable and accrued liabilities of $5.7 million and write-down of inventories of $1.5 million, as well as non-cash stock based compensation expense of $41.7 million, non-cash interest expense of $7.9 million, depreciation and amortization of $4.6 million and amortization of operating lease assets of $3.2 million. The cash used in operating activities for the year ended December 31, 2018 was affected by an increase in accounts receivable of $12.2 million and an increase in other assets of $2.6 million. These changes were offset by a net increase in accounts payable and accrued liabilities of $4.9 million and a decrease in inventory of $3.8 million, as well as non-cash stock based compensation expense of $36.6 million, non-cash interest expense of $7.4 million, depreciation and amortization of $3.9 million and a write-down of inventory of $2.0 million. The cash used in operating activities for the year ended December 31, 2017 was affected by a net increase of $14.4 million in accounts payable and accrued liabilities, as well as non-cash stock based compensation expense of $26.1 million, non-cash interest expense of $6.9 million and a write-down of inventories of $4.0 million.  These changes were offset by increases in our inventory balances of $16.3 million and accounts receivable of $13.9 million.

Cash Used in Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments, and purchases of property and equipment. For the year ended December 31, 2019, we had net proceeds from the sales and maturity of investments of $43.3 million, offset by purchases in property and equipment of $3.5 million.  Additionally, we purchased secured convertible notes totaling $7.5 million in the year ended December 31, 2019.  For the year ended December 31, 2018, we had net proceeds from the sales and maturity of investments of $14.7 million, which was offset by purchases in property and equipment of $8.2 million. For the year ended December 31, 2017, we had net proceeds from the sales and maturity of investments of $8.4 million, which was offset by purchases in property and equipment of $4.3 million.

Cash Provided by Financing Activities. Cash provided by financing activities was $32.1 million for the year ended December 31, 2019, primarily due to the cash received from the issuance of common stock to employees of $35.2 million pursuant to the exercise of employee stock options and our employee stock purchase plan, offset by $3.1 million for tax withholdings paid on behalf of employees for net share settlement.  Cash provided by financing activities was $7.8 million for the year ended December 31, 2018, primarily due to the cash received from the issuance of common stock to employees of $9.5 million pursuant to the exercise of employee stock options and our employee stock purchase plan.  Cash provided by financing activities was $11.2 million for the year ended December 31, 2017, primarily due to the cash received from the issuance of common stock to employees of $12.2 million pursuant to the exercise of employee stock options and our employee stock purchase plan.

Contractual Obligations and Commitments

We have lease obligations primarily consisting of operating leases for our principal offices, which expire as set forth below, and for our warehouse space that expires in 2022.

In March 2015, we entered into a lease agreement for approximately 50,740 square feet of office space located in Redwood City, California for a period beginning in June 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually in the final year of the lease term.  In December 2016, we entered into a first amendment to the lease for an additional approximately 49,980 square feet of office space adjacent to the premises under the original lease (the Expansion Premises) with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commenced on June 1, 2018.  The first amendment also extends the lease term for the original premises to terminate on the same date as the amended lease, which is May 31, 2025.  In April 2017, we entered into a second amendment to the lease for a temporary space of approximately 8,171 square feet for a period beginning in May 2017, and which ended on June 1, 2018, the Commencement Date of the Expansion Premises.  See Note 7, Commitments and Contingencies, of Notes to Consolidated Financial Statements for additional information.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of December 31, 2019, we had minimum annual purchase commitments of $6.2 million due in 2020.

We have also entered into a service agreement for which we are committed to pay $2.5 million in each of the next five years over the term of the service agreement, as well as a license agreement for which we are committed to pay $0.3 million over the remaining term of license agreement.

As of December 31, 2019, our contractual obligations related to the 2021 Notes are payments of $3.0 million due each year in 2020, as well as payments in interest and principal totaling $174.0 million due in 2021.

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payment date by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(in thousands)
Notes payable, including contractual interest	$177,028	$3,019	$174,009	$—	$—
Lease obligations	28,863	4,924	10,331	11,209	2,399
Purchase obligations	19,032	8,804	5,214	5,014	—
Total	$224,923	$16,747	$189,554	$16,223	$2,399

Off-Balance Sheet Arrangements

Through December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 7, Commitments and Contingencies, of Notes to the Consolidated Financial Statements within Part II, Item 8 of this Annual Report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2019, we had cash and cash equivalents of $65.4 million, consisting of cash and money market funds, and short-term investments of $172.4 million, consisting of agency bonds, commercial paper and corporate notes. We maintained investments in money market funds that were not federally insured during the year ended December 31, 2019 and held cash in foreign banks of approximately $12.1 million at December 31, 2019 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction losses of $0.6 million and $0.9 million for the year ended December 31, 2019 and 2018, respectively, and gains of $1.3 million for the year ended December 31, 2017. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the year ended December 31, 2019 would have affected the Company’s net loss by approximately 7%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

See Note 8, Long-term Debt, of Notes to Consolidated Financial Statements for further information.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nevro Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nevro Corp. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation - Excess and Obsolete Inventory

As described in Notes 2 and 6 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. Management regularly reviews inventory quantities compared to forecasted sales to record a provision for excess and obsolete inventory when appropriate. Inventory write downs are recorded for excess and obsolete inventory. Management estimates forecasted sales by considering product acceptance in the marketplace, customer demand, historical sales, product obsolescence, and technological innovations. As of December 31, 2019, total inventories were $91.6 million.

The principal considerations for our determination that performing procedures relating to inventory valuation - excess and obsolete inventory is a critical audit matter are there was significant judgment by management to estimate the excess and obsolete inventory provision, including an analysis of forecasted sales. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to test management’s estimates about forecasted sales and in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to inventory valuation and the excess and obsolete inventory provision, including controls over development of the forecasted sales. These procedures also included, among others, testing management’s process for estimating the excess and obsolete inventory provision, including evaluating the appropriateness of the analysis of forecasted sales and testing the completeness, accuracy and relevance of underlying data used in the analysis. Evaluating management’s analysis of forecasted sales involved evaluating whether the assumptions used by management were reasonable considering management’s forecasting accuracy and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 25, 2020

We have served as the Company’s auditor since 2008.

Nevro Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$65,373	$51,266
Short-term investments	172,429	213,281
Accounts receivable, net of allowance for doubtful accounts of $797 and $824 at December 31, 2019 and 2018, respectively	82,833	80,656
Inventories	91,579	92,035
Prepaid expenses and other current assets	9,838	6,621
Total current assets	422,052	443,859
Property and equipment, net	11,766	12,801
Operating lease assets	21,533	—
Other assets	13,338	5,850
Restricted cash	956	606
Total assets	$469,645	$463,116
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,048	$23,505
Accrued liabilities	50,966	38,790
Other current liabilities	3,597	119
Total current liabilities	70,611	62,414
Long-term debt	160,300	152,394
Long-term operating lease liabilities	20,445	—
Other long-term liabilities	1,937	2,825
Total liabilities	253,293	217,633
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2019 and 2018, respectively; zero shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at December 31, 2019 and 2018, respectively; 31,544,361 and 30,263,536 shares issued and outstanding at December 31, 2019 and 2018, respectively	32	30
Additional paid-in capital	626,401	552,612
Accumulated other comprehensive loss	(313)	(1,077)
Accumulated deficit	(409,768)	(306,082)
Total stockholders’ equity	216,352	245,483
Total liabilities and stockholders’ equity	$469,645	$463,116

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue	$390,255	$387,289	$326,674
Cost of revenue	121,905	113,965	98,981
Gross profit	268,350	273,324	227,693
Operating expenses
Research and development	59,017	48,459	37,560
Sales, general and administrative	305,812	266,608	219,712
Total operating expenses	364,829	315,067	257,272
Loss from operations	(96,479)	(41,743)	(29,579)
Interest income	6,020	4,871	3,164
Interest expense	(10,931)	(10,401)	(9,902)
Other income (expense), net	(697)	(1,164)	1,067
Loss before income taxes	(102,087)	(48,437)	(35,250)
Provision for income taxes	1,599	768	1,408
Net loss	(103,686)	(49,205)	(36,658)
Other comprehensive loss:
Changes in foreign currency translation adjustment	449	(37)	(360)
Changes in unrealized gains (losses) on short-term investments, net	315	202	(204)
Net change in other comprehensive loss	764	165	(564)
Comprehensive loss	$(102,922)	$(49,040)	$(37,222)
Net loss per share, basic and diluted	$(3.37)	$(1.64)	$(1.25)
Weighted average number of common shares used to compute basic and diluted net loss per share	30,803,872	30,051,961	29,424,054

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2016	28,886,862	$29	$470,869	$(221,186)	$(678)	$249,034
Exercise of common stock options	707,410	1	7,492	—	—	7,493
Issuance of common stock upon release of restricted stock units	83,121	—	—	—	—	—
Shares withheld for tax obligations	(13,094)	—	(991)	—	—	(991)
Issuance of common stock under employee stock purchase plan	73,262	—	4,697	—	—	4,697
Vesting of early exercised stock options	—	—	7	—	—	7
Stock based compensation	—	—	26,154	—	—	26,154
Net loss	—	—	—	(36,658)	—	(36,658)
Other comprehensive loss	—	—	—	—	(564)	(564)
Balances at December 31, 2017	29,737,561	30	508,228	(257,844)	(1,242)	249,172
Adoption of accounting standard (Note 3)	—	—	—	967	—	967
Exercise of common stock options	247,768	—	3,976	—	—	3,976
Issuance of common stock upon release of restricted stock units	196,274	—	—	—	—	—
Shares withheld for tax obligations	(28,107)	—	(1,742)	—	—	(1,742)
Issuance of common stock under employee stock purchase plan	110,040	—	5,520	—	—	5,520
Stock based compensation	—	—	36,630	—	—	36,630
Net loss	—	—	—	(49,205)	—	(49,205)
Other comprehensive loss	—	—	—	—	165	165
Balances at December 31, 2018	30,263,536	30	552,612	(306,082)	(1,077)	245,483
Exercise of common stock options	828,722	1	28,606	—	—	28,607
Issuance of common stock upon release of restricted stock units	325,839	—	—	—	—	—
Shares withheld for tax obligations	(38,696)	—	(3,057)	—	—	(3,057)
Issuance of common stock under employee stock purchase plan	164,960	1	6,544	—	—	6,545
Stock based compensation	—	—	41,696	—	—	41,696
Net loss	—	—	—	(103,686)	—	(103,686)
Other comprehensive loss	—	—	—	—	764	764
Balances at December 31, 2019	31,544,361	$32	$626,401	$(409,768)	$(313)	$216,352

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(103,686)	$(49,205)	$(36,658)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,563	3,887	2,507
Amortization of operating lease assets	3,237	—	—
Stock-based compensation expense	41,697	36,637	26,143
Accretion of discount on short-term investments	(2,037)	(1,257)	(116)
Provision for (recovery of) doubtful accounts	(27)	(501)	293
Write-down of inventory	1,456	2,005	3,984
Non-cash interest expense	7,912	7,382	6,884
Unrealized gains (losses) on foreign currency transactions	(450)	1,188	(799)
Changes in operating assets and liabilities
Accounts receivable	(2,153)	(12,214)	(13,899)
Inventories	(938)	3,846	(16,297)
Prepaid expenses and other current assets	(3,222)	(767)	(501)
Other assets	514	(2,601)	(892)
Accounts payable	(7,472)	5,170	2,162
Accrued liabilities	13,205	(242)	12,269
Other long-term liabilities	(2,824)	964	647
Net cash used in operating activities	(50,225)	(5,708)	(14,273)
Cash flows from investing activities
Purchases of short-term investments	(211,006)	(213,723)	(287,938)
Proceeds from sales of short-term investments	—	—	5,993
Proceeds from maturity of short-term investments	254,308	228,373	290,341
Investment in private company	(7,500)	—	—
Purchases of property and equipment	(3,472)	(8,217)	(4,327)
Net cash provided by investing activities	32,330	6,433	4,069
Cash flows from financing activities
Minimum tax withholding paid on behalf of employees for net share settlement	(3,057)	(1,742)	(991)
Proceeds from issuance of common stock to employees	35,150	9,496	12,190
Net cash provided by financing activities	32,093	7,754	11,199
Effect of exchange rate changes on cash, cash equivalents and restricted cash	259	(258)	444
Net increase in cash, cash equivalents and restricted cash	14,457	8,221	1,439
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of year	51,872	43,651	42,212
Cash, cash equivalents and restricted cash at end of year	$66,329	$51,872	$43,651
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,338	$1,847	$687
Cash paid for interest	$3,019	$3,019	$3,019
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$285	$245	$592
Vesting of early-exercised stock options	$—	$—	$7

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2019, the Company incurred a net loss of $103.7 million and used $50.2 million of cash in operations. At December 31, 2019, the Company had an accumulated deficit of $409.8 million and does not expect to experience positive cash flows from operations in the immediate future. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering and its June 2015 underwritten public offering, as well as its June 2016 underwritten public offering of convertible senior notes due in 2021. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses to meet its obligations as they become due. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

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

	Years Ended December 31,
	2019	2018	2017
United States	84%	83%	81%

Long-lived assets and operating income outside the United States are not material; therefore, disclosures have been limited to revenue.

Foreign Currency Translation

The Company’s consolidated financial statements are prepared in U.S. dollars (USD). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the monthly average exchange rates during the period when the transaction occurs. The resulting foreign currency translation adjustments from this process are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Unrealized foreign exchange gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the reporting entity are recorded in other income (expense), net. The Company recorded net unrealized foreign currency transaction gains of $1.0 million during the year ended December 31, 2019, losses of $0.6 million during the year ended December 31, 2018 and gains of $0.8 million during the year ended December 31, 2017. Additionally, realized gains and losses resulting from transactions denominated in currencies other than the local currency are recorded in other income (expense), net. The Company recorded realized foreign currency transaction losses of $1.6 million during the year ended December 31, 2019, losses of $0.4 million during the year ended December 31, 2018 and gains of $0.5 million during the year ended December 31, 2017.

To the extent that the Company’s international operations grow, the effect of fluctuations in currency rates will become greater, and the Company will continue to reassess its approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of the Company’s international expansion. To date, the Company has not entered into any foreign currency hedging contracts. Based on its current international structure, the Company does not plan on engaging in hedging activities in the near future.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the years ended December 31, 2019 and 2018, and held cash in foreign banks of approximately $12.1 million and $4.1 million at December 31, 2019 and 2018, respectively, that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

There were no customers that accounted for 10% or more of the Company’s revenue for each of the years ended December 31, 2019, 2018 and 2017.  Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of December 31, 2019 and 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $52.4 million and $15.6 million as of December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of December 31, 2019 and 2018 includes certificates of deposit of $0.6 million representing collateral for the Company’s Redwood City, CA building lease pursuant to an agreement dated March 5, 2015.  Restricted cash as of December 31, 2019 additionally includes certificates of deposit of $0.4 million collateralizing payment of charges related to the Company’s credit cards.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the standard cost method which approximates the first-in, first-out basis. Net realizable value is determined as the prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company regularly reviews inventory quantities compared to forecasted sales to record a provision for excess and obsolete inventory when appropriate. Inventory write-downs are recorded for excess and obsolete inventory. The Company estimates forecasted sales by considering product acceptance in the marketplace, customer demand, historical sales, product obsolescence and technological innovations.

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write-down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, for the year ended December 31, 2019, the Company recognized total write-downs of $1.6 million for its inventories.  For the years ended December 31, 2018 and 2017, the Company recognized total write-downs of $2.0 million and $4.0 million for its inventories. The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives, recorded through December 31, 2019.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. A nominal amount of interest and penalties have been recognized in the statements of operations and comprehensive loss in 2019. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss in 2018 and 2017.

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

The Company’s determination of the fair value of stock options, other than performance-based awards, on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by its common stock price as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected term that options will remain outstanding, the expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

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

The Company also issues stock options and restricted stock units with vesting based upon achievement of specific operational performance criteria. The fair value for these performance-based awards is recognized over the period during which the goals are to be achieved.  Stock-based compensation expense recognized at fair value includes the impact of estimated probability that the goals would be achieved, which is assessed prior to the requisite service period for the specific goals.

The Company additionally grants restricted stock units with vesting based on its stock price performance compared to a specified target composite index over a certain period.  The fair value of these grants is determined by using the Monte Carlo simulation model, which is based on a discounted cash flow approach, and requires inputs such as expected volatility of our stock price, expected volatility of the targeted composite index, correlation between the changes in our stock price and the target composite index, risk-free interest rate and expected dividends.  The expected volatility of our stock and the target composite index is based on the historical data. Correlation is based on the historical relationship between our stock price and the target composite index. The risk-free interest rate is based upon the treasury yield consistent with the vesting term of the grant. The expected dividend yield is zero. Stock-based compensation for these restricted stock units is recognized over the specified performance measurement period.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held. The FASB has also issued several updates to ASU 2016-13.  These ASU’s are effective for public entities for annual periods beginning after December 15, 2019, with early adoption permitted. The Company has not determined the potential effects of the guidance on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. ASU 2019-12 also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public entities for annual periods beginning after December 15, 2020, with early adoption permitted. The Company has not determined the potential effects of the guidance on its consolidated financial statements.

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

Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with warranty obligations continue to be recognized as expense when the products are sold (see Note 7). The Company periodically provides incentive offers, in the form of rebates, to customers based on their aggregate levels of purchases.  Product revenue is recorded net of such incentive offers.

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$326,012	$321,781	$263,462
International	64,243	65,508	63,212
Total revenue	$390,255	$387,289	$326,674

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

The Company has operating leases for office space, warehouse, research and development facilities and equipment. Leases with terms of 12 months or less are not recorded on the balance sheet, as the related lease expenses are recognized on a straight-line basis over the lease term.  The Company accounts for lease components (such as fixed payments) separately from nonlease components (such as common area expenses).  As of December 31, 2019, the Company has leases with remaining terms of less than 3 year to 6 years, some of which may include options to extend the lease term for up to 5 years.

The weighted average lease terms and discounts rates are as follows:

December 31, 2019
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	5.31 years
Weighted-average discount rate	7.0%

As of December 31, 2019, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2020	$4,924
2021	5,073
2022	5,258
2023	5,522
2024	5,687
Thereafter	2,399
Total lease payments	28,863
Less: Interest	(4,920)
Present value of lease liabilities	$23,943

Supplemental lease cost information are as follows (in thousands):

Year Ended
December 31, 2019
Operating lease cost	$4,936

Supplemental balance sheet information are as follows (in thousands):

December 31, 2019
Operating Leases:
Operating lease assets	$21,533

Other current liabilities	$3,498
Long term operating lease liabilities	20,445
Total operating lease liabilities	$23,943

Supplemental cash flow information are as follows (in thousands):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,970

See Note 7 for further details of the Company’s lease commitments.

5. Fair Value Measurements

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

Balance as of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$52,359	$—	$—	$52,359
Agency bonds (iii)	—	17,246	—	17,246
Commercial paper (iii)	—	12,449	—	12,449
Corporate notes (iii)	—	142,734	—	142,734
Total assets	$52,359	$172,429	$—	$224,788

Balance as of December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$15,572	$—	$—	$15,572
Commercial paper (ii)	—	119,602	—	119,602
Corporate notes (ii)	—	111,532	—	111,532
Total assets	$15,572	$231,134	$—	$246,706

(i)	Included in cash and cash equivalents on the consolidated balance sheets.
(ii)	Included in either cash and cash equivalents or short-term investments on the consolidated balance sheets.
(iii)	Included in short-term investments on the consolidated balance sheets.

Convertible Senior Notes

As of December 31, 2019, the fair value of the 1.75% convertible senior notes due 2021 was $232.6 million.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

6. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$17,209	$37	$—	$17,246
Commercial paper	12,425	24	—	12,449
Corporate notes	142,588	150	(4)	142,734
Total securities	$172,222	$211	$(4)	$172,429

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$119,692	$—	$(90)	$119,602
Corporate notes	111,652	—	(120)	111,532
Total securities	$231,344	$—	$(210)	$231,134

Realized gains or losses from the sale of investments and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold was determined based on the specific identification method. The amount of realized gains and realized losses on investments for the periods presented have not been material.

The amortized costs and estimated fair values of the Company’s available-for-sale securities by contractual maturities as of December 31, 2019 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$156,783	$156,985
Amounts after one year through five years	15,439	15,444
Total investment securities	$172,222	$172,429

Inventories (in thousands)

	December 31,
	2019	2018
Raw materials	$26,354	$37,453
Finished goods	65,225	54,582
Total inventories	$91,579	$92,035

Property and Equipment, Net (in thousands)

	December 31,
	2019	2018
Laboratory equipment	$5,733	$2,874
Computer equipment and software	9,909	8,751
Furniture and fixtures	3,898	3,903
Leasehold improvements	4,226	4,218
Construction in process	1,006	1,811
Total	24,772	21,557
Less: Accumulated depreciation and amortization	(13,006)	(8,756)
Property and equipment, net	$11,766	$12,801

Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $4.6 million, $3.9 million and $2.5 million, respectively.

Accrued Liabilities (in thousands)

	December 31,
	2019	2018
Accrued payroll and related expenses	$36,056	$26,792
Accrued professional fees	1,633	1,595
Accrued taxes	2,353	2,506
Accrued clinical and research expenses	2,157	1,105
Accrued interest	243	243
Accrued warranty	1,178	1,236
Accrued other	7,346	5,313
Total accrued liabilities	$50,966	$38,790

7. Commitments and Contingencies

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

See Note 4 for further discussion on Lease Accounting.

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and provides a limited one- to five-year warranty.  Activities related to warranty obligations were as follows (in thousands):

	December 31,
	2019	2018
Beginning Balance	$1,236	$708
Provision for warranty	1,942	2,334
Utilization	(2,000)	(1,806)
Ending Balance	$1,178	$1,236

Supply Agreements

The Company has entered into supply agreements with certain of the Company’s suppliers that required certain minimum annual purchase agreements.  As of December 31, 2019, the Company had minimum annual purchase commitments of $6.2 million due in 2020. For the year ended December 31, 2019, the Company recorded a charge of $3.6 million related to the cancellation of firm purchase commitments for inventory related items.

The Company also entered into a service agreement in January 2020 for which it is committed to pay $2.5 million annually in each of the next five years.

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

Royalties paid during the years ended December 31, 2019, 2018 and 2017 were $3.2 million, $3.1 million and $2.5 million, respectively.

In November 2014, the Company issued Mayo 20,833 shares of common stock owed in connection with the IPO pursuant to the terms of the license, and recorded noncash research and development expense of $0.5 million for the fair value of the shares on the date of issuance.

In July 2017, the Company entered into a license agreement for which it is committed to pay $0.3 million over the remaining term of this license agreement, which ends in 2022.

Contingent Consideration

In February 2019, the Company entered into an agreement with a privately-held company to, among other things, provide the privately-held company financing in the form of a secured convertible note.  Through December 31, 2019, the Company has provided financing totaling $8.5 million in the form of two secured convertible notes. The Company has the obligation to provide additional funding of up to $3.0 million in the form of an additional secured convertible note and takes effect only after the Company exercises its option to make a further investment in the privately-held company that is based on certain development targets.  The agreement additionally provides the Company with the exclusive right, but not the obligation, to acquire the privately-held company.  As of December 31, 2019, the value of the secured convertible notes, measured at amortized cost, is $7.9 million, while the value of certain rights in relation to the agreement, measured at cost and monitored for impairment on an ongoing basis, is $1.0 million.  These amounts are reported in Other Assets on the Condensed Consolidated Balance Sheet.  The accretion of amortized cost is recorded in Interest Income, while any changes in value from impairment assessment are recorded in Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Income.  The Company concluded that the privately-held company is a variable interest entity; however, the Company is not the primary beneficiary as it does not retain power to direct the activities that most significantly impact its economic performance.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2019 and 2018.

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

On July 27, 2018, the parties submitted a joint statement to the Court wherein Boston Scientific asserted to the Court that, with respect to whether any U.S. launch of a high-rate product (such as the Precision with MultiWave and Spectra WaveWriter models used in the ACCELERATE study or any other system that is programmable at any frequency in the range 1.5 to 100 kHz) is imminent, Boston Scientific, as of now, has not decided whether to launch such a product; has not established a timeline for when such a decision might be made, if ever; and has not determined what frequencies would be enabled if it were to decide to launch such a product in the future. Boston Scientific further confirmed its public statements that the ACCELERATE study had been extended into 2019, with an estimated study completion date between April 2019 and November 2019.  On the basis of the foregoing, the parties agreed to dismissal on ripeness grounds of Nevro’s declaratory judgment claims without prejudice, each side to bear its own fees and costs as to these claims, and jointly requested that the Court enter such a dismissal. The dismissal was thereafter entered as a court order on July 31, 2018.  The Company and Boston Scientific are each appealing portions of the Court’s July 24th ruling, and have submitted their respective appeal briefs and replies to the U.S. Court of Appeals for the Federal Circuit.  The appeal was heard on December 2, 2019. The Company is awaiting the ruling from the appeals court.

On December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging the Company’s manufacture, use and sale of the Senza system infringes ten of Boston Scientific’s patents covering spinal cord stimulation technology related to stimulation leads, rechargeable batteries and telemetry. The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. During this litigation, Boston Scientific unilaterally dismissed their assertions with regard to two of the ten patents.  In relation to this lawsuit, the Company filed petitions for inter partes review at the U.S. Patent and Trademark Office (USPTO) against all the eight remaining patents asserted by Boston Scientific.  As a result of those petitions, in February 2019, all of the asserted claims of Boston Scientific’s U.S. Patent Nos. 6,895,280 and 7,587,241 were found invalid by the Patent Trial and Appeal Board (PTAB) at the USPTO. Boston Scientific has appealed these rulings.  The Company and Boston Scientific have submitted their respective appeal briefs and replies to the U.S. Court of Appeals for the Federal Circuit, and are awaiting a hearing date. This patent infringement lawsuit has been stayed pending completion of the inter partes proceedings since June 2018. As of this time, the Company is unable to determine an outcome or potential range of loss.

On April 27, 2018, Boston Scientific filed a second patent lawsuit alleging patent infringement, theft of trade secrets and tortious interference with contract. The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. In relation to this lawsuit, the Company filed petitions for inter partes review at the U.S. Patent and Trademark Office USPTO against seven of the nine patents asserted by Boston Scientific. In January 2020, the PTAB initiated inter partes reviews in all seven of the challenged patents. As of this time, the Company is unable to determine an outcome or potential range of loss.

On August 23, 2018, the Oklahoma Police Pension and Retirement System filed a putative securities class action complaint against the Company and certain individual officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 of the Exchange Act.  The lawsuit, filed in the U.S. District Court for the Northern District of California, seeks unspecified damages and attorneys’ fees based on alleged misleading statements or omissions by the Company and the individual officers regarding the Company’s rights in technology underlying the Senza SCS systems and the termination of the Company’s former Vice President of Worldwide Sales. On November 3, 2018, a related shareholder derivative lawsuit was filed in the United States District Court for the Northern District of California seeking unspecified damages, injunctive relief and attorneys’ fees based on alleged violations of Section 14(a) of the Securities and Exchange Act of 1934, breach of fiduciary duties, unjust enrichment and waste of corporate assets. On August 1, 2019, U.S. District Judge Vince Chhabria granted the Company’s motion to dismiss the pending securities class action complaint, with leave to file an amended complaint within 21 days of the order. The plaintiffs did not file an amended complaint, and on August 23, 2019, the securities class action was dismissed.  On September 6, 2019, the related shareholder derivative lawsuit was voluntarily dismissed

On February 14, 2019, the Company filed a lawsuit for patent infringement against Stimwave Technologies, Inc. (Stimwave) asserting that Stimwave is infringing the Company’s patents covering inventions related to its HF10 therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  In relation to this lawsuit, on July 24, 2019, the court granted Nevro's motion for preliminary injunction, and has issued an order barring Stimwave, and all affiliated persons and entities, from infringing patent claims covering frequencies between 3 kHz and 10 kHz by programming Stimwave's SCS systems to deliver its recently introduced high-frequency, paresthesia-free SCS therapy.  Per Nevro's request, the court order does not enjoin Stimwave from providing follow-up care and programming for any patients who were already programmed with such high frequency therapy.  On July 25, 2019, Stimwave filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit.  The Company and Stimwave have submitted their respective appeal briefs and replies to the appellate court, and are awaiting a hearing date. During the appeal, the litigation in the District of Delaware will continue on the merits.

As of December 31, 2019, the Company did not record a liability, as an outcome or potential loss range cannot be reasonably determined.

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

8. Long-term Debt

1.75% Convertible Senior Notes and Convertible Note Hedge and Warrant Transactions

In June 2016, the Company issued $150.0 million aggregate principal amount of 1.75% convertible senior notes due in June 2021 in a registered underwritten public offering and an additional $22.5 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the 2021 Notes). The interest rates are fixed at 1.75% per annum and are payable semi-annually in arrears on June 1 and

December 1 of each year, commencing on December 1, 2016.  The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $166.2 million.

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  During the three months ended December 31, 2019, the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended March 31, 2020 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of December 31, 2019, the if-converted value of the 2021 Notes did not exceed the principal value of those notes.

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

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	December 31,
	2019	2018
Principal	$172,500	$172,500
Unamortized discount	(10,462)	(17,305)
Unamortized issuance cost	(1,738)	(2,801)
Net carrying amount	$160,300	$152,394

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	December 31,
	2019	2018
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

	Years Ended December 31,
	2019	2018	2017
Contractual interest expense	$3,019	$3,019	$3,019
Amortization of debt discount	6,843	6,432	6,046
Amortization of debt issuance costs	1,063	943	833
Total interest expense related to the 2021 Notes	$10,925	$10,394	$9,898

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

9. Convertible Preferred Stock

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

10. Stock-Based Compensation

Common stock reserved for future issuance as of December 31, 2019 was as follows:

December 31,
2019
Outstanding stock options and restricted stock units	2,934,517
Reserved for grants of future stock options and restricted stock units	3,680,784
Reserved for employee stock purchase plan	1,161,645
Total common stock reserved for future issuance	7,776,946

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

Pursuant to the 2014 Plan, the Company granted performance based stock options to the Company’s former CEO in March 2016. This performance based stock option award is subject to the CEO’s continued service to the Company through each applicable vesting date. If a performance metric is not met within the time limits specified in the award agreements, the shares subject to vesting under the vesting tranche for that performance metric will be cancelled.  Upon the former CEO’s resignation from the Company in March 2019, the unvested shares subject to this award as of the separation date have been cancelled.

A summary of shares available for grant under the Stock Plans is as follows:

Shares Available
for Grant
Balance at December 31, 2016	2,202,239
Additional shares reserved	1,155,474
Shares forfeited for tax	13,094
Options and restricted stock granted	(1,002,063)
Options and restricted stock cancelled	97,502
Balance at December 31, 2017	2,466,246
Additional shares reserved	1,189,502
Shares forfeited for tax	28,107
Options and restricted stock granted	(805,653)
Options and restricted stock cancelled	102,560
Balance at December 31, 2018	2,980,762
Additional shares reserved	1,210,541
Allowance for PSU for overperformance	(277,778)
Shares forfeited for tax	38,696
Options and restricted stock granted	(1,077,178)
Options and restricted stock cancelled	527,963
Balance at December 31, 2019	3,403,006

A summary of stock option activity under the Stock Plans is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2016	2,821,227	$29.85	7.4	$123,425
Options granted	503,690	$74.71
Options exercised	(707,410)	$10.59		$50,971
Options cancelled	(57,535)	$46.83
Outstanding at December 31, 2017	2,559,972	$43.62	7.3	$71,120
Options granted	236,900	$47.96
Options exercised	(247,768)	$16.05		$15,468
Options cancelled	(19,364)	$44.70
Outstanding at December 31, 2018	2,529,740	$46.72	6.7	$21,866
Options granted	244,075	$56.71
Options exercised	(828,722)	$34.52		$42,695
Options cancelled	(298,908)	$66.22
Outstanding at December 31, 2019	1,646,185	$50.80	6.3	$109,870
Options exercisable as of December 31, 2019	1,117,773	$46.70	5.1	$79,186
Options vested, exercisable or expected to vest as of December 31, 2019	1,612,455	$50.66	6.2	$107,839

The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. The weighted-average grant-date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $27.91, $23.27 and $32.35 per share, respectively. The total fair value of options vested during the years ended December 31, 2019, 2018 and 2017 was approximately $8.3 million, $14.0 million and $13.3 million, respectively, based on the grant date fair value.

The options outstanding and vested under the Stock Plans by exercise price, at December 31, 2019, were as follows:

	Options Outstanding			Options Vested
		Weighted Average
		Remaining
	Number	Contractual Term	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$1.44 — $18.00	334,087	3.79	$10.25	334,087	$10.25
$32.51 — $48.44	391,304	7.85	$43.43	159,456	$42.13
$49.94 — $63.23	365,966	4.45	$57.78	352,632	$57.73
$63.39 — $76.81	393,930	8.27	$70.58	155,991	$73.09
$84.30 — $97.52	160,898	7.07	$88.62	115,607	$89.07
$1.44 — $97.52	1,646,185	6.29	$50.80	1,117,773	$46.70

Restricted Stock Units

In 2015, the Company began granting restricted stock units (RSUs) under the 2014 Plan.  Holders of RSUs do not have stockholder rights.  Upon the release of RSUs, the Company issues new common stock from its authorized shares. RSUs generally vest four years from the date of grant.

Pursuant to the 2014 Plan, the Company granted performance based RSUs to the former CEO in March 2016. The performance based RSUs are subject to the former CEO’s continued service to the Company through each applicable vesting date. If a performance metric is not met within the time limits specified in the RSU agreement, the shares subject to vesting under the vesting tranche for that performance metric will be cancelled. Upon the former CEO’s resignation from the Company in March 2019, the unvested shares subject to this award as of the separation date have been cancelled.

In March 2019, the Company granted RSUs to the current CEO, subject to his continued service to the company and based on the total shareholder return of the Company’s common stock price compared to a targeted composite index over a three-year period.  The number of shares to be issued upon vesting of these RSUs range from 0 to 3.5 times the target number of shares granted, depending on the Company’s performance against the targeted composite index.

A summary of RSUs activity under the Stock Plans was as follows:

	Number of	Weighted Average	Aggregate
	Restricted	Grant Date	Intrinsic Value
	Stock Units	Fair Value	(in thousands)
Outstanding at December 31, 2016	345,555	$70.39	$25,108
Restricted stock granted	498,373	$82.60
Restricted stock released	(83,121)	$69.90	$1,175
Restricted stock cancelled	(39,967)	$81.57
Outstanding at December 31, 2017	720,840	$78.26	$49,767
Restricted stock granted	568,753	$68.09
Restricted stock released	(196,274)	$77.43	$968
Restricted stock cancelled	(83,196)	$81.73
Outstanding at December 31, 2018	1,010,123	$72.41	$39,284
Restricted stock granted	833,103	$59.56
Restricted stock released	(325,839)	$70.69	$4,064
Restricted stock cancelled	(229,055)	$70.23
Outstanding at December 31, 2019	1,288,332	$64.92	$151,431
Restricted stock expected to vest as of December 31, 2019	1,190,393	$59.42	$139,919

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

A summary of ESPP activity was as follows:

	December 31,
	2019	2018	2017
Additional shares reserved	302,635	297,375	288,868
Shares issued	164,960	110,040	73,262
Shares available for future issuance	1,161,645	1,023,970	836,635
Employee contributions for shares issued (in thousands)	$6,544	$5,521	$4,697

Early Exercises

Stock options previously granted under the 2007 Plan allowed the Board of Directors to grant awards to provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. There were no unvested shares at December 31, 2019, 2018 and 2017 which were subject to a repurchase right held by the Company. Additionally, as of December 31, 2019 and 2018, there was no cash received related to unvested shares, respectively. Amounts recorded are transferred into common stock and additional paid-in-capital as the shares vest.

Employee Stock-Based Compensation

The Company estimated the fair value of stock options granted to employees and shares purchased by employees under the ESPP using the Black-Scholes option valuation model. The fair value is amortized on a straight-line basis over the requisite service period of the awards, with the exception of performance based stock options whose fair value is recorded as expenses based on the probability that the performance metrics will be achieved. The following assumptions were used in estimating the fair value:

	Years Ended December 31,
	2019	2018	2017
Stock Options:
Expected term (in years)	5.7	5.5	5.5
Expected volatility	51% — 52%	44% — 51%	44% — 46%
Risk-free interest rate	1.4% — 2.6%	2.3% — 2.9%	1.8% — 2.2%
Dividend Yield	0%	0%	0%
ESPP:
Expected term (in years)	0.5	0.5	0.5
Expected volatility	48% — 61%	44% — 57%	36% — 37%
Risk-free interest rate	1.6% — 2.4%	2.1% — 2.5%	1.0% — 1.4%
Dividend Yield	0%	0%	0%

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

The Company accounts for RSUs at their fair value, based on the closing market price of the Company’s common stock on the grant date. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years.

In 2016, the Company granted performance based RSUs to its former CEO that only vest upon the achievement of specific operational performance criteria.  The stock-based compensation for these performance based RSUs are recognized as expenses when it is determined that achieving the performance metrics are probable. Upon the former CEO’s resignation from the Company in March 2019, the unvested shares subject to this award as of the separation date have been cancelled.

In connection with the former CEO’s resignation in March 2019, the Company amended the terms of his then vested nonqualified stock options such that they remain exercisable through the second anniversary of his separation date.  This modification resulted in a charge of $1.6 million in stock-based compensation.

In 2019, the Company granted performance based RSUs to its current CEO that only vest based on the total shareholder return of the Company common stock price relative to that of a specified targeted index.  The fair value of these performance based RSUs is based on the Monte Carlo simulation model using the following assumptions:

Years Ended December 31,
2019
Index volatility	36%
Company volatility	45%
Risk-free interest rate	2.4%
Correlation with index	0.28
Dividend Yield	0%

A summary of pre-tax stock-based compensation expense by line items in the consolidated statements of operations was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of revenue	$3,061	$2,656	$1,878
Research and development	6,323	5,871	4,601
Sales, general and administrative	32,313	28,110	19,664
Total stock-based compensation expense	$41,697	$36,637	$26,143

A summary of pre-tax stock-based compensation expense by category was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Stock options	$10,312	$13,765	$13,412
Restricted stock units	28,845	21,006	11,197
Employee stock purchase plan	2,540	1,866	1,534
Total stock-based compensation expense	$41,697	$36,637	$26,143

As of December 31, 2019, total stock-based compensation expense not yet recognized, net of estimated forfeitures, were as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization Period
	(in thousands)	(in years)
Stock options	$14,720	2.7
Restricted stock units	62,680	2.6
Employee stock purchase plan	1,262	0.4

11. Income Taxes

The components of the Company’s income / (loss) before income taxes were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Domestic	$(106,010)	$(52,755)	$(39,370)
Foreign	3,923	4,318	4,120
Total loss before income taxes	$(102,087)	$(48,437)	$(35,250)

The components of the expense / (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$(103)	$—	$—
State	187	220	170
Foreign	1,644	1,477	1,238
Total current income tax expense / (benefit)	1,728	1,697	1,408

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(129)	(929)	—
Total deferred income tax expense / (benefit)	(129)	(929)	—

Total income tax expense / (benefit)	$1,599	$768	$1,408

Income tax expense differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended December 31,
	2019	2018	2017
Tax at statutory federal rate	21.0%	21.0%	34.0%
State tax, net of federal benefit	(0.1)%	(0.4)%	(0.4)%
Foreign rate differential	(0.7)%	(1.0)%	0.5%
Tax credits	3.0%	2.8%	4.5%
Excess tax benefits related to stock-based compensation	3.8%	2.0%	21.5%
Effect of Tax Cuts and Jobs Act of 2017	—%	—%	(121.1)%
Change in valuation allowance	(26.4)%	(21.2)%	61.4%
Other	(2.2)%	(4.9)%	(4.4)%
Total	(1.6)%	(1.7)%	(4.0)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
	(in thousands)
Net operating loss carryforwards	$94,680	$68,552
Tax credits	17,095	12,451
Depreciation	463	339
Stock-based compensation	9,372	10,770
Accruals and reserves	9,569	7,507
Lease liabilities	5,887	—
Other	1,096	2,057
Deferred tax assets	138,162	101,676

Right of use asset	(5,294)	—
Deferred tax liabilities	(5,294)	—

Valuation allowance	(131,807)	(100,747)

Net deferred tax assets	$1,061	$929

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, substantially all of the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $31.1 million and $12.6 million for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had federal net operating loss carryforwards (NOLs) of approximately $398.5 million, of which $139.5 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the 2017 Tax Act, as well as state NOLs of approximately $194.8 million, of which $22.1 million may be carried forward indefinitely. If not utilized, the remaining federal NOLs will begin to expire in 2026, and the remaining state NOLs will begin to expire in 2020.

As of December 31, 2019, the Company had research and development credit carryforwards of approximately $13.7 million and $9.2 million for federal and California state income tax purposes, respectively. The federal credit carryforward begins expiring in 2026, and the state credits carry forward indefinitely.

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

The Company had unrecognized tax benefits (UTBs) of approximately $7.4 million as of December 31, 2019. The following table summarizes the activity related to UTBs (in thousands):

Balance at December 31, 2016	$3,384
Increases related to current year tax provisions	790
Increases related to prior year tax provisions	193
Decreases related to prior year tax provisions	(134)
Balance at December 31, 2017	4,233
Increases related to current year tax provisions	893
Increases related to prior year tax provisions	80
Decreases related to prior year tax provisions	(6)
Balance at December 31, 2018	5,200
Increases related to current year tax provisions	1,611
Increases related to prior year tax provisions	572
Decreases related to prior year tax provisions	—
Balance at December 31, 2019	$7,383

If these UTBs were recognized, approximately $7.4 million would affect the effective tax rate before consideration of the valuation allowance. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months.

In accordance with ASC 740, Income Taxes, the Company is classifying interest and penalties as a component of tax expense. There was a nominal amount of interest and penalties accrued at December 31, 2019.  There were no interest or penalties accrued at December 31, 2018 and December 31, 2017.

The Company files U.S. federal and state income tax and foreign income tax returns with varying statues of limitations. The Company’s U.S. federal and state tax years from inception in 2006 will remain open to examination due to the carryover of the unused NOLs and tax credits. The Company does not have any tax audits or other proceedings pending.

12. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended December 31,
	2019	2018	2017
Net loss	$(103,686)	$(49,205)	$(36,658)
Weighted average shares outstanding	30,803,872	30,051,961	29,424,360
Less: weighted average shares subject to repurchase	—	—	(306)
Weighted average shares used to compute basic and diluted net loss per share	30,803,872	30,051,961	29,424,054
Net loss per share, basic and diluted	$(3.37)	$(1.64)	$(1.25)

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

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding:

	December 31,
	2019	2018	2017
Unreleased restricted stock	1,288,332	1,010,123	720,840
Options to purchase common stock	1,646,185	2,529,740	2,559,972
Convertible senior notes	1,790,033	1,790,033	1,790,033
Warrants related to the issuance of convertible senior notes	1,790,033	1,790,033	1,790,033
Total	6,514,583	7,119,929	6,860,878

Additionally, since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $96.37 per share for the 2021 Notes. Although this condition was met in the three months ended December 31, 2019, the Company excluded the potential shares issuable upon conversion of the 2021 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive due to the net loss position of the Company during this period. In connection with the issuance of the 2021 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2021 Notes.

13. Employee Benefit Plan.

In 2007, the Company adopted a 401(K) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.  In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k)

plan.  For the years ended December 31, 2019, 2018 and 2017, the Company recorded expenses of $3.1 million, $2.5 million and $2.2 million for matching contributions, respectively.

14. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
	(in thousands, except per share data)
Total revenue	$114,374	$100,162	$93,571	$82,148
Gross profit	$81,258	$69,940	$63,943	$53,209
Loss from operations	$(11,681)	$(15,984)	$(26,560)	$(42,254)
Net loss	$(13,742)	$(17,847)	$(28,021)	$(44,076)
Net loss per share, basic and diluted	$(0.44)	$(0.58)	$(0.91)	$(1.45)
Shares used in computing net loss per common share, basic and diluted	31,233,416	30,929,938	30,677,567	30,363,623

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
	(in thousands, except per share data)
Total revenue	$107,944	$95,630	$96,080	$87,635
Gross profit	$76,154	$67,248	$67,921	$62,001
Loss from operations	$(8,603)	$(9,237)	$(8,201)	$(15,702)
Net loss	$(9,607)	$(11,265)	$(10,620)	$(17,713)
Net loss per share, basic and diluted	$(0.32)	$(0.37)	$(0.35)	$(0.59)
Shares used in computing net loss per common share, basic and diluted	30,214,454	30,123,188	30,028,985	29,836,277

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management assessed our internal control over financial reporting as of December 31, 2019, the end the period covered by this Annual Report. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Significant Employee and Non-Employee Directors of the Registrant

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2020 Annual Meeting of Stockholders (or the Proxy Statement).

We have adopted a written code of conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The text of our code of business conduct and ethics has been posted on our website at http://www.nevro.com. We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at the website address specified above.

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

3.	Exhibits

See Exhibit Index below.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	11/12/2014	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	5/24/2019	3.1

3.2	Amended and Restated Bylaws of Nevro Corp.	8-K	11/12/2014	3.1

3.2(b)	Amendment to Amended and Restated Bylaws of Nevro Corp.	8-K	5/24/2019	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

4.6	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X

10.1†	Amended and Restated License Agreement, dated October 2, 2006, by and among the Company and Mayo Foundation for Medical Education and Research, Venturi Group, LLC.	S-1/A	10/15/2014	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.2(a)†	Stellar Manufacturing Agreement, dated as of July 1, 2009, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(a)

10.2(b)†	First Amendment to Stellar Manufacturing Agreement, dated as of July 1, 2014, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(b)

10.2(c)†	Second Amendment to Stellar Manufacturing Agreement, dated as of January 28, 2016, by and between the Company and Stellar Technologies, Inc.	10-K	2/29/2016	10.2(c)

10.3†	Supply Agreement, dated as of July 23, 2014 by and between the Company and Pro-Tech Design and Manufacturing, Inc.	S-1/A	10/15/2014	10.3

10.4(a)†	Supply Agreement, dated April 1, 2012, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(a)

10.4(b)†	Amendment to Supply Agreement, dated as of March 20, 2013, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(b)

10.5(a)†	Product Supply and Development Agreement, dated as of April 15, 2009, by and between the Company and EaglePicher Medical Power LLC.	S-1/A	10/15/2014	10.5

10.5(b)†	First Amendment to the Product Supply and Development Agreement, dated as of March 4, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	3/18/2015	10.5(b)

10.5(c)†	Second Amendment to the Product Supply and Development Agreement, dated as of October 23, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	2/29/2016	10.5(c)

10.5(d)	Third Amendment to the Product Supply and Development Agreement, dated as of September 15, 2017, by and between the Company and EaglePicher Medical Power LLC.	10-Q	11/6/2017	10.1

10.6(a)	Amended and Restated Registration Rights Agreement, dated February 8, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(a)

10.6(b)	Amendment to Amended and Restated Registration Rights Agreement, dated March 5, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(b)

10.6(c)	Second Amendment to Amended and Restated Registration Rights Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.6(c)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.7(a)	Multi-Tenant Space Lease, dated as of March 15, 2010, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(a)

10.7(b)	First Amendment to Lease, dated as of October 18, 2012, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(b)

10.7(c)	Second Amendment to Lease, dated as of February 18, 2015, by and between Deerfield Campbell LLC and the Company.	10-K	3/18/2015	10.7(c)

10.8(a)#	Nevro Corp. 2007 Stock Incentive Plan, as amended as of March 5, 2013.	S-1	10/03/2014	10.8(a)

10.8(b)#	Form of Incentive Stock Option Agreement (ISO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(b)

10.8(c)#	Form of Non-Incentive Stock Option Agreement (NSO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(c)

10.8(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(d)

10.9(a)#	Nevro Corp. 2014 Equity Incentive Award Plan.	S-8	11/12/2014	99.2(a)

10.9(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(b)

10.9(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(c)

10.9(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(d)

10.10#	Nevro Corp. 2014 Employee Stock Purchase Plan.	S-8	11/12/2014	99.3

10.11#	Form of Indemnification Agreement for directors and officers.	S-1/A	10/10/2014	10.11

10.12#	Amended and Restated Company Bonus Plan.	10-Q	5/7/2018	10.1

10.13#	Nevro Corp. Non-Employee Director Compensation Program, as amended.	10-Q	8/8/2019	10.2

10.14#	Employment Agreement by and between D. Keith Grossman and the Company, effective as of March 19, 2019.	10-Q	5/9/2019	10.1

10.15#	Offer Letter, dated as of October 9, 2012, by and between Rami Elghandour and the Company.	S-1	10/03/2014	10.13

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.15(b)#	Employment Agreement, effective as of June 1, 2016, by and between Rami Elghandour and the Company.	10-Q	5/9/2016	10.3

10.15(c)#	Separation Agreement, dated March 18, 2019, by and between Rami Elghandour and the Company.	10-Q	5/9/2019	10.2

10.16#	Offer Letter, dated as of May 12, 2010, by and between Andrew H. Galligan and the Company.	S-1	10/03/2014	10.14

10.17(a)	Amended and Restated Stockholders’ Agreement, dated February 8, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(a)

10.17(b)	Amendment to Amended and Restated Stockholders’ Agreement, dated March 5, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(b)

10.17(c)	Second Amendment to Amended and Restated Stockholders’ Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.18(c)

10.18(a)#	Form of Amended and Restated Change in Control Severance Agreement for certain executive officers.	10-Q	5/9/2016	10.4

10.18(b)#	Amended and Restated Change in Control Severance Agreement, dated as of June 5, 2019, by and between Andrew Galligan and the Company.	10-Q	8/8/2019	10.1

10.18(c)#	Amended and Restated Change in Control Severance Agreement, dated as of July 22, 2019, by and between Doug Alleavitch and the Company.	10-Q	11/6/2019	10.1

10.18(d)#	Amended and Restated Change in Control Severance Agreement, dated as of July 22, 2019, by and between Patrick Schmitz and the Company.	10-Q	11/6/2019	10.3

10.18(e)#	Amended and Restated Change in Control Severance Agreement, dated as of August 3, 2016, by and between Christofer Christoforou and the Company.	10-K	2/22/2018	10.18(e)

10.18(f)#	Amended and Restated Change in Control Severance Agreement, dated as of July 22, 2019, by and between Kashif Rashid and the Company.	10-Q	11/6/2019	10.2

10.18(g)#	Change in Control Severance Agreement, dated as of September 16, 2019, by and between Niamh Pellegrini and the Company.				X

10.19(a)†	Supply Agreement, dated March 13, 2015, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K/A	5/29/2015	10.22

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.19(b)†	Supply Agreement, effective as of November 11, 2016, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K	2/23/2017	10.22(b)

10.19(c)†	First Amendment to Supply Agreement, effective as of April 30, 2019, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-Q	8/8/2019	10.3

10.20(a)	Lease Agreement, dated as of March 5, 2015, by and between the Company and Westport Office Park, LLC.	10-K	3/18/2015	10.23

10.20(b)	First Amendment to Lease, effective as of December 9, 2016, by and between the Company and Westport Office Park, LLC.	10-K	2/23/2017	10.23(b)

10.20(c)	Second Amendment to Lease, effective as of April 13, 2017, by and between the Company and Westport Office Park, LLC.	10-Q	8/7/2017	10.1

10.20(d)	Third Amendment to Lease, effective as of December 6, 2017, by and between the Company and Westport Office Park, LLC.	10-K	2/22/2018	10.21(d)

10.21#	Offer Letter, dated as of March 30, 2015, by and between the Company and Doug Alleavitch.	8-K	4/9/2015	10.1

10.21(b)#	Transition and Separation Agreement, dated as of January 7, 2020, by and between the Company and Doug Alleavitch.				X

10.22(a)†	Manufacturing and Supply Agreement, dated as of December 18, 2015, by and between the Company and Vention Medical Design and Development, Inc.	10-K	2/29/2016	10.25

10.22(b)†	First Amendment to the Manufacturing and Supply Agreement, dated as of September 30, 2017, by and between the Company and Vention Medical Design and Development, Inc.	10-Q	11/6/2017	10.2

10.22(c)†	Second Amendment to the Manufacturing and Supply Agreement, dated April 2018, by and between the Company and Nordson MEDICAL Design and Development, Inc., fka Vention Medical Design and Development, Inc.	10-Q	8/2/2018	10.2

10.23	Settlement Agreement, dated March 19, 2019, by and among Broadfin Capital, LLC and certain of its affiliates named therein and the Company.	8-K	3/20/2019	10.1

10.24	Letter Agreement, dated June 7, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.25	Letter Agreement, dated June 7, 2016, between Bank of America, N.A. and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.2

10.26	Letter Agreement, dated June 7, 2016, between Goldman, Sachs & Co. and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.3

10.27	Letter Agreement, dated June 7, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.4

10.28	Letter Agreement, dated June 7, 2016, between Bank of America, N.A. and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.5

10.29	Letter Agreement, dated June 7, 2016, between Goldman, Sachs & Co. and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.6

10.30	Letter Agreement, dated June 8, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.7

10.31	Letter Agreement, dated June 8, 2016, between Bank of America, N.A. and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.8

10.32	Letter Agreement, dated June 8, 2016, between Goldman, Sachs & Co. and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.9

10.33	Letter Agreement, dated June 8, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.10

10.34	Letter Agreement, dated June 8, 2016, between Bank of America, N.A. and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.11

10.35	Letter Agreement, dated June 8, 2016, between Goldman, Sachs & Co. and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.12

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance.				X

101.SCH	XBRL Taxonomy Extension Schema.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.
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

February 25, 2020:

NEVRO CORP.

By:	/s/ D. Keith Grossman
D. Keith Grossman President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of D. Keith Grossman and Andrew H. Galligan his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Keith Grossman	Chief Executive Officer	February 25, 2020
D. Keith Grossman	(Principal Executive Officer)

/s/ ANDREW H. GALLIGAN	Chief Financial Officer	February 25, 2020
Andrew H. Galligan	(Principal Financial and Accounting Officer)

/s/ MICHAEL DEMANE	Lead Director	February 25, 2020
Michael DeMane

/s/ FRANK FISCHER	Director	February 25, 2020
Frank Fischer

/s/ WILFRED E. JAEGER	Director	February 25, 2020
Wilfred E. Jaeger, M.D.

/s/ SHAWN T MCCORMICK	Director	February 25, 2020
Shawn T McCormick

/s/ KEVIN O’BOYLE	Director	February 25, 2020
Kevin O’Boyle

/s/ KAREN PRANGE	Director	February 25, 2020
Karen Prange

Signature	Title	Date

/s/ BRAD H. VALE	Director	February 25, 2020
Brad H. Vale, Ph.D., D.V.M

/s/ ELIZABETH WEATHERMAN	Director	February 25, 2020
Elizabeth Weatherman