Form 10-Q
period 2020-03-31
NEVRO CORP
filed 2020-05-05
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 27, 2020, there were 33,998,250 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$136,296	$65,373
Short-term investments	111,207	172,429
Accounts receivable, net of allowance for doubtful accounts of $1,376 and $797 at March 31, 2020 and December 31, 2019, respectively	64,682	82,833
Inventories	92,983	91,579
Prepaid expenses and other current assets	8,392	9,838
Total current assets	413,560	422,052
Property and equipment, net	11,161	11,766
Operating lease assets	20,707	21,533
Other assets	13,577	13,338
Restricted cash	956	956
Total assets	$459,961	$469,645
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$19,883	$16,048
Accrued liabilities	37,337	50,966
Other current liabilities	3,689	3,597
Total current liabilities	60,909	70,611
Long-term debt	162,371	160,300
Long-term operating lease liabilities	19,551	20,445
Other long-term liabilities	2,050	1,937
Total liabilities	244,881	253,293
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; zero shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at March 31, 2020 and December 31, 2019; 32,023,572 and 31,544,361 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	32	32
Additional paid-in capital	651,061	626,401
Accumulated other comprehensive loss	(1,357)	(313)
Accumulated deficit	(434,656)	(409,768)
Total stockholders’ equity	215,080	216,352
Total liabilities and stockholders’ equity	$459,961	$469,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$87,467	$82,148
Cost of revenue	26,920	28,939
Gross profit	60,547	53,209
Operating expenses
Research and development	12,212	14,135
Sales, general and administrative	71,402	81,328
Total operating expenses	83,614	95,463
Loss from operations	(23,067)	(42,254)
Interest income	1,264	1,549
Interest expense	(2,826)	(2,688)
Other income (expense), net	47	(343)
Loss before income taxes	(24,582)	(43,736)
Provision for income taxes	306	340
Net loss	(24,888)	(44,076)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(829)	276
Changes in unrealized gains on short-term investments, net	(215)	245
Net change in other comprehensive loss	(1,044)	521
Comprehensive loss	$(25,932)	$(43,555)
Net loss per share, basic and diluted	$(0.78)	$(1.45)
Weighted average number of common shares used to compute basic and diluted net loss per share	31,839,812	30,363,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three months ended March 31, 2020

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2019	31,544,361	$32	$626,401	$(409,768)	$(313)	$216,352
Exercise of common stock options	390,476	—	17,364	—	—	17,364
Issuance of common stock upon release of restricted stock units	74,668	—	—	—	—	—
Shares withheld for tax obligations	14,067	—	(1,187)	—	—	(1,187)
Stock based compensation	—	—	8,483	—	—	8,483
Net loss	—	—	—	(24,888)	—	(24,888)
Other comprehensive loss	—	—	—	—	(1,044)	(1,044)
Balances at March 31, 2020	32,023,572	32	651,061	(434,656)	(1,357)	215,080

For the three months ended March 31, 2019

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2018	30,263,536	$30	$552,612	$(306,082)	$(1,077)	$245,483
Exercise of common stock options	105,462	—	1,928	—	—	1,928
Issuance of common stock upon release of restricted stock units	83,008	—	—	—	—	—
Shares withheld for tax obligations	(4,237)	—	(154)	—	—	(154)
Stock based compensation	—	—	10,397	—	—	10,397
Net loss	—	—	—	(44,076)	—	(44,076)
Other comprehensive loss	—	—	—	—	521	521
Balances at March 31, 2019	30,447,769	30	564,783	(350,158)	(556)	214,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(24,888)	$(44,076)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,296	1,085
Amortization of operating lease assets	826	823
Stock-based compensation expense	8,489	10,402
Accretion of discount on short-term investments	(121)	(791)
Provision for doubtful accounts	583	427
Write-down of inventory	432	3,811
Non-cash interest expense	2,071	1,933
Unrealized (gains) losses on foreign currency transactions	(126)	(66)
Changes in operating assets and liabilities
Accounts receivable	16,912	11,213
Inventories	(1,863)	(968)
Prepaid expenses and other current assets	1,436	(1,551)
Other assets	(238)	(30)
Accounts payable	4,728	(305)
Accrued liabilities	(13,937)	(3,056)
Other long-term liabilities	(781)	(558)
Net cash used in operating activities	(5,181)	(21,707)
Cash flows from investing activities
Purchases of short-term investments	(21,851)	(104,443)
Proceeds from maturity of short-term investments	82,975	119,864
Investment in private company	—	(5,500)
Purchases of property and equipment	(830)	(580)
Net cash provided by (used in) investing activities	60,294	9,341
Cash flows from financing activities
Minimum tax withholding paid on behalf of employees for net share settlement	(1,187)	(154)
Proceeds from issuance of common stock to employees	17,365	1,928
Net cash provided by financing activities	16,178	1,774
Effect of exchange rate changes on cash and cash equivalents	(368)	30
Net increase (decrease) in cash, cash equivalents and restricted cash	70,923	(10,562)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	66,329	51,872
Cash, cash equivalents and restricted cash at end of period	$137,252	$41,310
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$159	$165

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

Since inception, the Company has cumulatively incurred net losses and negative cash flows from operations. During the year ended December 31, 2019, the Company incurred a net loss of $103.7 million and used $50.2 million of cash in operations. For the three months ended March 31, 2020, the Company incurred a net loss of $24.9 million and used $5.2 million of cash in operations. At March 31, 2020 and December 31, 2019, the Company had an accumulated deficit of $434.7 million and $409.8 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due 2021.  Additionally, in April 2020, the Company issued a total of $189.8 million aggregate principal amount of convertible senior notes due 2025.  The total net proceeds from this debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $183.7 million. Concurrent with this debt offering, the Company also completed an underwritten public offering for 1,868,750 shares of its common stock, from which the Company received cash proceeds of $147.2 million, net of underwriting discounts and commissions and offering costs. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 25, 2020. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2020, and the results of its operations and cash flows for the three months ended March 31, 2020 and 2019. All such adjustments are of a normal and recurring nature. The interim financial data as of March 31, 2020 is not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any future period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019 included in the Annual Report.

2. Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Other Risks and Uncertainties

The Company is subject to risks related to the public health crises such as the global pandemic associated with COVID-19, which has spread to most countries and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations and revenues and overall financial condition by significantly decreasing the number of Senza systems procedures performed. The number of Senza systems procedures performed, similar to other elective surgical procedures, has significantly decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will significantly reduce our revenue while the pandemic continues.

In addition, the Company is also subject to risks common to medical device companies, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, manufacturing quality and scaling, continued reimbursement from third-party payors, uncertainty of market acceptance of products and the need to obtain additional financing. The Company is dependent on third-party manufacturers and suppliers, which, in some cases, are sole- or single-source suppliers.

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

	Three Months Ended
	March 31,
	2020	2019
United States	86%	80%

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

	Three Months Ended
	March 31,
	2020	2019
Net unrealized foreign currency gain (loss)	$215	$17
Net realized foreign currency gain (loss)	(150)	(311)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States and is in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended March 31, 2020 and December 31, 2019.  The Company also held cash in foreign banks of approximately $8.4 million at March 31, 2020 and $12.1 million at December 31, 2019 that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

During the three months ended March 31, 2020 and 2019, no single customer accounted for 10% or more of the Company’s revenue. As of March 31, 2020 and December 31, 2019, no single customer accounted for 10% or more of the accounts receivable balance.

Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. The Company adopted Topic 326 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The Company did not have any cumulative-effect adjustments.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $55.4 million and $52.4 million as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of March 31, 2020 and December 31, 2019 consists of a letter of credit of $0.6 million representing collateral for the Company’s Redwood City, California building lease pursuant to an agreement dated March 5, 2015 and certificates of deposit of $0.4 million, representing collateral for charges related to certain of the Company’s credit cards.

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

The Company’s investment securities at any point in time may include agency bonds, commercial paper, corporate notes and money market funds. The Company segments its investment portfolio based on security type and the underlying risk profiles of the securities.  The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions and credit ratings.

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write-down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total write-downs of $0.4 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.  The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

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

Allowance for Doubtful Accounts

The Company makes estimates of the collectability of accounts receivable.  In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  As of March 31, 2020, the Company recognized a year-to-date bad debt expense of $0.6 million.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through March 31, 2020.

Income Taxes

During the three ended March 31, 2020 and 2019, the Company calculated its interim tax provision to record taxes incurred on a discrete basis due to the variability of taxable income in the jurisdictions in which it operates. The provision for income taxes for the three months ended March 31, 2020 and 2019 is primarily comprised of foreign and state taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdiction.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019.

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

In March 2020, the Company granted PSUs to certain members of the management team.  The number of shares to be issued upon vesting is based on the total shareholder return of the Company’s common stock compared to the Index, as well as certain performance criteria related to a specific financial target over the span of a two-year performance period. These PSUs may become eligible for vesting before the end of the two-year performance period. The Company has and will assess the achievement status of these PSUs on a quarterly basis and records the related stock-based compensation expenses based on the estimated achievement payout.  For the three months ended March 31, 2020, the Company determined that the achievement status for these PSUs was not possible, and therefore recorded no stock-based compensation expenses related to these grants.

All granted PSUs are subject to the grantees’ continued service to the Company through the applicable vesting date. If the performance metrics are not met within the specified time limits, the PSUs will be canceled.  The fair value of the PSUs is determined on the date of grant using a Monte Carlo simulation model, which is based on a larger number of possible stock price outcomes for the Company’s stock and the Index.  The use of the Monte Carlo simulation model requires the input of certain assumptions, including the expected stock price volatility of the Company and members of the Index, correlation between changes in the stock price of the Company and members of the Index, risk-free interest rate and expected dividends, as applicable.  The fair value of the PSUs is recognized over the specified measurement period on a straight-line basis.

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

The Company has operating leases for office space, warehouse, research and development facilities and equipment. Leases with terms of 12 months or less are not recorded on the balance sheet, as the related lease expenses are recognized on a straight-line basis over the lease term.  The Company accounts for lease components (such as fixed payments) separately from nonlease components (such as common area expenses).  As of March 31, 2020, the Company has leases with remaining terms of less than 2 years to 6 years, some of which may include options to extend the lease term for up to 5 years.

The weighted average lease terms and discounts rates are as follows:

	March 31, 2020	December 31, 2019
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	5.06 years	5.31 years
Weighted-average discount rate	7.0%	7.0%

As of March 31, 2020, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2020, remaining months	$3,713
2021	5,073
2022	5,258
2023	5,522
2024	5,688
Thereafter	2,399
Total lease payments	27,653
Less: Interest	(4,512)
Present value of lease liabilities	$23,141

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$1,234	$1,274

Supplemental balance sheet information are as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating Leases:
Operating lease assets	$20,707	$21,533

Other current liabilities	$3,590	$3,498
Long term operating lease liabilities	19,551	20,445
Total operating lease liabilities	$23,141	$23,943

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,210	$915

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

Balance as of March 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$55,412	$—	$—	$55,412
Agency bonds (iii)	—	13,067	—	13,067
Commercial paper (ii)	—	74,363	—	74,363
Corporate notes (ii)	—	83,043	—	83,043
Total assets	$55,412	$170,473	$—	$225,885

Balance as of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$52,359	$—	$—	$52,359
Agency bonds (iii)	—	$17,246	—	17,246
Commercial paper (iii)	—	12,449	—	12,449
Corporate notes (iii)	—	142,734	—	142,734
Total assets	$52,359	$172,429	$—	$224,788

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.
(iii)	Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of March 31, 2020 and December 31, 2019, the fair value of the 1.75% convertible senior notes due 2021 was $202.2 million and $232.6 million, respectively.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7).

5. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$12,972	$95	$—	$13,067
Commercial paper (i)	74,354	10	(1)	74,363
Corporate notes (i)	83,155	40	(152)	83,043
Total securities	$170,481	$145	$(153)	$170,473

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$17,209	$37	$—	$17,246
Commercial paper	$12,425	$24	$—	12,449
Corporate notes	142,588	150	(4)	142,734
Total securities	$172,222	$211	$(4)	$172,429

(i)	Includes $50.0 million of commercial paper and $9.3 million of corporate notes that is classified as cash and cash equivalents on the condensed consolidated balance sheets.

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of March 31, 2020 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$170,481	$170,473
Amounts maturing after one year through five years	—	—
Total investment securities	$170,481	$170,473

Inventories (in thousands)

	March 31,	December 31,
	2020	2019
Raw materials	$22,751	$26,354
Finished goods	70,232	65,225
Total inventories	$92,983	$91,579

Property and Equipment, Net (in thousands)

	March 31,	December 31,
	2020	2019
Laboratory equipment	$5,841	$5,733
Computer equipment and software	10,281	9,909
Furniture and fixtures	3,918	3,898
Leasehold improvements	4,226	4,226
Construction in process	1,169	1,006
Total	25,435	24,772
Less: Accumulated depreciation and amortization	(14,274)	(13,006)
Property and equipment, net	$11,161	$11,766

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Depreciation and amortization expense	$1,296	$1,085

Accrued Liabilities (in thousands)

	March 31,	December 31,
	2020	2019
Accrued payroll and related expenses	$22,738	$36,056
Accrued professional fees	2,041	1,633
Accrued taxes	2,117	2,353
Accrued clinical and research expenses	1,716	2,157
Accrued interest	998	243
Accrued warranty	1,192	1,178
Accrued other	6,535	7,346
Total accrued liabilities	$37,337	$50,966

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

See Note 3 for further discussion on Lease Accounting.

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and has a limited one- to five-year warranty to most customers.  Activities related to warranty obligations were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Beginning balance	$1,178	$1,236
Provision for warranty	432	465
Utilization	(418)	(394)
Ending balance	$1,192	$1,307

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

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Royalty expense	$744	$657

Contingent Consideration

In February 2019, the Company entered into an agreement with a privately-held company to, among other things, provide the privately-held company financing in the form of a secured convertible note.  Through March 31, 2020, the Company has provided financing totaling $8.5 million in the form of two secured convertible notes. The Company has the obligation to provide additional funding of up to $3.0 million in the form of an additional secured convertible note, which takes effect only after the Company exercises its option to make a further investment in the privately-held company that is based on certain development targets. The agreement additionally provides the Company with the exclusive right, but not the obligation, to acquire the privately-held company.  As of March 31, 2020, the value of the secured convertible note, measured at amortized cost, is $8.0 million, while the value of certain rights in relation to the agreement, measured at cost and monitored for impairment on an ongoing basis, is $1.0 million.  These amounts are reported in Other Assets on the Condensed Consolidated Balance Sheet.  The accretion of amortized cost is recorded in Interest Income, while any changes in value from impairment assessment are recorded in Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Income.  The Company concluded that the privately-held company is a variable interest entity, however the Company is not the primary beneficiary as it does not retain power to direct the activities that most significantly impact its economic performance.

In April 2020, the Company elected not to exercise its option to make a further investment in the privately-held company pursuant to the agreement.  In connection with this decision, the Company no longer has the exclusive right to acquire the privately-

held company.  As a result, the Company will record an impairment charge of $1.0 million related to the value of the right to acquire the privately-held company in the three months ended June 30, 2020.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at March 31, 2020 and December 31, 2019.

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

On July 27, 2018, the parties submitted a joint statement to the Court wherein Boston Scientific asserted to the Court that, with respect to whether any U.S. launch of a high-rate product (such as the Precision with MultiWave and Spectra WaveWriter models used in the ACCELERATE study or any other system that is programmable at any frequency in the range 1.5 to 100 kHz) is imminent, Boston Scientific, as of now, has not decided whether to launch such a product; has not established a timeline for when such a decision might be made, if ever; and has not determined what frequencies would be enabled if it were to decide to launch such a product in the future. Boston Scientific further confirmed its public statements that the ACCELERATE study has been extended into 2019, with an estimated study completion date between April 2019 and November 2019.  On the basis of the foregoing, the parties agreed to dismissal on ripeness grounds of the Company’s declaratory judgment claims without prejudice, each side to bear its own fees and costs as to these claims, and jointly requested that the Court enter such a dismissal. The dismissal was thereafter entered as a court order on July 31, 2018.  The Company and Boston Scientific each appealed portions of the District Court’s July 24th ruling to the

U.S. Court of Appeals for the Federal Circuit.  On April 9, 2020, the Federal Circuit returned its ruling, which vacated and remanded the District Court’s judgment of invalidity.  As a result of the Federal Circuit’s ruling, the claims invalidated by the District Court have been reinstated, and thus all of the Company’s asserted claims remain valid and enforceable.  The litigation is expected to be remanded to the District Court for further proceedings.

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

On April 27, 2018, Boston Scientific filed a second patent lawsuit alleging patent infringement, theft of trade secrets and tortious interference with contract. The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. In relation to this lawsuit, the Company filed petitions for inter partes review at the PTAB against seven of the nine patents asserted by Boston Scientific.  In January 2020, the PTAB initiated inter partes reviews in all seven of the challenged patents.  As of this time, the Company is unable to determine an outcome or potential range of loss.

On February 14 2019, the Company filed a lawsuit for patent infringement against Stimwave Technologies, Inc. (Stimwave) asserting that Stimwave is infringing the Company’s patents covering inventions related to its HF10 therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  In relation to this lawsuit, on July 24, 2019, the court granted Nevro's motion for preliminary injunction, and has issued an order barring Stimwave, and all affiliated persons and entities, from infringing patent claims covering frequencies between 3 kHz and 10 kHz. On February 27, 2020, the Company and Stimwave entered into a Settlement Agreement, in which Stimwave agreed to cease commercialization of all high frequency spinal cord stimulation systems worldwide.  Stimwave also agreed to entry of a permanent injunction in the Delaware District Court, under which Stimwave’s products will not deliver spinal cord stimulation therapy that includes pulse frequencies between 1,500 Hz and 100,000 Hz. The permanent injunction was filed with the Delaware District Court and entered on March 2, 2020.  After the court entered the permanent injunction, the case (including Stimwave’s appeal of the preliminary injunction order) were dismissed.  As part of the permanent injunction filing, Stimwave acknowledged the validity of the patents Nevro asserted in the litigation.  Per Nevro's request, the permanent injunction order does not enjoin Stimwave from providing follow-up care and programming for any patients who were already programmed with high frequency therapy in the United States prior to March 6, 2020, and in the rest of the world prior to April 30, 2020.

On February 28, 2020, the Company filed a lawsuit in the U.S. District Court for the District of Delaware for patent infringement against Nalu Medical, Inc. (Nalu) asserting that Nalu is infringing the Company’s patents covering inventions related to its HF10 therapy and the Senza system.

As of March 31, 2020, the Company did not record a liability, as an outcome or potential loss range cannot be reasonably determined.

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

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  During the three months ended March 31, 2020 the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended June 30, 2020 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of March 31, 2020, the if-converted value of the 2021 Notes did not exceed the principal value of those notes.

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

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	March 31,	December 31,
	2020	2019
Principal	$172,500	$172,500
Unamortized discount	(8,679)	(10,462)
Unamortized issuance cost	(1,450)	(1,738)
Net carrying amount	$162,371	$160,300

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	March 31,	December 31,
	2020	2019
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Contractual interest expense	$755	$755
Amortization of debt discount	1,783	1,676
Amortization of debt issuance costs	287	255
Total interest expense related to the 2021 Notes	$2,825	$2,686

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

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2020	2019
Net loss, basic and diluted	$(24,888)	$(44,076)
Weighted average shares used to compute basic and diluted net loss per share	31,839,812	30,363,623
Net loss per share, basic and diluted	$(0.78)	$(1.45)

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. Since the Company expects to settle the principal amount of its outstanding convertible senior notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $96.37 per share for the 2021 Notes.  Although this condition was met in the three months ended March 31, 2020, the Company excluded the potential shares issuable upon conversion of the 2021 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive due to the net loss position of the Company during this period. In connection with the issuance of the 2021 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2021 Notes. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	March 31,
	2020	2019
Unreleased restricted stock	1,290,298	1,156,527
Options to purchase common stock	1,232,268	2,291,051
Convertible senior notes	1,790,033	1,790,033
Warrants related to the issuance of convertible senior notes	1,790,033	1,790,033
Total	6,102,632	7,027,644

9. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  The Company recorded an expense for matching contributions of and $2.1 million and $1.5 million for the three months ended March 31 2020 and 2019, respectively.

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

There were zero shares of common stock issued under the ESPP for each of the three months ended March 31, 2020 and 2019.  Shares available for future purchase under the ESPP were 1,477,088 at March 31, 2020.

10. Subsequent Events

In April 2020, the Company issued $165.0 million aggregate principal amount of 2.75% convertible senior notes due 2025 in a registered underwritten public offering and an additional $24.8 million aggregate principal amount of such notes pursuant to the exercise in full of the underwriters’ over-allotment option (the 2025 Notes). The 2025 Notes’ interest rates are fixed at 2.75% per annum and are payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2020.  The total net proceeds from the 2025 Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $183.7 million.

In connection with the offering of the 2025 Notes, the Company entered into convertible note hedge transactions with certain bank counterparties in which the Company has the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of the Company’s common stock at a price of approximately $105.00 per share. The total cost of the convertible note hedge transactions was $52.4 million.  In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of the Company’s common stock at a price of $147.00 per share. The Company received $34.9 million in cash proceeds from the sale of these warrants.  The net cost incurred in connection with the convertible note hedge and warrant transactions was $17.5 million.

Concurrent with the registered underwritten public offering of the 2025 Notes, the Company completed an underwritten public offering of its common stock, at which time the Company issued 1,868,750 shares of its common stock, including 243,750 shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The Company received cash proceeds of $147.2 million, net of underwriting discounts and commissions and offering costs paid to be by the Company.

In April 2020, the Company elected not to exercise its option to make a further investment in the privately-held company that is based on certain development targets.  In connection with this decision, the Company no longer has the exclusive right to acquire the privately-held company.  As a result, the Company will record an impairment charge of $1.0 million related to the value of the right to acquire the privately-held company in the three months ended June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report) and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 25, 2020.

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

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our surgical lead, marketed as the Surpass surgical lead. In January 2018, we received FDA approval of our next generation Senza II SCS system.  In the fourth quarter of 2019, we received FDA approval of our next generation product platform, Senza® Omnia™, which we are currently in the process of launching. The tables below set forth our revenue from U.S. and international sales the past nine quarters on a quarterly basis and total revenue for each of the past five years and the three months ended March 31, 2020.

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020
Revenue from:	(in millions)
U.S. sales	$70.6	$79.9	$79.6	$91.6	$65.8	$78.1	$84.2	$97.9	$75.3
International sales	17.0	16.2	16.0	16.3	16.3	15.5	16.0	16.5	12.2
Total sales revenue	$87.6	$96.1	$95.6	$107.9	$82.1	$93.6	$100.2	$114.4	$87.5

	2015	2016	2017	2018	2019	Three Months Ended March 31, 2020
Revenue from:	(in millions)
U.S. sales	$24.3	$173.3	$263.5	$321.8	$326.0	$75.3
International sales	45.3	55.2	63.2	65.5	64.3	12.2
Total sales revenue	$69.6	$228.5	$326.7	$387.3	$390.3	$87.5

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of March 31, 2020 was $434.7 million. A significant amount of our capital resources has been used to support the development of our Senza products and HF10 therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

In April 2020, we issued $165.0 million aggregate principal amount of 2.75% convertible senior notes due 2025 in a registered underwritten public offering and an additional $24.8 million aggregate principal amount of such notes pursuant to the exercise in full of the underwriters’ over-allotment option (the 2025 Notes). The 2025 Notes’ interest rates are fixed at 2.75% per annum and are payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2020.  The total net proceeds from the 2025 Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $183.7 million. In connection with the offering of the 2025 Notes, we entered into convertible note hedge transactions in which we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of common stock at a price of approximately $105.00 per share. The total cost of the convertible note hedge transactions was $52.4 million.  In addition, we sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of our common stock at a price of $147.00 per share. We received $34.9 million in cash proceeds from the sale of these warrants.  The net cost incurred in connection with the convertible note hedge and warrant transactions was $17.5 million. Concurrent with the registered underwritten public offering of the 2025 Notes, we completed an underwritten public offering of common stock and issued 1,868,750 shares of common stock, including 243,750 shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. We received cash proceeds of $147.2 million, net of underwriting discounts and commissions and offering costs.

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

COVID-19 Pandemic

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact our operations and revenues and overall financial condition by significantly decreasing the number of Senza systems procedures performed. The number of Senza systems procedures performed, similar to other elective surgical procedures, has significantly decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will significantly reduce our revenue while the pandemic continues.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where our headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions, have resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Senza systems.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our senior convertible notes which are due in June 2021. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Senza systems sold after the pandemic has ended. We expect the shelter-in-place policies and restrictions on elective surgical procedures worldwide to have a substantial near term impact on our revenue. We have also withdrawn our previously announced annual guidance for 2020 given the continued uncertainties resulting from the COVID-19 pandemic.  In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Important Factors Affecting our Results of Operations

In addition to the impact of COVID-19, we believe that the following factors have impacted and we expect will continue to impact our results of operations.

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

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with the maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the year ended December 31, 2019, wherein we recorded a write-down of inventory of $1.6 million.  Further, the manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. In addition, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.  For the year ended December 31, 2019, we additionally recorded a charge of $3.6 million related to the cancellation of firm purchase commitments.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced controlled commercial launches of Surpass, our surgical lead product in early 2017 and Senza II SCS System in late 2017.  Most recently, we launched our next generation product platform, Senza Omnia, in the United States in November 2019.  We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and a next generation IPG. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate HF10 efficacy, safety and cost effectiveness through clinical data are all critical to increasing the adoption of HF10 therapy.  We initiated two randomized controlled trials in 2018, SENZA-PDN and SENZA-NSRBP, which evaluate HF10 therapy for the treatment of painful diabetic neuropathy and non-surgical refractory back pain, respectively. In January 2020, we presented the three-month data from our SENZA-PDN study, which was the largest SCS randomized controlled trial conducted to date. With regard to the SENZA-NSRBP study, we believe that we have sufficient study subjects and therefore will not require additional enrollment.

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

We Do Not Expect to Continue to Experience Our Historical Worldwide Revenue Growth Rates

Our worldwide revenue has increased from $18.2 million for the year ended December 31, 2012 to $390.3 million for the year ended December 31, 2019.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  Over the past two years, our revenue growth in international markets has slowed significantly. Although we had experienced significant growth in sales in the United States for several years following our launch, we do not expect to continue that historic rate of revenue growth in the United States or on a worldwide basis.  We also expect the COVID-19 pandemic will substantially impact revenue in 2020. Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. Other than the adoption of ASC 326, Financial Instruments – Credit Losses, there have been no other significant or material changes in our critical accounting policies during the three months ended March 31, 2020.

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

Research and Development. R&D costs are expensed as incurred. R&D expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation expenses for our R&D employees. R&D expense also includes costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors and consultants, equipment and software to support our development, facilities and information technology. We expect product development expenses to decrease in absolute dollars. Our R&D expenses may fluctuate from period to period due to the timing and extent of our R&D and clinical trial expenses.

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

In the last three years, we significantly increased the size of our sales presence worldwide and have increased marketing spending in order to generate additional sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States. We expect SG&A expenses to decrease in absolute dollars.

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

Allowance for Doubtful Accounts

We make estimates as to the overall collectability of accounts receivable and provide an allowance for accounts receivable considered uncollectible based on current expected credit losses. We specifically analyze accounts receivable based on historical bad debt experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We record the adjustment in general and administrative expense.

Consolidated Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2020	2019	Change
(in thousands)
Revenue	$87,467	$82,148	$5,319
Cost of revenue	26,920	28,939	(2,019)
Gross profit	$60,547	$53,209	$7,338
Gross margin	69%	65%	4%

Revenue. Revenue increased to $87.5 million in the three months ended March 31, 2020 from $82.1 million in the three months ended March 31, 2019, an increase of $5.3 million, or 6%. Revenue in the United States was $75.3 million in the three months ended March 31, 2020, a 14% increase from $65.8 million in the three months ended March 31, 2019.  The increase in U.S. revenue was primarily driven by increased sales resulting from SCS procedure growth in the first two months of the quarter ended March 31, 2020.  International revenue was $12.2 million in the three months ended March 31, 2020, compared to $16.3 million in the three months ended March 31, 2019.  The decrease in international revenue was partially a result of the COVID-19 pandemic affecting Europe earlier than the U.S.  Although we experienced an increase in revenue in the initial months of 2020, as COVID-19 reached a global pandemic level in the last month of the quarter ended March 31, 2020, we experienced significant worldwide decline in procedure volume, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased to $26.9 million in the three months ended March 31, 2020 from $28.9 million in the three months ended March 31, 2019, a decrease of $2.0 million, or 7%.  This decrease was primarily due to a charge of $3.6 million recorded in the three months ended March 31, 2019 related to the cancellation of firm purchase commitments for inventory related items, which was partially offset by an increase of $1.4 million in the costs of manufactured products. Gross profit increased to $60.5 million in the three months ended March 31, 2020 from $53.2 million in the three months ended March 31, 2019, an increase of $7.3 million, or 14%. Gross profit as a percentage of revenue, or gross margin, increased to 69% for the three months ended March 31, 2020, compared to 65% in the three months ended March 31, 2019.

Operating Expenses

	Three Months Ended March 31,
	2020		2019
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$12,212	14%	$14,135	17%	$(1,923)
Sales, general and administrative	71,402	82%	81,328	99%	(9,926)
Total operating expenses	$83,614	96%	$95,463	116%	$(11,849)

Research and Development Expense. R&D expense decreased to $12.2 million in the three months ended March 31, 2020 from $14.1 million in the three months ended March 31, 2019, a decrease of $1.9 million, or 14%.  The decrease in R&D expense was primarily due to decreases in clinical expenses of $1.0 million and development expenses of $0.8 million.

Sales, General and Administrative Expense. SG&A expense decreased to $71.4 million in the three months ended March 31, 2020 from $81.3 million in the three months ended March 31, 2019, a decrease of $9.9 million, or 12%.  This decrease was primarily due to a decrease in personnel costs of $5.2 million, primarily associated with one-time personnel costs related to the separation with our former Chief Executive Officer in 2019, a decrease in legal and professional services costs of $1.8 million and a decrease in marketing initiatives expenses of $1.7 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended March 31,
	2020	2019	Change
(in thousands)
Interest income	$1,264	$1,549	$(285)
Interest expense	(2,826)	(2,688)	(138)
Other income (expense), net	47	(343)	390
Provision for income taxes	306	340	(34)

Interest Income. Interest income decreased to $1.3 million in the three months ended March 31, 2020 from $1.5 million in the three months ended March 31, 209, primarily as a result of the changes in average investment return rates.

Interest Expense. Interest expense increased to $2.8 million in the three months ended March 31, 2020 from $2.7 million in the three months ended March 31, 2019, and primarily represents the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in June 2016.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $65,000 in the three months ended March 31, 2020 and a loss of $0.3 million in the three months ended March 31, 2019.

Provision for Income Taxes. Income tax expense was $0.3 million in each of the three months ended March 31, 2020 and 2019. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. At March 31, 2020, we had cash, cash equivalents and short-term investments of $247.5 million.  In April 2020, we completed a concurrent underwritten public offering of convertible senior notes due 2025 and common stock.  Our total net proceeds from these transactions, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.5 million. Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

We expect to incur continued expenditures in the future in support of our commercial infrastructure and sales force. In addition, we intend to continue to make investments in the further development of our Senza product platform and HF10 therapy for the treatment of other chronic pain conditions, including ongoing R&D programs and conducting clinical trials. Further, we expect to expend significant cash resources pursuing and defending our ongoing intellectual property lawsuits. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

We may continue to seek funds through equity or debt financings, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. Should we choose to raise additional capital, the requirements will depend on many factors, including:

•	the costs related to the continued commercialization of our products in the United States and elsewhere, including product sales, marketing, manufacturing and distribution;
•	the impact of the ongoing COVID-19 pandemic and any recession or other market correction resulting from the pandemic;
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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2020	2019
(in thousands)
Net cash provided by (used in)
Operating activities	$(5,181)	$(21,707)
Investing activities	60,294	9,341
Financing activities	16,178	1,774
Effect of exchange rate on cash flows	(368)	30
Net decrease in cash, cash equivalents and restricted cash	$70,923	$(10,562)

Cash Used in Operating Activities. Net cash used in operating activities was $5.7 million in the three months ended March 31, 2020, compared to $21.7 million in the three months ended March 31, 2019. In the three months ended March 31, 2020, net cash used in operations was primarily a result of the net losses recorded during the period of $24.9 million, as well as a decrease in accounts payable and accrued liabilities of $9.2 million and increase in inventories of $1.9 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $8.5 million, non-cash interest expense of $2.1 million and depreciation and amortization of $1.3 million, as well as decreases in accounts receivable of $16.9 million and other assets of $1.2 million. In the three months ended March 31, 2019, net cash used in operations was primarily a result of the net losses recorded during the period of $44.1 million, as well as decreases in our accounts payable and accrued liabilities of $3.4 million and increases in prepaids and other current assets of $1.6 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $10.4 million, total write-down of inventory of $3.8 million which included an excess raw materials charge of $3.6 million, non-cash interest expense of $1.9 million and decreases in accounts receivable of $11.2 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds from maturity of investments of $61.1 million in the three months ended March 31, 2020, compared to net proceeds from the maturity of investments of $15.4 million in the three months ended March 31, 2019. We also purchased secured convertible notes of $5.5 million in the three months ended March 31, 2019.  We additionally purchased $0.8 million and $0.6 million of property and equipment in the three months ended March 31, 2020 and 2019, respectively.

Cash Provided by Financing Activities. Cash provided by financing activities consisted primarily of cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan, which were $17.4 million and $1.9 million in the three months ended March 31, 2020 and 2019, respectively.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of March 31, 2020, we had minimum annual purchase commitments of $4.6 million due in the remainder of 2020.

We have also entered into a service agreement for which we are committed to pay $2.5 million in each of the next five years of the term of the service agreement, as well as a license agreement for which we are committed to pay $0.3 million over the remaining term of license agreement.

As of March 31, 2020, our contractual obligations related to the 2021 Notes are payments of $3.0 million in 2020 and payments in interest and principal totaling $174.0 million due in 2021.

Off-Balance Sheet Arrangements

Through March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2020, we had cash and cash equivalents of $136.3 million, consisting of cash, commercial paper, corporate notes and money market funds, and short-term investments of $111.2 million, consisting of commercial paper, agency bonds and corporate notes. We maintained investments in money market funds that were not federally insured in the three months ended March 31, 2020 and additionally held cash in foreign banks of approximately $8.4 million at March 31, 2020 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction gains of $65,000 million in the three months ended March 31, 2020 and losses of $0.3 million in the three months ended March 31, 2019. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the three months ended March 31, 2020 would have affected the Company’s net loss by approximately 3%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

On July 27, 2018, the parties submitted a joint statement to the Court wherein Boston Scientific asserted to the Court that, with respect to whether any U.S. launch of a high-rate product (such as the Precision with MultiWave and Spectra WaveWriter models used in the ACCELERATE study or any other system that is programmable at any frequency in the range 1.5 to 100 kHz) is imminent, Boston Scientific, as of now, has not decided whether to launch such a product; has not established a timeline for when such a decision might be made, if ever; and has not determined what frequencies would be enabled if it were to decide to launch such a product in the future. Boston Scientific further confirmed its public statements that the ACCELERATE study had been extended into 2019, with an estimated study completion date between April 2019 and November 2019.  On the basis of the foregoing, the parties agreed to dismissal on ripeness grounds of our declaratory judgment claims without prejudice, each side to bear its own fees and costs as to these claims, and jointly requested that the Court enter such a dismissal. The dismissal was thereafter entered as a court order on July 31, 2018.  Boston Scientific and Nevro each appealed portions of the District Court's July 24th ruling to the U.S. Court of Appeals for the Federal Circuit.  The appeal was heard on December 2, 2019.  On April 9, 2020, the Federal Circuit returned its ruling, which vacated and remanded the District Court’s judgment of invalidity.  As a result of the Federal Circuit’s ruling, the claims invalidated by the District Court have been reinstated, and thus all of our asserted claims remain valid and enforceable.  The litigation is expected to be remanded to the District Court for further proceedings.

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

On February 14, 2019, we filed a lawsuit for patent infringement against Stimwave asserting that Stimwave is infringing our patents covering inventions related to our HF10 therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  In relation to this lawsuit, on July 24, 2019, the court granted our motion for preliminary injunction, and has issued an order barring Stimwave, and all affiliated persons and entities, from infringing patent claims covering frequencies between 3 kHz and 10 kHz by programming Stimwave's SCS systems to deliver its recently introduced high-frequency, paresthesia-free SCS therapy.  On February 27, 2020, we entered into a Settlement Agreement with Stiwmave, in which Stimwave agreed to cease commercialization of all high frequency spinal cord stimulation systems worldwide.  Stimwave also agreed to entry of a permanent injunction in the Delaware District Court, under which Stimwave’s products will not deliver spinal cord stimulation therapy that includes pulse frequencies between 1,500 Hz and 100,000 Hz. The permanent injunction was filed with the Delaware District Court and entered on March 2, 2020.  After the court entered the permanent injunction, the case (including Stimwave’s appeal of the preliminary injunction order) were dismissed.  As part of the permanent injunction filing, Stimwave acknowledged the validity of the patents we asserted in the litigation.  Per our request, the permanent injunction order does not enjoin Stimwave from providing follow-up care and programming for any patients who were already programmed with such high frequency therapy in the United States prior to March 6, 2020, and in the rest of the world prior to April 30, 2020.

On February 28, 2020, we filed a lawsuit in the U.S. District Court for the District of Delaware for patent infringement against Nalu Medical, Inc. (Nalu) asserting that Nalu is infringing our patents covering inventions related to its HF10 therapy and the Senza system.

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

Risks Related to our Business

Our business, financial condition, results of operations and growth have been harmed by the effects of the COVID-19 pandemic and may continue to be harmed.

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact our operations and revenues and overall financial condition by significantly decreasing the number of Senza systems procedures performed. The number of Senza systems procedures performed, similar to other elective surgical procedures, has significantly decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will significantly reduce our revenue while the pandemic continues. Further, once the pandemic subsides, we anticipate there will be substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, and as a result, patients seeking to have Senza system trials or implant procedures performed will have to navigate limited provider capacity. We believe this limited provider capacity could have an adverse effect on our sales following the end of the pandemic.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where our headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions, have resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Senza systems. In addition, even after the “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 are lifted, we may continue to experience disruptions to our business, including as a result of patients and customers continuing to be cautious in restarting elective procedures in light of the continued risk posed by the virus.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our senior convertible notes which are due in June 2021. We expect the shelter-in-place policies and restrictions on elective surgical procedures worldwide to have a substantial near term impact on our revenue. In addition, we have withdrawn our previously announced annual guidance for 2020 given the continued uncertainties resulting from the COVID-19 pandemic. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. During the COVID-19 pandemic, our customers, including hospitals, ASCs and physician offices, have experienced financial hardship and some of them may not fully recover.  This could lead to some of these customers temporarily or permanently shutting down, filing for bankruptcy or being acquired larger health systems, leading to reduced procedures and/or additional pricing pressure on our products. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Senza systems sold after the pandemic has ended.

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

We may be unable to gain broader market acceptance for a number of reasons, including due to the below and as a result of other factors set forth herein:

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

•

Our already-granted patents and any future patents may not survive legal challenges, including challenges in the pending lawsuits with Boston Scientific and Nalu Medical, to their scope, validity or enforceability, or provide significant protection for us, and they may be re-examined or invalidated, and/or may be found to be unenforceable or not cover competing products.

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. We expect to continue to incur losses as we build our U.S. commercial operations and continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $24.9 million in the three months ended March 31, 2020 and net losses of $103.7 million and $49.2 million for the years ended December 31, 2019 and 2018, respectively. As of March 31, 2020, our accumulated deficit was $434.7 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Our patent infringement lawsuits with Boston Scientific

Corporation have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. For example, the governmental healthcare system in France has not yet approved reimbursement of Senza. In most markets there are private insurance systems as well as government-

managed systems. If sufficient coverage and reimbursement is not available for our current or future products, in either the United States or internationally, the demand for our products and our revenues will be adversely affected.

We do not expect our worldwide revenue growth to continue at historic rates.

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2013 to $390.3 million for the year ended December 31, 2019.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza products in the United States.  Despite the significant growth in sales in the U.S. for many years following our launch, we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.  We also expect the COVID-19 pandemic will substantially impact revenue in 2020.

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

As of March 31, 2020, we sell Senza directly in the Netherlands, Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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

•	reduced or varied protection for intellectual property rights in some countries;
•	pricing pressure that we may experience internationally;
•	foreign currency exchange rate fluctuations;
•	a shortage of high-quality sales people and distributors;
•	third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of Senza;
•	relative disadvantages compared to competitors with established business and customer relationships;
•	the imposition of additional U.S. and foreign governmental controls or regulations;
•	economic instability;
•	virus epidemics and pandemics such as the COVID-19 outbreak;
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

•	one or more of our sole- or single-source suppliers may be unwilling or unable to supply components of our products, or may supply products that do not meet our product requirements;
•	other customers may use fair or unfair negotiation tactics and/or pressures to impede our use of the supplier;
•	the occurrence of epidemic or pandemics, such as the COVID-19 outbreak, which may cause one or more of our suppliers to close their operations either temporarily or permanently;
•	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner; and
•	our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Clinical failure can occur at any stage of the testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or non-clinical studies in addition to those we have planned. Our failure to adequately demonstrate the safety and effectiveness of any of our devices would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that device or indication for use.

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

From time to time, we may be subject to legal proceedings and claims with respect to intellectual property.  For more information regarding our ongoing litigation with Boston Scientific, as well as our lawsuit for patent infringement and false advertisement against Stimwave, and our lawsuit for patent infringement against Nalu Medical, see the section titled “Legal Proceedings” included under Part II, Item 1 of this Quarterly Report. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, that we do not control. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock, the value of the 1.75% convertible senior notes due 2021 (the 2021 Notes) and the value of the 2.75% convertible senior notes due 2025 (the 2025 Notes). Additionally, because we often do not control the timing of the public announcements, there is the potential for these announcements to be made during market hours, necessitating a halt in the trading of our common stock for periods of time.  Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build a commercial sales force in the United States, investigate the use of our HF10 therapy for the treatment of other chronic pain conditions, continue to otherwise grow our business, including potentially acquiring other businesses or technologies, manage the maturity of the 2021 Notes and 2025 Notes, and continue to operate as a public company. In particular, we believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of Senza in the United States, as well as the growth of our sales and marketing efforts and sales representative training, seeking additional foreign regulatory approvals, the preparation and submission of regulatory filings and the clinical development of any other product candidates or indications we may choose to pursue. These expenditures will also include costs associated with manufacturing and supply as well as marketing and selling Senza in the United States and elsewhere, and any other future products approved for sale, R&D, conducting preclinical studies and clinical trials and obtaining regulatory approvals.

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

The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock, the 2021 Notes and the 2025 Notes and could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates, or products that we otherwise would not relinquish. If we do not obtain additional resources, our ability to capitalize on business opportunities will be limited, we may be unable to compete effectively and the growth of our business will be harmed.

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

A portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros, British Pounds and Australian Dollars. As a result, changes in the exchange rates between such foreign currencies and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock and the value of the 2021 Notes and the 2025 Notes could be adversely affected.

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

The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Devices Regulation will, however, only meant to become fully applicable three years after publication (in May 2020). However, on April 23, 2020, to take the pressure off EEA national authorities, notified bodies, manufacturers and other actors so they can focus fully on urgent priorities related to the COVID-19 pandemic, the European Council and Parliament adopted Regulation 2020/561, postponing the date of application of the Medical Devices Regulation by one year (to May 2021).

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when the Supreme Court will make a decision. It is also unclear how other efforts to challenge, repeal or replace the ACA will impact the law or our business.  Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact demand for our product.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended these reductions from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (MACRA), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

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

Risks Related to Our Securities

Our stock price may be volatile and as a result our stockholders may not be able to resell shares of our common stock at or above the price they paid and such volatility may also adversely impact the value of the 2021 Notes and 2025 Notes.

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report and others such as:

•	achievement of expected product sales and profitability, including the effects of seasonality on our results of operations, as well as adjustments to our sales forecasts;
•	the ongoing COVID-19 pandemic, see “—Risks Related to our Business—Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic”;
•	delays or setbacks in the commercialization of Senza or the expansion of indications for which Senza is approved;
•	announcements of new products by us or our competitors;
•	announcements or developments in any intellectual property infringement actions in which we may become involved, including our lawsuits with Boston Scientific;
•	manufacture, supply or distribution shortages;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolescence or conformity with our product requirements;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	our operating results;
•	results from, or any delays in, clinical trial programs relating to our product candidates;
•	changes or developments in laws or regulations applicable to our products;
•	any adverse changes in our relationship with any manufacturers or suppliers;
•	the success of our efforts to acquire or develop additional products;
•	announcements concerning our competitors or the medical device industry in general;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;
•	trading activity in our common stock by the option counterparties to our convertible note hedge transactions to unwind or modify their hedge positions;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•

general economic and market conditions and overall fluctuations in the United States equity markets, including as a result of volatility related to the recent coronavirus outbreak and related health concerns; and

•	the loss of any of our key scientific or management personnel.

Because the 2021 Notes and 2025 Notes are convertible into shares of common stock, volatility or depressed market prices of our common stock could have a similar effect on the value of the 2021 Notes and 2025 Notes.  Holders who receive shares of our common stock upon conversion of the 2021 Notes and 2025 Notes will also be subject to the risk of volatility and depressed market prices of our common stock.  Similarly, the liquidity of the trading market in the 2021 Notes and 2025 Notes, and the market price quoted for the 2021 Notes and 2025 Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally.

In addition, the stock markets in general, and the markets for medical device stocks in particular, have experienced volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock and the value of the 2021 Notes and 2025 Notes. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2021 Notes and 2025 Notes, or to make cash payments in connection with any conversion of the 2021 Notes or the 2025 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Regulatory actions and other events may adversely affect the value and liquidity of the 2021 Notes and 2025 Notes.

We expect that many investors in, and potential purchasers of, the 2021 Notes and 2025 Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the 2021 Notes and 2025 Notes. Investors would typically implement such a strategy by selling short the common stock underlying the notes and dynamically adjusting their short position while continuing to hold the 2021 Notes and 2025 Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc., or FINRA, and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the 2021 Notes and 2025 Notes.

We may incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in any debt instruments we may have, some of which debt may be secured debt. We are not restricted under the terms of the indenture governing our 2021 Notes, and will not be restricted under the terms of the indenture governing the 2025 Notes, from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the 2021 Notes and 2025 Notes that could have the effect of diminishing our ability to make payments on these notes when due.

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

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock and the value of the 2021 Notes and 2025 Notes could be adversely affected.

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

If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. The process of designing and implementing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock and the value of the 2021 Notes and 2025 Notes could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

The accounting method for convertible debt securities that may be settled in cash, such as the 2021 Notes and 2025 Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2021 Notes and 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2021 Notes and 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2021 Notes and 2025 Notes.

As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2021 Notes and 2025 Notes to their face amount over the respective terms of the 2021 Notes and 2025 Notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2021 Notes and 2025 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2021 Notes or the 2025 Notes are not included in the calculation of diluted earnings per share except to the extent that the respective conversion values of the 2021 Notes and 2025 Notes exceeds their respective principal amounts. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.

In July 2019, the FASB issued an exposure draft that proposes to change the accounting for the convertible debt instruments described above. Under the exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income (or decreasing net losses). Additionally, as currently proposed, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required, which could decrease our diluted earnings per share. We cannot be sure that the proposed changes in this exposure draft will be adopted, or will be adopted in their current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the notes, or otherwise, that could have an adverse impact on our financial statements.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price and the value of the 2021 Notes and 2025 Notes may decline.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price and the value of the 2021 Notes and 2025 Notes to fall.

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, upon the vesting of restricted stock units, upon conversion of the 2025 Notes, upon the conversion of the 2021 Notes and upon exercise of the warrants in the warrant transactions we entered into in connection with the offering of the 2021 Notes and 2025 Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes and 2025 Notes could decline. As of March 31, 2020, we had outstanding a total of approximately 32.0 million shares of common stock and approximately 7.4 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes and 2025 Notes could decline.

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

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.  The repurchase rights under the 2021 Notes and 2025 Notes in connection with a fundamental change and any increase in the conversion rate in connection with a make-whole fundamental change could also discourage a potential acquirer.

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

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	5/24/2019	3.1

3.3	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

3.4	Amendment to Amended and Restated Bylaws.	8-K	5/24/2019	3.2

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

4.6	Second Supplemental Indenture, dated April 6, 2020, by and between Nevro Corp. and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.7	Form of 2.75% Senior Convertible Note Due 2025 (included in Exhibit 4.6).	8-K	4/7/2020	4.3

10.1#	Form of Performance Stock Award Agreement and Performance Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.				X

10.2	Letter Agreement, dated April 1, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Base Warrants.	8-K	4/7/2020	10.1

10.3	Letter Agreement, dated April 1, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Base Call Option Transaction.	8-K	4/7/2020	10.2

10.4	Letter Agreement, dated April 1, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Base Warrants.	8-K	4/7/2020	10.3

10.5	Letter Agreement, dated April 1, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Base Call Option Transaction.	8-K	4/7/2020	10.4

10.6	Letter Agreement, dated April 2, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Additional Call Option Transaction.	8-K	4/7/2020	10.5

10.7	Letter Agreement, dated April 2, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Additional Warrants.	8-K	4/7/2020	10.6

10.8	Letter Agreement, dated April 2, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Additional Call Option Transaction.	8-K	4/7/2020	10.7

10.9	Letter Agreement, dated April 2, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Additional Warrants.	8-K	4/7/2020	10.8

10.10

Assignment, Assumption and Amendment to Supply Agreement, effective as of December 31, 2019, by and between the Company, Greatbatch Ltd. and Centro de Construccion de Cardioestimuladores del Uruguay S.A.

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

NEVRO CORP.
(Registrant)

Date: May 5, 2020	/s/ D. KEITH GROSSMAN
D. Keith Grossman
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2020	/s/ ANDREW H. GALLIGAN
Andrew H. Galligan
Chief Financial Officer (Principal Financial and Accounting Officer)