Form 10-Q
period 2020-06-30
NEVRO CORP
filed 2020-08-05
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 30, 2020, there were 34,312,963 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$276,515	$65,373
Short-term investments	285,825	172,429
Accounts receivable, net of allowance for doubtful accounts of $2,766 and $797 at June 30, 2020 and December 31, 2019, respectively	56,660	82,833
Inventories	91,849	91,579
Prepaid expenses and other current assets	6,088	9,838
Total current assets	716,937	422,052
Property and equipment, net	11,436	11,766
Operating lease assets	19,867	21,533
Other assets	3,976	13,338
Restricted cash	956	956
Total assets	$753,172	$469,645
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,657	$16,048
Accrued liabilities	33,865	50,966
Short-term debt	164,465	—
Other current liabilities	3,781	3,597
Total current liabilities	220,768	70,611
Long-term debt	137,345	160,300
Long-term operating lease liabilities	18,634	20,445
Other long-term liabilities	1,997	1,937
Total liabilities	378,744	253,293
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; zero shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at June 30, 2020 and December 31, 2019; 34,274,490 and 31,544,361 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	34	32
Additional paid-in capital	850,669	626,401
Accumulated other comprehensive loss	(556)	(313)
Accumulated deficit	(475,719)	(409,768)
Total stockholders’ equity	374,428	216,352
Total liabilities and stockholders’ equity	$753,172	$469,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$56,390	$93,571	$143,857	$175,719
Cost of revenue	21,140	29,628	48,060	58,567
Gross profit	35,250	63,943	95,797	117,152
Operating expenses
Research and development	10,444	14,930	22,656	29,065
Sales, general and administrative	60,167	75,573	131,569	156,901
Total operating expenses	70,611	90,503	154,225	185,966
Loss from operations	(35,361)	(26,560)	(58,428)	(68,814)
Interest income	754	1,489	2,018	3,038
Interest expense	(6,122)	(2,710)	(8,948)	(5,398)
Other income (expense), net	(290)	118	(243)	(225)
Loss before income taxes	(41,019)	(27,663)	(65,601)	(71,399)
Provision for income taxes	44	358	350	698
Net loss	(41,063)	(28,021)	(65,951)	(72,097)
Other comprehensive loss:
Changes in foreign currency translation adjustment	361	(377)	(468)	(101)
Changes in unrealized gains on short-term investments, net	440	195	225	440
Net change in other comprehensive loss	801	(182)	(243)	339
Comprehensive loss	$(40,262)	$(28,203)	$(66,194)	$(71,758)
Net loss per share, basic and diluted	$(1.21)	$(0.91)	$(2.00)	$(2.36)
Weighted average number of common shares used to compute basic and diluted net loss per share	33,988,082	30,677,567	32,913,947	30,521,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three and six months ended June 30, 2020

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2019	31,544,361	$32	$626,401	$(409,768)	$(313)	$216,352
Exercise of common stock options	390,476	—	17,364	—	—	17,364
Issuance of common stock upon release of restricted stock units	99,790	—	—	—	—	—
Shares withheld for tax obligations	(11,055)	—	(1,187)	—	—	(1,187)
Stock based compensation	—	—	8,483	—	—	8,483
Net loss	—	—	—	(24,888)	—	(24,888)
Other comprehensive loss	—	—	—	—	(1,044)	(1,044)
Balances at March 31, 2020	32,023,572	32	651,061	(434,656)	(1,357)	215,080
Issuance of common stock upon underwritten public offering, net of issuance costs	1,868,750	2	147,142	—	—	147,144
Conversion feature of convertible senior notes due 2025, net of allocated costs	—	—	48,340	—	—	48,340
Purchase of bond hedges	—	—	(52,390)	—	—	(52,390)
Sale of warrants	—	—	34,933	—	—	34,933
Exercise of common stock options	196,024	—	8,357	—	—	8,357
Issuance of common stock upon release of restricted stock units	146,105	—	—	—	—	—
Shares withheld for tax obligations	(12,694)	—	(1,551)	—	—	(1,551)
Issuance of common stock under employee stock purchase plan	52,733	—	4,690	—	—	4,690
Stock based compensation	—	—	10,087	—	—	10,087
Net loss	—	—	—	(41,063)	—	(41,063)
Other comprehensive loss	—	—	—	—	801	801
Balances at June 30, 2020	34,274,490	$34	$850,669	$(475,719)	$(556)	$374,428

For the three and six months ended June 30, 2019

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2018	30,263,536	$30	$552,612	$(306,082)	$(1,077)	$245,483
Exercise of common stock options	105,462	—	1,928	—	—	1,928
Issuance of common stock upon release of restricted stock units	83,008	—	—	—	—	—
Shares withheld for tax obligations	(4,237)	—	(154)	—	—	(154)
Stock based compensation	—	—	10,397	—	—	10,397
Net loss	—	—	—	(44,076)	—	(44,076)
Other comprehensive loss	—	—	—	—	521	521
Balances at March 31, 2019	30,447,769	30	564,783	(350,158)	(556)	214,099
Exercise of common stock options	214,647	1	2,232	—	—	2,233
Issuance of common stock upon release of restricted stock units	95,347	—	—	—	—	—
Shares withheld for tax obligations	(6,530)	—	(406)	—	—	(406)
Issuance of common stock under employee stock purchase plan	119,393	—	4,095	—	—	4,095
Stock based compensation	—	—	9,724	—	—	9,724
Net loss	—	—	—	(28,021)	—	(28,021)
Other comprehensive loss	—	—	—	—	(182)	(182)
Balances at June 30, 2019	30,870,626	$31	$580,428	$(378,179)	$(738)	$201,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(65,951)	$(72,097)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,480	2,194
Amortization of operating lease assets	1,666	1,618
Stock-based compensation expense	18,572	20,123
Accretion of discount on short-term investments	(41)	(1,359)
Provision for doubtful accounts	1,967	380
Write-down of inventory	3,278	1,396
Loss on disposal of equipment	12	—
Non-cash interest expense	6,206	3,887
Unrealized (gains) losses on foreign currency transactions	(607)	(465)
Changes in operating assets and liabilities
Accounts receivable	23,750	13,201
Inventories	(3,553)	(458)
Prepaid expenses and other current assets	3,740	(735)
Other assets	1,863	(209)
Accounts payable	3,223	(329)
Accrued liabilities	(16,858)	733
Other long-term liabilities	(1,751)	(1,257)
Net cash used in operating activities	(22,004)	(33,377)
Cash flows from investing activities
Purchases of short-term investments	(237,017)	(136,963)
Proceeds from maturity of short-term investments	123,884	181,063
Repayment from (investment in) private company	7,500	(5,500)
Purchases of property and equipment	(1,993)	(1,378)
Net cash provided by (used in) investing activities	(107,626)	37,222
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net	147,144	—
Proceeds from issuance of convertible notes	189,750	—
Convertible notes debt issuance costs	(6,105)	—
Proceeds from issuance of warrants	34,933	—
Purchase of convertible note hedges	(52,390)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(2,738)	(560)
Proceeds from issuance of common stock to employees	30,411	8,255
Net cash provided by financing activities	341,005	7,695
Effect of exchange rate changes on cash and cash equivalents	(233)	6
Net increase (decrease) in cash, cash equivalents and restricted cash	211,142	11,546
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	66,329	51,872
Cash, cash equivalents and restricted cash at end of period	$277,471	$63,418
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$453	$243

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

Since inception, the Company has cumulatively incurred net losses and negative cash flows from operations. During the year ended December 31, 2019, the Company incurred a net loss of $103.7 million and used $50.2 million of cash in operations. For the six months ended June 30, 2020, the Company incurred a net loss of $66.0 million and used $22.0 million of cash in operations. At June 30, 2020 and December 31, 2019, the Company had an accumulated deficit of $475.7 million and $409.8 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due 2021 (2021 Notes).  Additionally, in April 2020, the Company issued a total of $189.8 million aggregate principal amount of convertible senior notes due 2025 (2025 Notes).  The total net proceeds from this debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million. Concurrent with this debt offering, the Company also completed an underwritten public offering for 1,868,750 shares of its common stock, from which the Company received cash proceeds of $147.1 million, net of underwriting discounts and commissions and offering costs. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of June 30, 2020 and for the six months ended June 30, 2020 and 2019, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 25, 2020. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2020, and the results of its operations and cash flows for the six months ended June 30, 2020 and 2019. All such adjustments are of a normal and recurring nature. The interim financial data as of June 30, 2020 is not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any future period.

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

Other Risks and Uncertainties

The Company is subject to risks related to the public health crises such as the global pandemic associated with COVID-19, which has spread to most countries and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations and revenues and overall financial condition by decreasing the number of Senza systems procedures performed. The number of Senza systems procedures performed, similar to other elective surgical procedures, has decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States, some governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-

19. These measures and challenges may continue for the duration of the pandemic, which is uncertain, and will reduce our revenue while the pandemic continues.

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

Revenue by geography is based on the billing address of the customer. The United States was the only country with revenue accounting for more than 10% of the total revenue in any of the periods presented, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
United States	90%	83%	88%	82%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net unrealized foreign currency gain (loss)	$542	$483	$757	$501
Net realized foreign currency gain (loss)	(384)	(316)	(534)	(626)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States and is in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended June 30, 2020 and December 31, 2019.  The Company also held cash in foreign banks of approximately $3.1 million at June 30, 2020 and $12.1 million at December 31, 2019 that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s convertible note hedge transactions, entered into in connection with the 2021 Notes and 2025 Notes, subject the Company to credit risk such that the counterparties may be unable to fulfill the terms of the transactions.  The associated risk is mitigated by limiting the counterparties to major financial institutions.

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

During the three and six months ended June 30, 2020 and 2019, no single customer accounted for 10% or more of the Company’s revenue. As of June 30, 2020 and December 31, 2019, no single customer accounted for 10% or more of the accounts receivable balance.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $49.0 million and $52.4 million as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of June 30, 2020 and December 31, 2019 consists of a letter of credit of $0.6 million representing collateral for the Company’s Redwood City, California building lease pursuant to an agreement dated March 5, 2015 and certificates of deposit of $0.4 million, representing collateral for charges related to certain of the Company’s credit cards.

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write-down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total write-downs of $2.8 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $3.3 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.  The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

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

Allowance for Doubtful Accounts

The Company makes estimates of the collectability of accounts receivable.  In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  For the three and six months ended June 30, 2020, the Company recognized bad debt expenses of $1.5 million and $2.0 million, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through June 30, 2020.

Income Taxes

During the three and six months ended June 30, 2020 and 2019, the Company calculated its interim tax provision to record taxes incurred on a discrete basis due to the variability of taxable income in the jurisdictions in which it operates. The provision for income taxes for the three and six months ended June 30, 2020 and 2019 is primarily comprised of foreign and state taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdiction.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019.

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

In March 2020, the Company granted PSUs to certain members of the management team.  The number of shares to be issued upon vesting is based on the total shareholder return of the Company’s common stock compared to the Index, as well as certain performance criteria related to a specific financial target over a two-year performance period. These PSUs may become eligible for vesting before the end of the two-year performance period. The Company has and will assess the achievement status of these PSUs on a quarterly basis and records the related stock-based compensation expenses based on the estimated achievement payout.  For the three months ended March 31, 2020, the Company determined that the achievement status for these PSUs was not possible, and therefore did not record stock-based compensation expenses related to these grants.  During the three months ended June 30, 2020, the Company modified the performance criteria for these PSUs to reflect the changed market conditions as a result of the COVID-19 pandemic, and granted the Company’s CEO PSUs, incorporating the same modified performance criteria.  Stock-based compensation expenses for these PSUs were recorded in the three months ended June 30, 2020.

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

The Company has operating leases for office space, warehouse, research and development facilities and equipment. Leases with terms of 12 months or less are not recorded on the balance sheet, as the related lease expenses are recognized on a straight-line basis over the lease term.  The Company accounts for lease components (such as fixed payments) separately from non-lease components (such as common area expenses).  As of June 30, 2020, the Company has leases with remaining terms of less than 2 years to 6 years, some of which may include options to extend the lease term for up to 5 years.

The weighted average lease terms and discounts rates are as follows:

	June 30, 2020	December 31, 2019
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	4.82 years	5.31 years
Weighted-average discount rate	7.0%	7.0%

As of June 30, 2020, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2020, remaining months	$2,495
2021	5,073
2022	5,258
2023	5,522
2024	5,688
Thereafter	2,399
Total lease payments	26,435
Less: Interest	(4,118)
Present value of lease liabilities	$22,317

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$1,234	$1,239	$2,468	$2,514

Supplemental balance sheet information are as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating Leases:
Operating lease assets	$19,867	$21,533

Other current liabilities	$3,683	$3,498
Long term operating lease liabilities	18,634	20,445
Total operating lease liabilities	$22,317	$23,943

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,218	$884	$2,429	$1,780

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

Balance as of June 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$48,993	$—	$—	$48,993
Agency bonds (iii)	—	121,363	—	121,363
Commercial paper (ii)	—	310,727	—	310,727
Corporate notes (ii)	—	64,936	—	64,936
Treasury bonds (iii)	5,047	—	—	5,047
Total assets	$54,040	$497,026	$—	$551,066

Balance as of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$52,359	$—	$—	$52,359
Agency bonds (iii)	—	$17,246	—	17,246
Commercial paper (iii)	—	12,449	—	12,449
Corporate notes (iii)	—	142,734	—	142,734
Total assets	$52,359	$172,429	$—	$224,788

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.
(iii)	Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of June 30, 2020 and December 31, 2019, the fair value of the 1.75% convertible senior notes due 2021 was $234.9 million and $232.6 million, respectively.  As of June 30, 2020, the fair value of the 2.75% convertible senior notes due 2025 was $259.7 million. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7).

5. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$121,281	$94	$(12)	$121,363
Commercial paper (i)	310,681	52	(6)	310,727
Corporate notes (i)	64,631	305	—	64,936
Treasury bonds	5,047	—	—	5,047
Total securities	$501,640	$451	$(18)	$502,073

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$17,209	$37	$—	$17,246
Commercial paper	$12,425	$24	$—	12,449
Corporate notes	142,588	150	(4)	142,734
Total securities	$172,222	$211	$(4)	$172,429

(i)	Includes $202.0 million of commercial paper and $14.3 million of corporate notes that is classified as cash and cash equivalents on the condensed consolidated balance sheets.

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of June 30, 2020 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$440,660	$441,086
Amounts maturing after one year through five years	60,980	60,987
Total investment securities	$501,640	$502,073

Inventories (in thousands)

	June 30,	December 31,
	2020	2019
Raw materials	$28,593	$26,354
Finished goods	63,256	65,225
Total inventories	$91,849	$91,579

Property and Equipment, Net (in thousands)

	June 30,	December 31,
	2020	2019
Laboratory equipment	$6,456	$5,733
Computer equipment and software	10,500	9,909
Furniture and fixtures	3,918	3,898
Leasehold improvements	4,226	4,226
Construction in process	1,793	1,006
Total	26,893	24,772
Less: Accumulated depreciation and amortization	(15,457)	(13,006)
Property and equipment, net	$11,436	$11,766

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Depreciation and amortization expense	$1,184	$1,109	$2,480	$2,194

Accrued Liabilities (in thousands)

	June 30,	December 31,
	2020	2019
Accrued payroll and related expenses	$23,288	$36,056
Accrued professional fees	1,193	1,633
Accrued taxes	1,055	2,353
Accrued clinical and research expenses	906	2,157
Accrued interest	1,475	243
Accrued warranty	933	1,178
Accrued other	5,015	7,346
Total accrued liabilities	$33,865	$50,966

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

See Note 3 for further discussion on Lease Accounting.

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and has a limited one- to five-year warranty to most customers.  Activities related to warranty obligations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning balance	$1,192	$1,307	$1,178	$1,236
Provision for warranty	291	471	723	936
Utilization	(550)	(487)	(968)	(881)
Ending balance	$933	$1,291	$933	$1,291

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

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Royalty expense	$483	$773	$1,227	$1,430

Contingent Consideration

In February 2019, the Company entered into an agreement with a privately-held company to, among other things, provide the privately-held company financing in the form of a secured convertible note.  Through March 31, 2020, the Company had provided financing totaling $8.5 million in the form of two secured convertible notes. The agreement additionally provided the Company with the exclusive right, but not the obligation, to acquire the privately-held company.  The value of the secured convertible notes, measured at amortized cost, and the value of certain rights in relation to the agreement, measured at cost and monitored for impairment on an ongoing basis, were reported in Other Assets on the Condensed Consolidated Balance Sheet.  The accretion of amortized cost was recorded in Interest Income, while any changes in value from impairment assessment were recorded in Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Income.  The Company concluded that the privately-held company was a variable interest entity, however the Company was not the primary beneficiary as it did not retain power to direct the activities that most significantly impact its economic performance.

In April 2020, the Company elected not to exercise its option to make a further investment in the privately-held company pursuant to the agreement.  In connection with this decision, the Company no longer has the exclusive right to acquire the privately-held company.  In June 2020, the privately-held company paid off the outstanding principal and accrued interest of its secured convertible notes in full.  As a result of these two events, the Company recorded a net expense of $0.4 million in Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Income in the three months ended June 30, 2020.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at June 30, 2020 and December 31, 2019.

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

Legal Matters

On November 28, 2016, the Company filed a lawsuit for patent infringement against Boston Scientific Corporation and Boston Scientific Neuromodulation Corporation (collectively, Boston Scientific). The lawsuit, filed in the U.S. District Court for the Northern District of California (the California Court), asserts that Boston Scientific is infringing seven of the Company’s patents covering inventions relating to the Senza system and HF10 therapy. The lawsuit seeks preliminary and permanent injunctive relief against further infringement as well as damages and attorney’s fees. On July 24, 2018, the California Court issued an order on claim construction and summary judgment.  In the order, the California Court ruled that six asserted method claims in three of the Company’s asserted patents were patent eligible and not invalid as indefinite.  Collectively, the asserted claims cover methods for delivering SCS therapy at frequencies between 1.5 kHz and 100 kHz.

The California Court, however, found that Boston Scientific is not currently infringing the six upheld method claims.  Specifically, the California Court found that Boston Scientific's sale of the Spectra WaveWriter systems for commercial use in the United States does not infringe the upheld method claims because Boston Scientific modified the Spectra WaveWriter systems to prevent them from being programmed to generate signals above 1.2 kHz.  With regard to the use of the Spectra WaveWriter and the Precision with MultiWave systems in patients that have completed the ACCELERATE clinical trial, the California Court found such use to fall within the safe harbor provision of 35 U.S.C. § 271(e).  The California Court further held that 35 U.S.C. § 271(f) does not apply to method claims, and therefore the sale of the Precision with MultiWave systems in Europe does not infringe the upheld method claims.  The California Court also found that the asserted system claims in four of the Company's asserted patents were invalid as indefinite.  As discussed below, the California Court’s finding of invalidity was overturned by the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit).

On July 27, 2018, the parties submitted a joint statement to the California Court wherein Boston Scientific asserted that, with respect to whether any U.S. launch of a high-rate product (such as the Precision with MultiWave and Spectra WaveWriter models used in the ACCELERATE study or any other system that is programmable at any frequency in the range 1.5 to 100 kHz) is imminent, Boston Scientific, as of now, has not decided whether to launch such a product; has not established a timeline for when such a decision might be made, if ever; and has not determined what frequencies would be enabled if it were to decide to launch such a product in the future. Boston Scientific further confirmed its public statements that the ACCELERATE study was extended into 2019, with an estimated study completion date between April 2019 and November 2019.  On the basis of the foregoing, the parties agreed to dismissal on ripeness grounds of the Company’s declaratory judgment claims without prejudice, each side to bear its own fees and costs as to these claims, and jointly requested that the California Court enter such a dismissal. The dismissal was thereafter entered as a court order on July 31, 2018.  The Company and Boston Scientific each appealed portions of the California Court’s July 24th ruling to the Federal Circuit.  On April 9, 2020, the Federal Circuit returned its ruling, which vacated and remanded the California Court’s judgment of invalidity.  As a result of the Federal Circuit’s ruling, the system claims invalidated by the California Court have been reinstated, and thus all of the Company’s asserted claims remain valid and enforceable.  The litigation is expected to be remanded to the California Court for further proceedings.

On December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging the Company’s manufacture, use and sale of the Senza system infringes ten of Boston Scientific’s patents covering spinal cord stimulation technology related to stimulation leads, rechargeable batteries and telemetry (the Delaware I litigation). The lawsuit, filed in the U.S. District Court for the District of Delaware, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. During this litigation, Boston Scientific unilaterally dismissed their assertions with regard to two of the ten patents.  In relation to this lawsuit, the Company filed petitions for inter partes review at the U.S. Patent and Trademark Office (USPTO) against all the eight remaining patents asserted by Boston Scientific.  As a result of those petitions, in February 2019, all of the asserted claims of Boston Scientific’s U.S. Patent Nos. 7,587,241 and 6,895,280 were found invalid by the Patent Trial and Appeal Board (PTAB) at the USPTO.  The invalidity of each of those patents was later affirmed by the Federal Circuit on May 18, 2020 and May 29, 2020, respectively. This patent infringement lawsuit has been stayed pending completion of the inter partes proceedings since June 2018. As of this time, the Company is unable to determine an outcome or potential range of loss.

On April 27, 2018, Boston Scientific filed a second patent lawsuit alleging patent infringement, trade secret misappropriation and tortious interference with contract (the Delaware II litigation). The lawsuit, filed in the Delaware Court, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. In relation to the Delaware II litigation, the Company filed seven petitions for inter partes review at the PTAB against seven of the nine patents asserted by Boston Scientific.  In January 2020, the PTAB initiated inter partes reviews in all seven of the challenged patents in the Delaware II litigation.  The Company also filed counterclaims against Boston Scientific, alleging patent infringement of five Nevro patents.  On June 22, 2020, the Delaware Court issued an order effectively consolidating the remaining patents of the Delaware I litigation with the Boston Scientific trade secret misappropriation claims and Nevro counterclaims of the Delaware II litigation.  The consolidated litigation will proceed to trial scheduled for October of 2021.  The Boston Scientific patent infringement claims of the Delaware II litigation have been stayed pending resolution of the inter partes reviews of the Delaware II litigation. As of this time, the Company is unable to determine an outcome or potential range of loss.

On February 14, 2019, the Company filed a lawsuit for patent infringement against Stimwave Technologies, Inc. (Stimwave) in the Delaware Court asserting that Stimwave was infringing the Company’s patents covering inventions related to its HF10 therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  In relation to this lawsuit, on July 24, 2019, the Delaware Court granted Nevro's motion for preliminary injunction, and issued an order barring Stimwave, and all affiliated persons and entities, from infringing patent claims covering frequencies between 3 kHz and 10 kHz. On February 27, 2020, the Company and Stimwave entered into a Settlement Agreement, in which Stimwave agreed to cease commercialization of all high frequency spinal cord stimulation systems worldwide.  Stimwave also agreed to entry of a permanent injunction in the Delaware Court, under which Stimwave’s products will not deliver spinal cord stimulation therapy that includes pulse frequencies between 1,500 Hz and 100,000 Hz. The permanent injunction was filed with the Delaware Court and entered on March 2, 2020.  After the Delaware Court entered the permanent injunction, the case (including Stimwave’s appeal of the preliminary injunction order) were dismissed.  As part of the permanent injunction filing, Stimwave acknowledged the validity of the patents Nevro asserted in the litigation.  Per Nevro's request, the permanent injunction order does not enjoin Stimwave from providing follow-up care and programming for any patients who were already programmed with high frequency therapy in the United States prior to March 6, 2020, and in the rest of the world prior to April 30, 2020.

On February 28, 2020, the Company filed a lawsuit in the Delaware Court for patent infringement against Nalu Medical, Inc. (Nalu) asserting that Nalu is infringing the Company’s patents covering inventions related to its HF10 therapy and the Senza system.

As of June 30, 2020, the Company did not record a liability, as an outcome or potential loss range cannot be reasonably determined.

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

7. Debt

2021 Notes and Convertible Note Hedge and Warrant Transactions

In June 2016, the Company issued $150.0 million aggregate principal amount of 1.75% convertible senior notes due 2021 in a registered underwritten public offering and an additional $22.5 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters. The interest rates are fixed at 1.75% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2016.  The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $166.2 million.

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the three months ended June 30, 2020 the conditions allowing holders of the 2021 Notes to convert have not been met. The 2021 Notes are therefore not convertible during the three months ended September 30, 2020. Should the sale price condition be met in a future quarter, the 2021 Notes will be convertible at the holders’ option during the immediately following quarter. As of June 30, 2020, the if-converted value of the 2021 Notes exceeded the principal value of those notes by $41.4 million. As a result of the 2021 Notes maturing on June 1, 2021, its net carrying amount was reclassified from long-term debt to short-term debt in the Company's condensed consolidated balance sheets during the three months ended June 30, 2020.

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

In accounting for the debt issuance costs of $6.2 million related to the 2021 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2021 Notes based on the same proportion as the accounting for the proceeds from the issuance of the 2021 Notes. Issuance costs attributable to the liability component were $5.0 million and will be amortized to interest expense using the effective interest method over the contractual terms of the 2021 Notes.  Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	June 30,	December 31,
	2020	2019
Principal	$172,500	$172,500
Unamortized discount	(6,878)	(10,462)
Unamortized issuance cost	(1,157)	(1,738)
Net carrying amount	$164,465	$160,300

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	June 30,	December 31,
	2020	2019
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

2025 Notes and Convertible Note Hedge and Warrant Transactions

In April 2020, the Company issued $165.0 million aggregate principal amount of 2.75% convertible senior notes due 2025 in a registered underwritten public offering and an additional $24.8 million aggregate principal amount of such notes pursuant to underwriters exercise in full of their option to purchase additional 2025 Notes. The interest rates are fixed at 2.75% per annum and are payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2020.  The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million.

Each $1,000 principal amount of the 2025 Notes will initially be convertible into 9.5238 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $105.00 per share, subject to adjustment upon the occurrence of specified events. The 2025 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding October 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2025 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after October 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the three months ended June 30, 2020 the conditions allowing holders of the 2025 Notes to convert have not been met. The 2025 Notes are therefore not convertible during the three months ended September 30, 2020 and are classified as long-term debt. Should the sale price condition be met in a future quarter, the 2025 Notes will be convertible at the holders’ option during the immediately following quarter. As of June 30, 2020, the if-converted value of the 2025 Notes exceeded the principal value of those notes by $26.2 million.

In connection with the offering of the 2025 Notes, the Company entered into convertible note hedge transactions with certain bank counterparties in which the Company has the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of the Company’s common stock at a price of approximately $105.00 per share. The total cost of the convertible note hedge transactions was $52.4 million.  In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of the Company’s common stock at a price of $147.00 per share. The Company received $34.9 million in cash proceeds from the sale of these warrants.  Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of these notes and to effectively increase the overall conversion price from $105.00 to $147.00 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and will not be subsequently remeasured as long as they continue to meet the conditions for equity classification. The net cost of $17.5 million incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

In accounting for the issuance of the convertible senior notes, the Company separated the 2025 Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $49.9 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (debt discount) is amortized to interest expense over the term of the 2025 Notes expense at an effective interest rate of 10.2% over the contractual terms of the notes.

In accounting for the debt issuance costs of $6.1 million related to the 2025 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2025 Notes based on the same proportion as the accounting for the proceeds from the issuance of the 2025 Notes. Issuance costs attributable to the liability component were $4.5 million and will be amortized to interest expense using the effective interest method over the contractual terms of the 2025 Notes.  Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

June 30,
2020
Principal	$189,750
Unamortized discount	(48,043)
Unamortized issuance cost	(4,362)
Net carrying amount	$137,345

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

June 30,
2020
Debt discount related to value of conversion option	$49,947
Debt issuance cost	(1,607)
Net carrying amount	$48,340

The following table sets forth the interest expense recognized related to the 2021 Notes and the 2025 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Contractual interest expense	$1,987	$755	$2,742	$1,510
Amortization of debt discount	3,704	1,693	5,487	3,369
Amortization of debt issuance costs	429	260	716	515
Total interest expense	$6,120	$2,708	$8,945	$5,394

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss, basic and diluted	$(41,063)	$(28,021)	$(65,951)	$(72,097)
Weighted average shares used to compute basic and diluted net loss per share	33,988,082	30,677,567	32,913,947	30,521,463
Net loss per share, basic and diluted	$(1.21)	$(0.91)	$(2.00)	$(2.36)

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. The conversion spread for the Company’s outstanding convertible senior notes will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $96.37 per share for the 2021 Notes and $105.00 for the 2025 Notes.  Although this condition was met in the three months ended June 30, 2020, the Company excluded the potential shares issuable upon conversion of the 2021 Notes and the 2025 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive due to the net loss position of the Company during this period. In connection with the issuance of the 2021 Notes and 2025 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2021 Notes and 2025 Notes. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	June 30,
	2020	2019
Unreleased restricted stock	1,268,703	1,405,998
Options to purchase common stock	1,036,244	2,095,461
Convertible senior notes	3,597,174	1,790,033
Warrants related to the issuance of convertible senior notes	3,597,174	1,790,033
Total	9,499,295	7,081,525

9. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  The Company recorded an expense for matching contributions of and $0.3 million and $2.4 million for the three and six months ended June 30, 2020, respectively, and $0.7 million and $2.6 million for the three and six months ended June 30, 2019, respectively.

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

There were 52,733 shares of common stock issued under the ESPP for the three and six months ended June 30, 2020 and 119,393 shares of common stock issued under the ESPP for the three and six months ended June 30, 2019.  Shares available for future purchase under the ESPP were 1,424,355 at June 30, 2020.

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

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our family of surgical leads, marketed as the Surpass surgical lead, and in April 2020 received FDA approval for our reduced-size Surpass-C surgical lead. In January 2018, we received FDA approval of our next generation Senza II SCS system.  In the fourth quarter of 2019, we received FDA approval of our next generation product platform, Senza® Omnia™, which we launched in the United States in the fourth quarter of 2019. Additionally, we received approval to commercially launch Senza Omnia in Europe during the second quarter of 2020 and in Australia in July 2020. The tables below set forth our revenue from U.S. and international sales the past nine quarters on a quarterly basis and total revenue for each of the past five years and the six months ended June 30, 2020.

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020
Revenue from:	(in millions)
U.S. sales	$70.6	$79.9	$79.6	$91.6	$65.8	$78.1	$84.2	$97.9	$75.3	$51.0
International sales	17.0	16.2	16.0	16.3	16.3	15.5	16.0	16.5	12.2	5.4
Total sales revenue	$87.6	$96.1	$95.6	$107.9	$82.1	$93.6	$100.2	$114.4	$87.5	$56.4

	2015	2016	2017	2018	2019	Six Months Ended June 30, 2020
Revenue from:	(in millions)
U.S. sales	$24.3	$173.3	$263.5	$321.8	$326.0	$126.3
International sales	45.3	55.2	63.2	65.5	64.3	17.6
Total sales revenue	$69.6	$228.5	$326.7	$387.3	$390.3	$143.9

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of June 30, 2020 was $475.7 million. A significant amount of our capital resources has been used to support the development of our Senza products and HF10 therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

In April 2020, we issued $165.0 million aggregate principal amount of 2.75% convertible senior notes due 2025 (the 2025 Notes) in a registered underwritten public offering and an additional $24.8 million aggregate principal amount of such notes pursuant to the underwriters’ exercise in full of their option to purchase additional 2025 Notes. The 2025 Notes’ interest rates are fixed at 2.75% per annum and are payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2020.  The total net proceeds from the 2025 Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $183.7 million. In connection with the offering of the 2025 Notes, we entered into convertible note hedge transactions in which we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of common stock at a price of approximately $105.00 per share. The total cost of the convertible note hedge transactions was $52.4 million.  In addition, we sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of our common stock at a price of $147.00 per share. We received $34.9 million in cash proceeds from the sale of these warrants.  The net cost incurred in connection with the convertible note hedge and warrant transactions was $17.5 million. Concurrent with the registered underwritten public offering of the 2025 Notes, we completed an underwritten public offering of common stock and issued 1,868,750 shares of common stock, including 243,750 shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. As a result of this public offering of common stock, we received cash proceeds of $147.2 million, net of underwriting discounts and commissions and offering costs.

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

COVID-19 Pandemic

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact our operations and revenues and overall financial condition by decreasing the number of Senza systems procedures performed. The number of Senza systems procedures performed, similar to other elective surgical procedures, has decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. April 2020 was the most impacted month of the second quarter as a result of these challenges.  Since then, we have seen sequential improvements in both May and June 2020.  These measures and challenges, however, will likely continue for the duration of the pandemic, which is uncertain, and will reduce our revenue while the pandemic continues.

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

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our senior convertible notes which are due in June 2021 and April 2025. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Senza systems sold after the pandemic has ended. We expect any further shelter-in-place policies and restrictions on elective surgical procedures worldwide to have a substantial near term impact on our revenue. We have also withdrawn our previously announced annual guidance for 2020 given the continued uncertainties resulting from the COVID-19 pandemic.  In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of our products and the related implant procedure for patients. The revenue we are able to generate from sales of our products depends in large part on the availability of reimbursement from such payors. While we currently have a favorable reimbursement decision from Medicare, decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policies. These payors may deny reimbursement if they determine that the device or procedure was not used in accordance with the payor’s coverage policy.  A significant component of our commercial efforts includes working with private payors to ensure positive coverage and reimbursement decisions for our products. Favorable reimbursement decisions from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date.  Although the largest commercial payors and Medicare cover Senza, there can be no assurance that all private health insurance plans will cover the product.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with the maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the year ended December 31, 2019, wherein we recorded a write-down of inventory of $1.6 million.  Further, the manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. In addition, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete, as was the case for the six months ended June 30, 2020, when we recorded a charge of $2.5 million. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges.  For the year ended December 31, 2019, we additionally recorded a charge of $3.6 million related to the cancellation of firm purchase commitments.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced controlled commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017.  Most recently, we launched our next generation product platform, Senza Omnia, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020.  We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and a next generation IPG. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate HF10 efficacy, safety and cost effectiveness through clinical data are all critical to increasing the adoption of HF10 therapy.  We initiated two randomized controlled trials in 2018, SENZA-PDN and SENZA-NSRBP, which evaluate HF10 therapy for the treatment of painful diabetic neuropathy and non-surgical refractory back pain, respectively. In January 2020, we presented the three-month data from our SENZA-PDN study, which was the largest SCS randomized controlled trial conducted to date. With regard to the SENZA-NSRBP study, we believe that we have sufficient study subjects and therefore will not require additional enrollment.

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

We Do Not Expect to Continue to Experience Our Historical Worldwide Revenue Growth Rates

Our worldwide revenue has increased from $18.2 million for the year ended December 31, 2012 to $390.3 million for the year ended December 31, 2019.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  Over the past two years, our revenue growth in international markets has slowed significantly. Although we had experienced significant growth in sales in the United States for several years following our launch, we do not expect to continue that historic rate of revenue growth in the United States or on a worldwide basis.  The COVID-19 pandemic has substantially impacted our revenue in the first six months of 2020 and we expect continued impact in 2020 as the pandemic continues. Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. Other than the adoption of ASC 326, Financial Instruments – Credit Losses, there have been no other significant or material changes in our critical accounting policies during the six months ended June 30, 2020.

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

During 2017, 2018 and 2019, we had a significant increase in SG&A headcount and experienced significant legal expenses associated with our various intellectual property litigation. We anticipate significant continued expenses associated with these legal activities. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.  Additionally, we have seen a decrease in SG&A expense recently, partially due to reduced travel and sales and marketing activities as a result of the COVID-19 pandemic.

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

Allowance for Doubtful Accounts

We make estimates as to the overall collectability of accounts receivable and provide an allowance for accounts receivable considered uncollectible based on current expected credit losses. We specifically analyze accounts receivable based on historical bad debt experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We record the adjustment in sales, general and administrative expense.

Consolidated Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,
	2020	2019	Change
(in thousands)
Revenue	$56,390	$93,571	$(37,181)
Cost of revenue	21,140	29,628	(8,488)
Gross profit	$35,250	$63,943	$(28,693)
Gross margin	63%	68%	(5)%

Revenue. Revenue decreased to $56.4 million in the three months ended June 30, 2020 from $93.6 million in the three months ended June 30, 2019, a decrease of $37.2 million, or 40%. Revenue in the United States was $51.0 million in the three months ended June 30, 2020, a 35% decrease from $78.1 million in the three months ended June 30, 2019.  International revenue was $5.4 million in the three months ended June 30, 2020, compared to $15.5 million in the three months ended June 30, 2019.  The decrease in revenue was a result of the COVID-19 pandemic.  We experienced a worldwide decline in procedure volume, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19 and as elective procedures were significantly limited and, in many places, halted entirely during the quarter.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased to $21.1 million in the three months ended June 30, 2020 from $29.6 million in the three months ended June 30, 2019, a decrease of $8.5 million, or 29%.  This decrease was primarily due to a decrease of $8.9 million in the costs of manufactured product components, offset by an increase of $2.3 million related inventory write-downs, as well as a one-time charge of $1.6 million related to the under-absorption of overhead as a result of the COVID-19 pandemic. Gross profit decreased to $35.3 million in the three months ended June 30, 2020 from $63.9 million in the three months ended June 30, 2019, a decrease of $28.7 million, or 45%. Gross profit as a percentage of revenue, or gross margin, decreased to 63% for the three months ended June 30, 2020, compared to 68% in the three months ended June 30, 2019.

Operating Expenses

	Three Months Ended June 30,
	2020		2019
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$10,444	18%	$14,930	16%	$(4,486)
Sales, general and administrative	60,167	107%	75,573	81%	(15,406)
Total operating expenses	$70,611	125%	$90,503	97%	$(19,892)

Research and Development Expense. R&D expense decreased to $10.4 million in the three months ended June 30, 2020 from $14.9 million in the three months ended June 30, 2019, a decrease of $4.5 million, or 30%.  The decrease in R&D expense was primarily due to decreases in clinical expenses of $3.0 million and personnel and travel expenses of $1.1 million.

Sales, General and Administrative Expense. SG&A expense decreased to $60.2 million in the three months ended June 30, 2020 from $75.6 million in the three months ended June 30, 2019, a decrease of $15.4 million, or 20%.  This decrease was primarily due to a decrease in personnel costs of $7.6 million, decreased travel, training and additional hardware expense of $3.7 million, decreased healthcare professional-related expenses of $3.5 million, and decreased legal and professional services costs of $2.5 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended June 30,
	2020	2019	Change
(in thousands)
Interest income	$754	$1,489	$(735)
Interest expense	(6,122)	(2,710)	(3,412)
Other income (expense), net	(290)	118	(408)
Provision for income taxes	44	358	(314)

Interest Income. Interest income decreased to $0.8 million in the three months ended June 30, 2020 from $1.5 million in the three months ended June 30, 2019, primarily as a result of the changes in average investment return rates.

Interest Expense. Interest expense increased to $6.1 million in the three months ended June 30, 2020 from $2.7 million in the three months ended June 30, 2019, and primarily represents the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in June 2016 and the 2025 Notes in April 2020. The accrual of interest expense related to the 2025 Notes additionally contributed to the increase in interest expense.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of

$0.2 million in each of the three months ended June 30, 2020 and 2019, respectively.  Additionally, in the three months ended June 30, 2020, we recorded a net expense of $0.4 million for the impairment charge related to the value of the right to acquire a privately-held company, net of the gain related to the early payment of the privately held company’s secured convertible note.

Provision for Income Taxes. Income tax expense was $44,000 and $0.4 million in the three months ended June 30, 2020 and 2019, respectively. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Comparison of the six months ended June 30, 2020 and 2019

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,
	2020	2019	Change
(in thousands)
Revenue	$143,857	$175,719	$(31,862)
Cost of revenue	48,060	58,567	(10,507)
Gross profit	$95,797	$117,152	$(21,355)
Gross margin	67%	67%	0%

Revenue. Revenue decreased to $143.9 million in the six months ended June 30, 2020 from $175.7 million in the six months ended June 30, 2019, a decrease of $31.9 million, or 18%. Revenue in the United States was $126.3 million in the six months ended June 30, 2020, a 12% decrease from $143.9 million in the six months ended June 30, 2019.  International revenue was $17.5 million in the six months ended June 30, 2020, compared to $31.8 million in the same period for the prior year. The decrease in revenue was a result of the COVID-19 pandemic.  We experienced worldwide decline in procedure volume, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19 and as elective procedures were significantly limited and, in many places, halted entirely during the three months ended June 30, 2020.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased to $48.1 million in the six months ended June 30, 2020 from $58.6 million in the six months ended June 30, 2019, a decrease of $10.5 million, or 18%.  This decrease was primarily due to a decrease of $8.9 million in the costs of manufactured product components.  Gross profit decreased to $95.8 million in the six months ended June 30, 2020 from $117.2 million in the six months ended June 30, 2019, a decrease of $21.4 million, or 18%. Gross profit as a percentage of revenue, or gross margin, remained relatively unchanged at 67% for each of the six months ended June 30, 2020 and June 30, 2019, respectively. In the six months ended June 30, 2019, we recorded a charge of $3.6 million related to the cancellation of firm purchase commitments for inventory related items, which accounted for 2% of gross margin.  In the six months ended June 30, 2020, we recorded one-time charges of $1.6 million related to the under absorption overhead as a result of the COVID-19 pandemic and $2.5 million related to obsolescence, which, in the aggregate, accounted for 3% of gross margin.

Operating Expenses

	Six Months Ended June 30,
	2020		2019
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$22,656	16%	$29,065	17%	$(6,409)
Sales, general and administrative	131,569	91%	156,901	89%	(25,332)
Total operating expenses	$154,225	107%	$185,966	106%	$(31,741)

Research and Development Expense. R&D expense decreased to $22.7 million in the six months ended June 30, 2020 from $29.1 million in the six months ended June 30, 2019, a decrease of $6.4 million, or 22%.  The decrease in R&D expense was primarily due to decreases in clinical and development expenses of $4.5 million and personnel and travel expenses of $1.4 million.

Sales, General and Administrative Expense. SG&A expense decreased to $131.6 million in the six months ended June 30, 2020 from $156.9 million in the six months ended June 30, 2019, a decrease of $25.3 million, or 16%.  This decrease was primarily due to a decreases in personnel costs of $14.0 million, decreased travel, training and additional hardware expense of $5.3 million, decreased legal and professional services costs of $3.5 million and decreased healthcare professional-related expenses of $3.5 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Six Months Ended June 30,
	2020	2019	Change
(in thousands)
Interest income	$2,018	$3,038	$(1,020)
Interest expense	(8,948)	(5,398)	(3,550)
Other income (expense), net	(243)	(225)	(18)
Provision for income taxes	350	698	(348)

Interest Income. Interest income decreased to $2.0 million in the six months ended June 30, 2020 from $3.0 million in the six months ended June 30, 2019, primarily as a result of a decrease in average investment return rates.

Interest Expense. Interest expense increased to $8.9 million in the six months ended June 30, 2020 from $5.4 million in the six months ended June 30, 2019, and primarily represents the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in June 2016 and 2025 Notes in April 2020.  The accrual of interest expense related to the 2025 Notes contributed to the increase in interest expense.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $0.3 million in the six months ended June 30, 2020 and a loss $0.1 million in the six months ended June 30, 2019, respectively. Additionally, in the six months ended June 30, 2020, we recorded a net expense of $0.4 million for the impairment charge related to the value of the right to acquire a privately-held company, which is net of the gain related to the early payment of the privately held company’s secured convertible note.

Provision for Income Taxes. Income tax expense was $0.4 million and $0.7 million in the six months ended June 30, 2020 and 2019, respectively. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025.  Our total net proceeds from these transactions, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. At June 30, 2020, we had cash, cash equivalents and short-term investments of $562.3 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2020	2019
(in thousands)
Net cash provided by (used in)
Operating activities	$(22,004)	$(33,377)
Investing activities	(107,626)	37,222
Financing activities	341,005	7,695
Effect of exchange rate on cash flows	(233)	6
Net decrease in cash, cash equivalents and restricted cash	$211,142	$11,546

Cash Used in Operating Activities. Net cash used in operating activities was $22.0 million in the six months ended June 30, 2020, compared to $33.4 million in the six months ended June 30, 2019. In the six months ended June 30, 2020, net cash used in operating activities was primarily a result of the net losses recorded during the period of $66.0 million, as well as a decrease in accounts payable and accrued liabilities of $13.6 million, increases in inventory of $3.6 million and decreases in long term liabilities of $1.8 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $18.6 million, non-cash interest expense of $6.2 million, inventory write-down of $3.3 million, depreciation and amortization of $2.5 million and amortization of operating lease assets of $1.7 million, as well as decreases in accounts receivable of $23.8 million, decreases in prepaids and other assets of $5.6 million and increases in provision of doubtful accounts of $2.0 million. In the six months ended June 30, 2019, net cash used in operating activities was primarily a result of the net losses recorded during the period of $72.1 million, the recording of accretion on short-term investments of $1.4 million, as well as increases in prepaids and other assets of $0.9 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $20.1 million, non-cash interest expense of $3.9 million, depreciation and amortization of $2.2 million and amortization of operating lease assets of $1.6 million, as well as decreases in accounts receivable of $13.2 million.

Cash Provided by (Used in) Investing Activities. In the six months ended June 30, 2020, we had net purchases of investments of $113.1 million and purchases of property and equipment of $2.0 million, as well as the receipt of $7.5 million for the repayment of secured convertible notes from a privately held company.  In the six months ended June 30, 2019, we had net proceeds from the maturity of investments of $44.1 million, and we purchased secured convertible notes of $5.5 million and $1.4 million of property and equipment.

Cash Provided by Financing Activities. Cash provided by financing activities in the six months ended was $341.0 million. The majority of this cash was from the proceeds of $183.6 million, net of issuance costs, from the 2025 Notes and the proceeds of $147.1 million, net of issuance costs, from the concurrent public common stock offering.  The cash received from these activities was offset by a net $17.5 million cost of convertible note hedge and warrant transactions, which included the $52.4 million purchase of convertible note hedges and proceeds of $34.9 million related to the sale of warrants.  Additionally, we received cash from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan, net of tax withholdings, which were $27.7 million and $7.7 million in the six months ended June 30, 2020 and 2019, respectively.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of June 30, 2020, we had minimum annual purchase commitments of $3.4 million due in the remainder of 2020.

We have also entered into a service agreement for which we are committed to pay $2.5 million in each of the next five years of the term of the service agreement, as well as a license agreement for which we are committed to pay $0.3 million over the remaining term of license agreement.

As of June 30, 2020, our contractual obligations related to the 2021 Notes are payments in interest of $1.5 million due in 2020 and payments in interest and principal totaling $174.0 million due in 2021.  Our contractual obligations related to the 2025 Notes are payments in interest of $2.5 million due in 2020, payments in interest of $5.2 million due each year from 2021 through 2024, and payments in interest and principal totaling $192.4 million due in 2025.

Off-Balance Sheet Arrangements

Through June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2020, we had cash and cash equivalents of $276.5 million, consisting of cash, commercial paper, corporate notes and money market funds, and short-term investments of $285.8 million, consisting of commercial paper, agency bonds and corporate notes. We maintained investments in money market funds that were not federally insured in the six months ended June 30, 2020 and additionally held cash in foreign banks of approximately $3.1 million at June 30, 2020 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction gains of $0.2 million in the six months ended June 30, 2020 and losses of $0.1 million in the six months ended June 30, 2019. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the three months ended June 30, 2020 would have affected the Company’s net loss by less than 1%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

We do not believe that inflation nor changes in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

Market Risk and Market Interest Risk

In June 2016, we issued $172.5 million aggregate principal amount of 1.75% convertible senior notes due 2021.  In April 2020, we issued $189.8 million aggregate principal amount of 2.75% convertible senior notes due 2025.  The fair value of these convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature.  The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value.  The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations.  Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On November 28, 2016, we filed a lawsuit for patent infringement against Boston Scientific Corporation and Boston Scientific Neuromodulation Corporation (collectively, Boston Scientific). The lawsuit, filed in the U.S. District Court for the Northern District of California (the California Court), asserts that Boston Scientific is infringing our patents covering inventions relating to our Senza system and HF10 therapy. The lawsuit seeks preliminary and permanent injunctive relief against further infringement as well as damages and attorney’s fees. On July 24, 2018, the California Court issued an order on claim construction and summary judgment.  In the order, the California Court ruled that six asserted method claims in three of the Company’s asserted patents were patent eligible and not invalid as indefinite.  Collectively, the asserted claims cover methods for delivering SCS therapy at frequencies between 1.5 kHz and 100 kHz.

The California Court, however, found that Boston Scientific is not currently infringing the six upheld method claims.  Specifically, the California Court found that Boston Scientific's sale of the Spectra WaveWriter systems for commercial use in the United States does not infringe the upheld method claims because Boston Scientific modified the Spectra WaveWriter systems to prevent them from being programmed to generate signals above 1.2 kHz.  With regard to the use of the Spectra WaveWriter and the Precision with MultiWave systems in patients that have completed the ACCELERATE clinical trial, the California Court found such use to fall within the safe harbor provision of 35 U.S.C. § 271(e).  The California Court further held that 35 U.S.C. § 271(f) does not apply to method claims, and therefore the sale of the Precision with MultiWave systems in Europe does not infringe the upheld method claims.  The California Court also found that the asserted system claims in four of the Company's asserted patents were invalid as indefinite.  As discussed below, the California Court’s finding of invalidity was overturned by the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit).

On July 27, 2018, the parties submitted a joint statement to the California Court wherein Boston Scientific asserted that, with respect to whether any U.S. launch of a high-rate product (such as the Precision with MultiWave and Spectra WaveWriter models used in the ACCELERATE study or any other system that is programmable at any frequency in the range 1.5 to 100 kHz) is imminent, Boston Scientific, as of now, has not decided whether to launch such a product; has not established a timeline for when such a decision might be made, if ever; and has not determined what frequencies would be enabled if it were to decide to launch such a product in the future. Boston Scientific further confirmed its public statements that the ACCELERATE study was extended into 2019, with an estimated study completion date between April 2019 and November 2019.  On the basis of the foregoing, the parties agreed to dismissal on ripeness grounds of our declaratory judgment claims without prejudice, each side to bear its own fees and costs as to these claims, and jointly requested that the California Court enter such a dismissal. The dismissal was thereafter entered as a court order on July 31, 2018.  Boston Scientific and Nevro each appealed portions of the California Court's July 24th ruling to the Federal Circuit.  The appeal was heard on December 2, 2019.  On April 9, 2020, the Federal Circuit returned its ruling, which vacated and remanded the California Court’s judgment of invalidity.  As a result of the Federal Circuit’s ruling, the system claims invalidated by the California Court have been reinstated, and thus all of our asserted claims remain valid and enforceable.  The litigation is expected to be remanded to the California Court for further proceedings.

On December 9, 2016, Boston Scientific filed a first lawsuit alleging our manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering SCS technology related to stimulation leads, rechargeable batteries and telemetry (the Delaware I litigation). The lawsuit, filed in the U.S. District Court for the District of Delaware (the Delaware Court), seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. In relation to this lawsuit, we filed petitions for inter partes review at the U.S. Patent and Trademark Office (USPTO) against all the eight patents asserted by Boston Scientific.  As a result of those petitions, in February 2019, all of the asserted claims of Boston Scientific’s U.S. Patent Nos. 7,587,241 and 6,895,280 were found invalid by the Patent Trial and Appeal Board (PTAB) at the USPTO.  The invalidity of each of those patents was later affirmed by the Federal Circuit on May 18, 2020 and May 29, 2020, respectively.  This patent infringement lawsuit has been stayed since June 2018, pending completion of inter partes proceedings.

On April 27, 2018, Boston Scientific filed a second lawsuit alleging patent infringement, trade secret misappropriation, and tortious interference with contract (the Delaware II litigation). The lawsuit, filed in the Delaware Court, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. In relation to the Delaware II litigation, we filed seven petitions for inter partes review at the USPTO against seven of the nine patents asserted by Boston Scientific. In January 2020, the PTAB initiated inter partes reviews in all seven of the challenged patents in the Delaware II litigation.  We also filed counterclaims against Boston Scientific, alleging patent infringement of five Nevro patents.  On June 22, 2020, the Delaware Court issued an order effectively consolidating the remaining patents of the Delaware I litigation with the Boston Scientific trade secret misappropriation claims and Nevro counterclaims of the Delaware II litigation.  The consolidated litigation will proceed to trial scheduled for October of 2021.  The Boston Scientific patent infringement claims of the Delaware II litigation have been stayed pending resolution of the inter partes reviews of the Delaware II litigation.

On February 14, 2019, we filed a lawsuit for patent infringement against Stimwave in the Delaware Court asserting that Stimwave was infringing our patents covering inventions related to our HF10 therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  In relation to this lawsuit, on July 24, 2019, the court granted our motion for preliminary injunction, and issued an order barring Stimwave, and all affiliated persons and entities, from infringing patent claims covering frequencies between 3 kHz and 10 kHz by programming Stimwave's SCS systems to deliver its recently introduced high-frequency, paresthesia-free SCS therapy.  On February 27, 2020, we entered into a Settlement Agreement with Stimwave, in which Stimwave agreed to cease commercialization of all high frequency spinal cord stimulation systems worldwide.  Stimwave also agreed to entry of a permanent injunction in the Delaware Court, under which Stimwave’s products will not deliver spinal cord stimulation therapy that includes pulse frequencies between 1,500 Hz and 100,000 Hz. The permanent injunction was filed with the Delaware Court and entered on March 2, 2020.  After the court entered the permanent injunction, the case (including Stimwave’s appeal of the preliminary injunction order) were dismissed.  As part of the permanent injunction filing, Stimwave acknowledged the validity of the patents we asserted in the litigation.  Per our request, the permanent injunction order does not enjoin Stimwave from providing follow-up care and programming for any patients who were already programmed with such high frequency therapy in the United States prior to March 6, 2020, and in the rest of the world prior to April 30, 2020.

On February 28, 2020, we filed a lawsuit in the Delaware Court for patent infringement against Nalu Medical, Inc. (Nalu) asserting that Nalu is infringing our patents covering inventions related to its HF10 therapy and the Senza system.

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

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact our operations and revenues and overall financial condition by decreasing the number of Senza systems procedures performed. The number of Senza systems procedures performed, similar to other elective surgical procedures, has decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges may continue for the duration of the pandemic, which is uncertain, and will reduce our revenue while the pandemic continues. Further, once the pandemic subsides, we anticipate there will be substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, and as a result, patients seeking to have Senza system trials or implant procedures performed will have to navigate limited provider capacity. We believe this limited provider capacity could have an adverse effect on our sales following the end of the pandemic.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where our headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Senza systems. In addition, even after the “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 are lifted, we may continue to experience disruptions to our business, including as a result of patients and customers continuing to be cautious in restarting elective procedures in light of the continued risk posed by the virus.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our senior convertible notes which are due in June 2021 and April 2025. We expect any further shelter-in-place policies and restrictions on elective surgical procedures worldwide to have a substantial near-term impact on our revenue. In addition, we have withdrawn our previously announced annual guidance for 2020 given the continued uncertainties resulting from the COVID-19 pandemic. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. During the COVID-19 pandemic, our customers, including hospitals, ASCs and physician offices, have experienced financial hardship and some of them may not fully recover.  This could lead to some of these customers temporarily or permanently shutting down, filing for bankruptcy or being acquired larger health systems, leading to reduced procedures and/or additional pricing pressure on our products. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Senza systems sold after the pandemic has ended.

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

•

Monitoring unauthorized uses of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services.  For example, in November 2016, we filed a complaint against Boston Scientific Corporation in order to enforce certain of our patents, in February 2019, we filed a lawsuit for patent infringement and false advertisement against Stimwave, and in February 2020, we filed a lawsuit for patent infringement against Nalu Medical.  We may in the future seek to enforce our patents or other proprietary rights against other potential infringements. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product features, which could reduce demand for our products. In addition, we may need to defend our patents from third-party challenges, including interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions, oppositions, nullity actions, or other patent proceedings. We may also need to initiate infringement claims or litigation. Adverse proceedings such as litigation or challenges to the validity of our patents can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement or other adverse proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation or proceeding could place one or more of our patents at risk of being invalidated, interpreted narrowly or found unenforceable. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us, if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.

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

Our most significant competitors are publicly traded, or are divisions of publicly traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we have. The existing global SCS market in 2019 is estimated to be approximately $2.5 billion, with the United States comprising approximately 80% of the market. Given the size of the existing and potential market in the United States, we expect that as we work to increase our market position and penetration in the United States our competitors will take aggressive action to protect their current market position.  For example, in May 2015, a unit of Boston Scientific, one of our principal competitors, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102 (the ‘102 patent), which the Patent Trial and Appeals Board (PTAB) at the USPTO denied in November 2015, and, in December 2016 and April 2018, filed lawsuits against us in the U.S. District Court for the District of Delaware alleging that we infringed their patents covering technology related to stimulation leads, batteries and telemetry units, and alleging theft of trade secrets and tortious interference with contract.  We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and our Senza products for the treatment of approved chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects, pricing and contracting, and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify as we grow our presence in the U.S. market. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years.  Further, since the launch of our product, these major competitors have all launched new SCS systems: Medtronic launched the Intellis system, Boston Scientific launched the Spectra WaveWriter system and Abbott Laboratories launched the Proclaim system.  We believe these competitors will continue to launch new products, waveforms, and datasets to remain competitive. For example, in early 2020 Medtronic announced the acquisition of Stimgenics, a company that has developed a specific waveform (DTM) with a purported mechanism of action, and the results of an RCT which had strong results versus traditional SCS. The DTM waveforms have been launched, and launches such as these could result in a reduction of our differentiation in the marketplace.  In addition to these major competitors, we also face competition from companies such as Stimwave, Saluda, Mainstay Medical and Nalu Medical, and may face competition from Neuspera Medical and Biotronik in the future. These companies are becoming more active in the SCS market.  For instance, in the first quarter of 2019, Stimwave received FDA clearance for 10kHz stimulation, expanding their previous clearance for low frequency therapy, and Nalu Medical received FDA clearance in the first quarter of 2019 for their SCS system and Saluda Medical received CE Mark in the third quarter of 2019 for their SCS system.  Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. We expect to continue to incur losses as we build our U.S. commercial operations and continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $66.0 million in the six months ended June 30, 2020 and net losses of $103.7 million and $49.2 million for the years ended December 31, 2019 and 2018, respectively. As of June 30, 2020, our accumulated deficit was $475.7 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Our patent infringement lawsuits with Boston Scientific Corporation have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. Favorable reimbursement decisions from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date, while we continue to engage in efforts to educate payors on the advantages of HF10 therapy.  However, there can be no assurance that all private health insurance plans will cover the product.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

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

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2013 to $390.3 million for the year ended December 31, 2019.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza products in the United States.  Despite the significant growth in sales in the U.S. for many years following our launch, we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.  The COVID-19 pandemic has impacted our revenue in the first six months of 2020 and we expect continued impact in 2020 as the pandemic continues.

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

As of June 30, 2020, we sell Senza directly in the Netherlands, Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in Spain, Italy, Slovakia, Turkey, Kuwait and Ireland. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (MACRA), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes and 2025 Notes could decline. As of June 30, 2020, we had outstanding a total of approximately 34.3 million shares of common stock and approximately 7.1 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes and 2025 Notes could decline.

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

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	5/24/2019	3.1

3.3	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

3.4	Amendment to Amended and Restated Bylaws.	8-K	5/24/2019	3.2

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

4.6	Second Supplemental Indenture, dated April 6, 2020, by and between Nevro Corp. and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.7	Form of 2.75% Senior Convertible Note Due 2025 (included in Exhibit 4.6).	8-K	4/7/2020	4.3

4.8	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2020	4.6

10.1#	Second Amended and Restated Company Bonus Plan.				X

10.2#	Offer Letter, dated as of May 15, 2020, by and between Roderick H. MacLeod and the Company.	X

10.3#	Change in Control Severance Agreement, dated as of June 15, 2020, by and between Roderick H. MacLeod and the Company.	X

10.4	Amendment to Supply Agreement, effective as of July 23, 2019, by and between the Company and Pro-Tech Design and Manufacturing, Inc.	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.
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

NEVRO CORP.
(Registrant)

Date: August 5, 2020	/s/ D. KEITH GROSSMAN
D. Keith Grossman
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	/s/ RODERICK H. MACLEOD
Roderick H. MacLeod
Chief Financial Officer (Principal Financial and Accounting Officer)