Form 10-Q
period 2020-09-30
NEVRO CORP
filed 2020-11-05
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 30, 2020, there were 34,428,772 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$118,628	$65,373
Short-term investments	454,243	172,429
Accounts receivable, net of allowance for doubtful accounts of $3,207 and $797 at September 30, 2020 and December 31, 2019, respectively	78,722	82,833
Inventories	84,149	91,579
Prepaid expenses and other current assets	6,517	9,838
Total current assets	742,259	422,052
Property and equipment, net	12,234	11,766
Operating lease assets	19,012	21,533
Other assets	3,983	13,338
Restricted cash	956	956
Total assets	$778,444	$469,645
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$24,473	$16,048
Accrued liabilities	44,473	50,966
Short-term debt	166,608	—
Other current liabilities	3,877	3,597
Total current liabilities	239,431	70,611
Long-term debt	139,504	160,300
Long-term operating lease liabilities	17,670	20,445
Other long-term liabilities	2,059	1,937
Total liabilities	398,664	253,293
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; zero shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at September 30, 2020 and December 31, 2019; 34,419,299 and 31,544,361 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	35	32
Additional paid-in capital	865,400	626,401
Accumulated other comprehensive income (loss)	49	(313)
Accumulated deficit	(485,704)	(409,768)
Total stockholders’ equity	379,780	216,352
Total liabilities and stockholders’ equity	$778,444	$469,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$108,460	$100,162	$252,317	$275,881
Cost of revenue	32,383	30,222	80,443	88,789
Gross profit	76,077	69,940	171,874	187,092
Operating expenses
Research and development	11,114	13,019	33,770	42,084
Sales, general and administrative	68,512	72,905	200,081	229,806
Total operating expenses	79,626	85,924	233,851	271,890
Loss from operations	(3,549)	(15,984)	(61,977)	(84,798)
Interest income	537	1,603	2,555	4,641
Interest expense	(6,363)	(2,755)	(15,311)	(8,153)
Other income (expense), net	(402)	(291)	(645)	(516)
Loss before income taxes	(9,777)	(17,427)	(75,378)	(88,826)
Provision for income taxes	208	420	558	1,118
Net loss	(9,985)	(17,847)	(75,936)	(89,944)
Other comprehensive loss:
Changes in foreign currency translation adjustment	757	200	289	99
Changes in unrealized gains on short-term investments, net	(152)	—	73	440
Net change in other comprehensive loss	605	200	362	539
Comprehensive loss	$(9,380)	$(17,647)	$(75,574)	$(89,405)
Net loss per share, basic and diluted	$(0.29)	$(0.58)	$(2.27)	$(2.93)
Weighted average number of common shares used to compute basic and diluted net loss per share	34,356,936	30,929,938	33,398,454	30,659,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three and nine months ended September 30, 2020

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2019	31,544,361	$32	$626,401	$(409,768)	$(313)	$216,352
Exercise of common stock options	390,476	—	17,364	—	—	17,364
Issuance of common stock upon release of restricted stock units	99,790	—	—	—	—	—
Shares withheld for tax obligations	(11,055)	—	(1,187)	—	—	(1,187)
Stock based compensation	—	—	8,483	—	—	8,483
Net loss	—	—	—	(24,888)	—	(24,888)
Other comprehensive loss	—	—	—	—	(1,044)	(1,044)
Balances at March 31, 2020	32,023,572	32	651,061	(434,656)	(1,357)	215,080
Issuance of common stock upon underwritten public offering, net of issuance costs	1,868,750	2	147,142	—	—	147,144
Conversion feature of convertible senior notes due 2025, net of allocated costs	—	—	48,340	—	—	48,340
Purchase of bond hedges	—	—	(52,390)	—	—	(52,390)
Sale of warrants	—	—	34,933	—	—	34,933
Exercise of common stock options	196,024	—	8,357	—	—	8,357
Issuance of common stock upon release of restricted stock units	146,105	—	—	—	—	—
Shares withheld for tax obligations	(12,694)	—	(1,551)	—	—	(1,551)
Issuance of common stock under employee stock purchase plan	52,733	—	4,690	—	—	4,690
Stock based compensation	—	—	10,087	—	—	10,087
Net loss	—	—	—	(41,063)	—	(41,063)
Other comprehensive loss	—	—	—	—	801	801
Balances at June 30, 2020	34,274,490	34	850,669	(475,719)	(556)	374,428
Exercise of common stock options	89,988	1	3,201	—	—	3,202
Issuance of common stock upon release of restricted stock units	72,331	—	—	—	—	—
Shares withheld for tax obligations	(17,510)	—	(2,441)	—	—	(2,441)
Stock based compensation	—	—	13,971	—	—	13,971
Net loss	—	—	—	(9,985)	—	(9,985)
Other comprehensive loss	—	—	—	—	605	605
Balances at September 30, 2020	34,419,299	$35	$865,400	$(485,704)	$49	$379,780

For the three and nine months ended September 30, 2019

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2018	30,263,536	$30	$552,612	$(306,082)	$(1,077)	$245,483
Exercise of common stock options	105,462	—	1,928	—	—	1,928
Issuance of common stock upon release of restricted stock units	83,008	—	—	—	—	—
Shares withheld for tax obligations	(4,237)	—	(154)	—	—	(154)
Stock based compensation	—	—	10,397	—	—	10,397
Net loss	—	—	—	(44,076)	—	(44,076)
Other comprehensive loss	—	—	—	—	521	521
Balances at March 31, 2019	30,447,769	30	564,783	(350,158)	(556)	214,099
Exercise of common stock options	214,647	1	2,232	—	—	2,233
Issuance of common stock upon release of restricted stock units	95,347	—	—	—	—	—
Shares withheld for tax obligations	(6,530)	—	(406)	—	—	(406)
Issuance of common stock under employee stock purchase plan	119,393	—	4,095	—	—	4,095
Stock based compensation	—	—	9,724	—	—	9,724
Net loss	—	—	—	(28,021)	—	(28,021)
Other comprehensive loss	—	—	—	—	(182)	(182)
Balances at June 30, 2019	30,870,626	31	580,428	(378,179)	(738)	201,542
Exercise of common stock options	83,346	—	3,505	—	—	3,505
Issuance of common stock upon release of restricted stock units	46,228	—	—	—	—	—
Shares withheld for tax obligations	(6,195)	—	(497)	—	—	(497)
Stock based compensation	—	—	11,194	—	—	11,194
Net loss	—	—	—	(17,847)	—	(17,847)
Other comprehensive loss	—	—	—	—	200	200
Balances at September 30, 2019	30,994,005	$31	$594,630	$(396,026)	$(538)	$198,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(75,936)	$(89,944)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,654	3,306
Amortization of operating lease assets	2,521	2,423
Stock-based compensation expense	32,537	31,315
Accretion of discount on short-term investments	130	(1,794)
Provision for doubtful accounts	2,395	106
Write-down of inventory	4,216	1,832
Loss on disposal of equipment	12	—
Non-cash interest expense	10,510	5,889
Unrealized (gains) losses on foreign currency transactions	(122)	(48)
Changes in operating assets and liabilities
Accounts receivable	1,459	9,191
Inventories	3,237	1,194
Prepaid expenses and other current assets	3,315	107
Other assets	1,858	(558)
Accounts payable	8,716	(3,866)
Accrued liabilities	(6,516)	6,267
Other long-term liabilities	(2,654)	(2,170)
Net cash used in operating activities	(10,668)	(36,750)
Cash flows from investing activities
Purchases of short-term investments	(437,516)	(178,478)
Proceeds from maturity of short-term investments	155,646	210,703
Repayment from (investment in) private company	7,500	(5,500)
Purchases of property and equipment	(3,387)	(2,041)
Net cash provided by (used in) investing activities	(277,757)	24,684
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net	147,144	—
Proceeds from issuance of convertible notes	189,750	—
Convertible notes debt issuance costs	(6,105)	—
Proceeds from issuance of warrants	34,933	—
Purchase of convertible note hedges	(52,390)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(5,179)	(1,057)
Proceeds from issuance of common stock to employees	33,613	11,761
Net cash provided by financing activities	341,766	10,704
Effect of exchange rate changes on cash and cash equivalents	(86)	(216)
Net increase (decrease) in cash, cash equivalents and restricted cash	53,255	(1,578)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	66,329	51,872
Cash, cash equivalents and restricted cash at end of period	$119,584	$50,294
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$1,032	$429

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

Since inception, the Company has cumulatively incurred net losses and negative cash flows from operations. During the year ended December 31, 2019, the Company incurred a net loss of $103.7 million and used $50.2 million of cash in operations. For the nine months ended September 30, 2020, the Company incurred a net loss of $75.9 million and used $10.7 million of cash in operations. At September 30, 2020 and December 31, 2019, the Company had an accumulated deficit of $485.7 million and $409.8 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due 2021 (2021 Notes).  Additionally, in April 2020, the Company issued a total of $189.8 million aggregate principal amount of convertible senior notes due 2025 (2025 Notes).  The total net proceeds from this debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million. Concurrent with this debt offering, the Company also completed an underwritten public offering for 1,868,750 shares of its common stock, from which the Company received cash proceeds of $147.1 million, net of underwriting discounts and commissions and offering costs. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

The accompanying interim condensed consolidated financial statements as of September 30, 2020 and for the nine months ended September 30, 2020 and 2019, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 25, 2020. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2020, and the results of its operations and cash flows for the nine months ended September 30, 2020 and 2019. All such adjustments are of a normal and recurring nature. The interim financial data as of September 30, 2020 is not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any future period.

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

Other Risks and Uncertainties

The Company is subject to risks related to the public health crises such as the global pandemic associated with COVID-19, which has spread to most countries and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations and revenues and overall financial condition by decreasing the number of Senza system procedures performed. Through September 30, 2020, the number of Senza system procedures performed, similar to other elective surgical procedures, has decreased as health care organizations globally have prioritized the treatment of patients with COVID-19 and as governments imposed restrictions on the performance of elective procedures. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic. These measures and challenges may continue for the duration of the pandemic, which is uncertain, and may reduce our revenue while the pandemic continues.

In addition, the Company is also subject to risks common to medical device companies, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, manufacturing quality and scaling, continued reimbursement from third-party payors, uncertainty of market acceptance of products and the need to obtain additional financing. The Company is currently dependent on third-party suppliers, which, in some cases, are sole- or single-source suppliers.  Although the Company is in the process of initiating the development of internal manufacturing capabilities, it will remain dependent on third-party manufacturers until such internal manufacturing capabilities are fully operational.

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

Revenue by geography is based on the billing address of the customer. The United States was the only country with revenue accounting for 10% or more of the total revenue in any of the periods presented, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	84%	84%	86%	83%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net unrealized foreign currency gain (loss)	$(493)	$190	$264	$690
Net realized foreign currency gain (loss)	128	(459)	(406)	(1,086)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States and is in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended September 30, 2020 and December 31, 2019.  The Company also held cash in foreign banks of approximately $6.0 million at September 30, 2020 and $12.1 million at December 31, 2019 that was not insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

During the three and nine months ended September 30, 2020 and 2019, no single customer accounted for 10% or more of the Company’s revenue. As of September 30, 2020 and December 31, 2019, no single customer accounted for 10% or more of the accounts receivable balance.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $50.7 million and $52.4 million as of September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of September 30, 2020 and December 31, 2019 consists of a letter of credit of $0.6 million representing collateral for the Company’s Redwood City, California building lease pursuant to an agreement dated March 5, 2015 and certificates of deposit of $0.4 million, representing collateral for charges related to certain of the Company’s credit cards.

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write-down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total write-downs of $0.9 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $4.2 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively.  The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

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

Allowance for Doubtful Accounts

The Company makes estimates of the collectability of accounts receivable.  In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  For the three and nine months ended September 30, 2020, the Company recognized bad debt expenses of $0.7 million and $2.7 million, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges or changes in estimated useful lives recorded through September 30, 2020.

Income Taxes

During the three and nine months ended September 30, 2020 and 2019, the Company calculated its interim tax provision to record taxes incurred on a discrete basis due to the variability of taxable income in the jurisdictions in which it operates. The provision for income taxes for the three and nine months ended September 30, 2020 and 2019 is primarily comprised of foreign and state taxes based upon income earned during the period with no tax benefit recorded for the loss jurisdiction.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019.

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

In March 2020, the Company granted PSUs to certain members of the management team.  The number of shares to be issued upon vesting was based on the total shareholder return of the Company’s common stock compared to the Index, as well as certain performance criteria related to a specific financial target over a two-year performance period. For the three months ended March 31, 2020, the Company determined that the achievement status for these PSUs was not possible, and therefore did not record stock-based compensation expenses related to these grants.  During the three months ended June 30, 2020, the Company modified the performance criteria for these PSUs to reflect the changed market conditions as a result of the COVID-19 pandemic.  The Company also granted PSUs that incorporated the same modified performance criteria to the Company’s Chief Executive Officer PSUs. Additional similar PSUs were issued to new members of management in each of the three months ended June 30, 2020 and September 30, 2020. Stock-based compensation expenses for these PSUs were recorded in the nine months ended September 30, 2020.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the Company’s restricted stock units and options to purchase shares of common stock are considered to be potentially dilutive securities. Shares from the assumed conversion of the 2021 Notes and 2025 Notes from the conversion spread are also considered to be potentially dilutive securities. Because the Company has reported a net loss in all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40).  This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity.  The ASU also modifies the impact on the diluted EPS calculations from particular convertible instruments and certain contracts that may be settled in cash or shares. The ASU is effective for public entities for annual reporting period beginning after December 15, 2021, with early adoption permitted for annual periods beginning after December 15, 2020. The Company does not expect to early adopt this guidance and has not determined the potential effects of the guidance on its consolidated financial statements.

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

The Company has operating leases for office space, warehouse, research and development facilities and equipment. Leases with terms of 12 months or less are not recorded on the balance sheet, as the related lease expenses are recognized on a straight-line basis over the lease term.  The Company accounts for lease components (such as fixed payments) separately from non-lease components (such as common area expenses).  As of September 30, 2020, the Company has leases with remaining terms of less than 2 years to 6 years, some of which may include options to extend the lease term for up to 5 years.

The weighted average lease terms and discounts rates are as follows:

	September 30, 2020	December 31, 2019
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	4.57 years	5.31 years
Weighted-average discount rate	7.0%	7.0%

As of September 30, 2020, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2020, remaining months	$1,247
2021	5,073
2022	5,258
2023	5,522
2024	5,688
Thereafter	2,399
Total lease payments	25,187
Less: Interest	(3,739)
Present value of lease liabilities	$21,448

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$1,234	$1,239	$3,702	$3,807

Supplemental balance sheet information are as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating Leases:
Operating lease assets	$19,012	$21,533

Other current liabilities	$3,778	$3,498
Long term operating lease liabilities	17,670	20,445
Total operating lease liabilities	$21,448	$23,943

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,247	$1,010	$3,676	$2,809

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

Balance as of September 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$50,664	$—	$—	$50,664
Agency bonds (iii)	—	151,756	—	151,756
Commercial paper (ii)	—	279,050	—	279,050
Corporate notes (iii)	—	47,673	—	47,673
Treasury bonds (ii)	20,036	—	—	20,036
Total assets	$70,700	$478,479	$—	$549,179

Balance as of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$52,359	$—	$—	$52,359
Agency bonds (iii)	—	$17,246	—	17,246
Commercial paper (iii)	—	12,449	—	12,449
Corporate notes (iii)	—	142,734	—	142,734
Total assets	$52,359	$172,429	$—	$224,788

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.
(iii)	Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of September 30, 2020 and December 31, 2019, the fair value of the 1.75% convertible senior notes due 2021 was $258.7 million and $232.6 million, respectively.  As of September 30, 2020, the fair value of the 2.75% convertible senior notes due 2025 was $294.9 million. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7).

5. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$151,669	$90	$(3)	$151,756
Commercial paper (i)	278,983	68	(1)	279,050
Corporate notes	47,548	126	(1)	47,673
Treasury bonds (i)	20,034	2	—	20,036
Total securities	$498,234	$286	$(5)	$498,515

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$17,209	$37	$—	$17,246
Commercial paper	$12,425	$24	$—	12,449
Corporate notes	142,588	150	(4)	142,734
Total securities	$172,222	$211	$(4)	$172,429

(i)	Includes $29.3 million of commercial paper and $15.0 million of treasury bonds that is classified as cash and cash equivalents on the condensed consolidated balance sheets.

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of September 30, 2020 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$442,329	$442,591
Amounts maturing after one year through five years	55,905	55,924
Total investment securities	$498,234	$498,515

Inventories (in thousands)

	September 30,	December 31,
	2020	2019
Raw materials	$28,694	$26,354
Finished goods	55,455	65,225
Total inventories	$84,149	$91,579

Property and Equipment, Net (in thousands)

	September 30,	December 31,
	2020	2019
Laboratory equipment	$6,756	$5,733
Computer equipment and software	10,752	9,909
Furniture and fixtures	3,918	3,898
Leasehold improvements	4,289	4,226
Construction in process	3,151	1,006
Total	28,866	24,772
Less: Accumulated depreciation and amortization	(16,632)	(13,006)
Property and equipment, net	$12,234	$11,766

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Depreciation and amortization expense	$1,174	$1,112	$3,654	$3,306

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2020	2019
Accrued payroll and related expenses	$30,111	$36,056
Accrued professional fees	2,275	1,633
Accrued taxes	1,061	2,353
Accrued clinical and research expenses	914	2,157
Accrued interest	3,534	243
Accrued warranty	991	1,178
Accrued other	5,587	7,346
Total accrued liabilities	$44,473	$50,966

6. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning on June 30, 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually during the final year of the lease term. In December 2016, the Company entered into a first amendment to the lease for an additional approximately 50,000 square feet of office space adjacent to the premises under the original lease (the Expansion Premises), with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commenced on June 1, 2018, and it will expire on May 31, 2025. The first amendment also extends the lease term for the original premises to terminate on the same date as the Expansion Premises.

The Company entered into a separate non-cancellable facility lease for warehouse space beginning on March 1, 2017 through February 28, 2022, under which it is obligated to pay approximately $0.4 million in lease payments over the term of the lease.

In August 2020, the Company entered into a lease for approximately 35,411 square feet of space for a manufacturing facility in Costa Rica to begin on April 2021 and to last through June 2031, under which it is obligated to pay approximately $3.9 million in lease payments over the term of the lease.  The Company will classify and measure the lease on the commencement date in 2021.

See Note 3 for further discussion on Lease Accounting.

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and has a limited one- to five-year warranty to most customers.  Activities related to warranty obligations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning balance	$933	$1,291	$1,178	$1,236
Provision for warranty	686	490	1,409	1,426
Utilization	(628)	(565)	(1,596)	(1,446)
Ending balance	$991	$1,216	$991	$1,216

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

The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Royalty expense	$927	$829	$2,154	$2,259

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at September 30, 2020 and December 31, 2019.

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

On July 27, 2018, the parties submitted a joint statement to the California Court wherein Boston Scientific asserted that, with respect to whether any U.S. launch of a high-rate product (such as the Precision with MultiWave and Spectra WaveWriter models used in the ACCELERATE study or any other system that is programmable at any frequency in the range 1.5 to 100 kHz) is imminent, Boston Scientific, as of now, has not decided whether to launch such a product; has not established a timeline for when such a decision might be made, if ever; and has not determined what frequencies would be enabled if it were to decide to launch such a product in the future. Boston Scientific further confirmed its public statements that the ACCELERATE study was extended into 2019, with an estimated study completion date between April 2019 and November 2019.  On the basis of the foregoing, the parties agreed to dismissal on ripeness grounds of the Company’s declaratory judgment claims without prejudice, each side to bear its own fees and costs as to these claims, and jointly requested that the California Court enter such a dismissal. The dismissal was thereafter entered as a court order on July 31, 2018.  The Company and Boston Scientific each appealed portions of the California Court’s July 24, 2018 ruling to the Federal Circuit.  On April 9, 2020, the Federal Circuit returned its ruling, which vacated and remanded the California Court’s judgment of invalidity.  As a result of the Federal Circuit’s ruling, the system claims invalidated by the California Court have been reinstated, and thus all of the Company’s asserted claims remain valid and enforceable.  The litigation has been remanded to the California Court for further proceedings.

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

As of September 30, 2020, the Company did not record a liability, as an outcome or potential loss range cannot be reasonably determined for the aforementioned legal matters.

The Company is and may from time to time continue to be involved in various legal proceedings to defend its intellectual property, including several pending European patent oppositions at the European Patent Office (EPO) initiated by the Company’s competitors Medtronic and Boston Scientific, an opposition before the China National Intellectual Property Administration and an entitlement action filed by Boston Scientific in Germany.  In addition, the Company is and may from time to time also be involved in various legal proceedings of a character normally incident to the ordinary course of business, such as product liability and professional liability matters, which the Company does not deem to be material to its business and consolidated financial statements at this stage.

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

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the three months ended September 30, 2020 the conditions allowing holders of the 2021 Notes to convert have been met. Therefore, the 2021 Notes may be converted during the three months ended December 31, 2020. As of September 30, 2020, the if-converted value of the 2021 Notes exceeded the principal value of those notes by $76.9 million. As a result of the 2021 Notes maturing on June 1, 2021, its net carrying amount was reclassified from long-term debt to short-term debt in the Company's condensed consolidated balance sheets during the three months ended June 30, 2020.

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

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	September 30,	December 31,
	2020	2019
Principal	$172,500	$172,500
Unamortized discount	(5,040)	(10,462)
Unamortized issuance cost	(852)	(1,738)
Net carrying amount	$166,608	$160,300

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	September 30,	December 31,
	2020	2019
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

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

Each $1,000 principal amount of the 2025 Notes will initially be convertible into 9.5238 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $105.00 per share, subject to adjustment upon the occurrence of specified events. The 2025 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding October 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2025 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after October 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the three months ended September 30, 2020 the conditions allowing holders of the 2025 Notes to convert have been met. Therefore, the 2025 Notes may be converted during the three months ended December 31, 2020. As of September 30, 2020, the if-converted value of the 2025 Notes exceeded the principal value of those notes by $62.0 million.

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

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

September 30,
2020
Principal	$189,750
Unamortized discount	(46,028)
Unamortized issuance cost	(4,218)
Net carrying amount	$139,504

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

September 30,
2020
Debt discount related to value of conversion option	$49,947
Debt issuance cost	(1,607)
Net carrying amount	$48,340

The following table sets forth the interest expense recognized related to the 2021 Notes and the 2025 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Contractual interest expense	$2,059	$754	$4,801	$2,264
Amortization of debt discount	3,854	1,728	9,341	5,097
Amortization of debt issuance costs	449	272	1,165	787
Total interest expense	$6,362	$2,754	$15,307	$8,148

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss, basic and diluted	$(9,985)	$(17,847)	$(75,936)	$(89,944)
Weighted average shares used to compute basic and diluted net loss per share	34,356,936	30,929,938	33,398,454	30,659,117
Net loss per share, basic and diluted	$(0.29)	$(0.58)	$(2.27)	$(2.93)

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. The conversion spread for the Company’s outstanding convertible senior notes will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $96.37 per share for the 2021 Notes and $105.00 for the 2025 Notes.  Although this condition was met in the three months ended September 30, 2020, the Company excluded the potential shares issuable upon conversion of the 2021 Notes and the 2025 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive due to the net loss position of the Company during this period. In connection with the issuance of the 2021 Notes and 2025 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2021 Notes and 2025 Notes. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	September 30,
	2020	2019
Unreleased restricted stock	1,134,640	1,417,636
Options to purchase common stock	893,459	2,092,433
Convertible senior notes	3,597,174	1,790,033
Warrants related to the issuance of convertible senior notes	3,597,174	1,790,033
Total	9,222,447	7,090,135

9. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  The Company recorded an expense for matching contributions of and $0.2 million and $2.5 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $2.9 million for the three and nine months ended September 30, 2019, respectively.

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

There were zero and 52,733 shares of common stock issued under the ESPP for the three and nine months ended September 30, 2020 and zero and 119,393 shares of common stock issued under the ESPP for the three and nine months ended September 30, 2019.  Shares available for future purchase under the ESPP were 1,424,355 at September 30, 2020.

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

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain, and recently launched our newest product platform, Senza® Omnia™. Our proprietary paresthesia-free HF10 therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy, with HF10 therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has limited efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.4 billion existing global SCS market by treating both back and leg pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our family of surgical leads, marketed as the Surpass surgical lead, and in April 2020 received FDA approval for our reduced-size Surpass-C surgical lead. In January 2018, we received FDA approval of our next generation Senza II SCS system.  In the fourth quarter of 2019, we received FDA approval of our next generation product platform, Senza Omnia, which we launched in the United States in the fourth quarter of 2019. Additionally, we received approval to commercially launch Senza Omnia in Europe during the second quarter of 2020 and in Australia in July 2020. The tables below set forth our revenue from U.S. and international sales the past eleven quarters on a quarterly basis and total revenue for each of the past five years and the nine months ended September 30, 2020.

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020
Revenue from:	(in millions)
U.S. sales	$70.6	$79.9	$79.6	$91.6	$65.8	$78.1	$84.2	$97.9	$75.3	$51.0	$90.9
International sales	17.0	16.2	16.0	16.3	16.3	15.5	16.0	16.5	12.2	5.4	17.5
Total sales revenue	$87.6	$96.1	$95.6	$107.9	$82.1	$93.6	$100.2	$114.4	$87.5	$56.4	$108.5

	2015	2016	2017	2018	2019	Nine Months Ended September 30, 2020
Revenue from:	(in millions)
U.S. sales	$24.3	$173.3	$263.5	$321.8	$326.0	$217.2
International sales	45.3	55.2	63.2	65.5	64.3	35.1
Total sales revenue	$69.6	$228.5	$326.7	$387.3	$390.3	$252.3

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of September 30, 2020 was $485.7 million. A significant amount of our capital resources has been used to support the development of our Senza products and HF10 therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

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

We rely on third-party suppliers for all of the components of our Senza products, and currently for the assembly of these systems. Several of these suppliers are currently single-source suppliers. We have entered into and/or amended several supply agreements in an effort to reinforce our supply chain.  We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. In particular, we have substantially increased our levels of inventory in order to meet our estimated demand in the United States and, as a result, incur significant expenditures associated with such increases in our inventory. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times, increasing our risk of inventory obsolescence.  In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins.  We plan on conducting these manufacturing activities in a facility in Costa Rica, for which our lease will begin in April 2021. The integration process is expected to be completed the second quarter of 2022.  Even after this integration process is completed, we expect that we will continue to rely on third-party manufacturers to provide key components to support the assembly process.  We may incur significant capital expenditures and implementation costs to initiate the manufacturing operations in Costa Rica.

COVID-19 Pandemic

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact our operations and revenues and overall financial condition by decreasing the number of Senza systems procedures performed. The number of Senza systems procedures performed, similar to other elective surgical procedures, has decreased as health care organizations globally have prioritized the treatment of patients with COVID-19 and as governments imposed restrictions on the performance of elective procedures. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic. These measures and challenges, however, will likely continue for the duration of the pandemic, which is uncertain, and will reduce our revenue while the pandemic continues.

Numerous state and local jurisdictions, as well as foreign governments such as the United Kingdom and Germany, imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. In mid-March 2020, the governor of California, where our headquarters are located, issued a temporary “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions, have resulted in our headquarters temporarily closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Senza systems.

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

Importance of Physician Awareness and Acceptance of Our Products

We continue to invest in programs to educate physicians who treat chronic pain about the advantages of Senza. This requires significant commitment by our marketing team and sales organization, and can vary depending upon the physician’s practice specialization, personal preferences and geographic location. Further, we are competing with well-established companies in our industry that have strong existing relationships with many of these physicians. Educating physicians about the advantages of our Senza products, including our latest product, Senza Omnia, which we recently launched both in the United States and worldwide, and influencing these physicians to use these products to treat chronic pain, is required to grow our revenue.

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

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the year ended December 31, 2019, wherein we recorded a write-down of inventory of $1.6 million.  Further, the manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. As we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete, as was the case in the three months ended June 30, 2020, when we recorded a charge of $2.5 million. For the year ended December 31, 2019, we recorded a charge of $3.6 million related to the cancellation of firm purchase commitments.

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

We Do Not Expect to Continue to Experience Our Historical Worldwide Revenue Growth Rates

Our worldwide revenue has increased from $18.2 million for the year ended December 31, 2012 to $390.3 million for the year ended December 31, 2019.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  Over the past two years, our revenue growth in international markets has slowed significantly. Although we had experienced significant growth in sales in the United States for several years following our launch, we do not expect to continue that historic rate of revenue growth in the United States or on a worldwide basis.  The COVID-19 pandemic has substantially impacted our revenue in the first nine months of 2020 and we expect continued impact in 2020 as the pandemic continues. Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. Other than the adoption of ASC 326, Financial Instruments – Credit Losses, there have been no other significant or material changes in our critical accounting policies during the nine months ended September 30, 2020.

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

Cost of Revenue

We currently utilize contract manufacturers for the production of Senza products. Cost of revenue consists primarily of acquisition costs of the components of Senza, manufacturing overhead, royalty payments, scrap and inventory excess and obsolescence charges, as well as distribution-related expenses, such as logistics and shipping costs, net of costs charged to customers.

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

During 2017, 2018 and 2019, we had a significant increase in SG&A headcount and experienced significant legal expenses associated with our various intellectual property litigation. We anticipate significant continued expenses associated with these legal activities. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue and the timing and extent of our SG&A expense.  Additionally, we have seen a decrease in SG&A expense for the nine months ended September 30, 2020 compared to the same period in prior year, partially due to reduced travel and sales and marketing activities as a result of the COVID-19 pandemic.

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,
	2020	2019	Change
(in thousands)
Revenue	$108,460	$100,162	$8,298
Cost of revenue	32,383	30,222	2,161
Gross profit	$76,077	$69,940	$6,137
Gross margin	70%	70%	0%

Revenue. Revenue increased to $108.5 million in the three months ended September 30, 2020 from $100.2 million in the three months ended September 30, 2019, an increase of $8.3 million, or 8%. Revenue in the United States was $90.9 million in the three months ended September 30, 2020, a 8% increase from $84.2 million in the three months ended September 30, 2019.  International revenue was $17.5 million in the three months ended September 30, 2020, compared to $16.0 million in the three months ended September 30, 2019.  The increase in revenue was primarily a result of the rescheduling of implant procedures from the first half of 2020 to the third quarter of 2020 due to the COVID-19 pandemic and associated shift in revenue. We experienced an increase in procedure volume in the third quarter of 2020, after experiencing a worldwide decline in procedure volume in the first half of 2020, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19 and as elective procedures were significantly limited and, in many places, halted entirely during that time.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $32.4 million in the three months ended September 30, 2020 from $30.2 million in the three months ended September 30, 2019, an increase of $2.2 million, or 7%.  This increase was primarily due to an increase of $1.4 million in the costs of manufactured product components and an increase of $0.3 million related to inventory write-downs. Gross profit increased to $76.1 million in the three months ended September 30, 2020 from $69.9 million in the three months ended September 30, 2019, an increase of $6.1 million, or 9%. Gross profit as a percentage of revenue, or gross margin, remained relatively unchanged at 70% for each of the three months ended September 30, 2020 and 2019, respectively.

Operating Expenses

	Three Months Ended September 30,
	2020		2019
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$11,114	9%	$13,019	13%	$(1,905)
Sales, general and administrative	68,512	63%	72,905	73%	(4,393)
Total operating expenses	$79,626	73%	$85,924	86%	$(6,298)

Research and Development Expense. R&D expense decreased to $11.1 million in the three months ended September 30, 2020 from $13.0 million in the three months ended September 30, 2019, a decrease of $1.9 million, or 15%.  The decrease in R&D expense was primarily due to a decrease in clinical and development expenses of $0.9 million, professional and support services of $0.6 million and personnel and travel expenses of $0.6 million.

Sales, General and Administrative Expense. SG&A expense decreased to $68.5 million in the three months ended September 30, 2020 from $72.9 million in the three months ended September 30, 2019, a decrease of $4.4 million, or 6%.  This decrease was primarily due to decreased personnel and travel expenses of $2.7 million and marketing initiative expenses of $1.8 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended September 30,
	2020	2019	Change
(in thousands)
Interest income	$537	$1,603	$(1,066)
Interest expense	(6,363)	(2,755)	(3,608)
Other income (expense), net	(402)	(291)	(111)
Provision for income taxes	208	420	(212)

Interest Income. Interest income decreased to $0.5 million in the three months ended September 30, 2020 from $1.6 million in the three months ended September 30, 2019, primarily as a result of the changes in average investment return rates.

Interest Expense. Interest expense increased to $6.4 million in the three months ended September 30, 2020 from $2.8 million in the three months ended September 30, 2019, and primarily represents the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in June 2016 and the 2025 Notes in April 2020. The accrual of interest expense related to the 2025 Notes contributed to the increase in interest expense.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a loss of $0.4 million in the three months ended September 30, 2020 and a loss of $0.3 million in the three months ended September 30, 2019, respectively.

Provision for Income Taxes. Income tax expense was $0.2 million and $0.4 million in the three months ended September 30, 2020 and 2019, respectively. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Comparison of the nine months ended September 30, 2020 and 2019

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2020	2019	Change
(in thousands)
Revenue	$252,317	$275,881	$(23,564)
Cost of revenue	80,443	88,789	(8,346)
Gross profit	$171,874	$187,092	$(15,218)
Gross margin	68%	68%	0%

Revenue. Revenue decreased to $252.3 million in the nine months ended September 30, 2020 from $275.9 million in the nine months ended September 30, 2019, a decrease of $23.6 million, or 9%. Revenue in the United States was $217.2 million in the nine months ended September 30, 2020, a 5% decrease from $228.1 million in the nine months ended September 30, 2019.  International revenue was $35.1 million in the nine months ended September 30, 2020, compared to $47.8 million in the same period for the prior year. The decrease in revenue was a result of the COVID-19 pandemic.  We experienced worldwide decline in procedure volume in the first half of 2020, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19 and as elective procedures were significantly limited and, in many places, halted entirely during the first half of 2020.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased to $80.4 million in the nine months ended September 30, 2020 from $88.8 million in the nine months ended September 30, 2019, a decrease of $8.3 million, or 9%.  This decrease was primarily due to a decrease of $8.6 million in the costs of manufactured product components.  Gross profit decreased to $171.9 million in the nine months ended September 30, 2020 from $187.1 million in the nine months ended September 30, 2019, a decrease of $15.2 million, or 8%. Gross profit as a percentage of revenue, or gross margin, remained relatively unchanged at 68% for each of the nine months ended September 30, 2020 and September 30, 2019, respectively. In the nine months ended September 30, 2019, we recorded a charge of $3.6 million related to the cancellation of firm purchase commitments for inventory related items, which accounted for 1% of gross margin.  In the nine months ended September 30, 2020, we recorded one-time charges of $1.6 million related to the under absorption overhead as a result of the COVID-19 pandemic and $2.5 million related to obsolescence, which, in the aggregate, accounted for 2% of gross margin.

Operating Expenses

	Nine Months Ended September 30,
	2020		2019
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$33,770	13%	$42,084	15%	$(8,314)
Sales, general and administrative	200,081	79%	229,806	83%	(29,725)
Total operating expenses	$233,851	93%	$271,890	99%	$(38,039)

Research and Development Expense. R&D expense decreased to $33.8 million in the nine months ended September 30, 2020 from $42.1 million in the nine months ended September 30, 2019, a decrease of $8.3 million, or 20%.  The decrease in R&D expense was primarily due to decreases in clinical and development expenses of $5.6 million, professional and support services of $0.4 million and personnel and travel expenses of $1.1 million.

Sales, General and Administrative Expense. SG&A expense decreased to $200.0 million in the nine months ended September 30, 2020 from $229.8 million in the nine months ended September 30, 2019, a decrease of $29.7 million, or 13%.  This decrease was primarily due to a decrease in personnel and travel expenses of $18.0 million and marketing initiative expenses of $7.4 million, both primarily due to reduced sales activity as a result of the COVID-19 pandemic, and professional services costs of $6.3 million, offset by increase in bad debt expenses of $1.5 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Nine Months Ended September 30,
	2020	2019	Change
(in thousands)
Interest income	$2,555	$4,641	$(2,086)
Interest expense	(15,311)	(8,153)	(7,158)
Other income (expense), net	(645)	(516)	(129)
Provision for income taxes	558	1,118	(560)

Interest Income. Interest income decreased to $2.6 million in the nine months ended September 30, 2020 from $4.6 million in the nine months ended September 30, 2019, primarily as a result of a decrease in average investment return rates.

Interest Expense. Interest expense increased to $15.3 million in the nine months ended September 30, 2020 from $8.2 million in the nine months ended September 30, 2019, and primarily represents the amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes in June 2016 and 2025 Notes in April 2020.  The accrual of interest expense related to the 2025 Notes accounts for the increase in interest expense.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a loss of $0.1 million in the nine months ended September 30, 2020 and a loss $0.4 million in the nine months ended September 30, 2019, respectively. Additionally, in the nine months ended September 30, 2020, we recorded a net expense of $0.4 million for the impairment charge related to the value of the right to acquire a privately-held company, which is net of the gain related to the early payment of the privately held company’s secured convertible note.

Provision for Income Taxes. Income tax expense was $0.6 million and $1.1 million in the nine months ended September 30, 2020 and 2019, respectively. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025.  Our total net proceeds from these transactions, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. At September 30, 2020, we had cash, cash equivalents and short-term investments of $572.9 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

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

•	the R&D activities we intend to undertake in order to expand the chronic pain indications and product enhancements that we intend to pursue;
•	whether or not we pursue acquisitions or investments in businesses, products or technologies that are complementary to our current business;
•	the degree and rate of market acceptance of our products in the United States and elsewhere;
•	changes or fluctuations in our inventory supply needs and forecasts of our supply needs;
•	costs related to the development of our internal manufacturing capabilities;
•	our need to implement additional infrastructure and internal systems;
•	our ability to hire additional personnel to support our operations as a public company; and
•	the emergence of competing technologies or other adverse market developments.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2020	2019
(in thousands)
Net cash provided by (used in)
Operating activities	$(10,668)	$(36,750)
Investing activities	(277,757)	24,684
Financing activities	341,766	10,704
Effect of exchange rate on cash flows	(86)	(216)
Net decrease in cash, cash equivalents and restricted cash	$53,255	$(1,578)

Cash Used in Operating Activities. Net cash used in operating activities was $10.7 million in the nine months ended September 30, 2020, compared to $36.8 million in the nine months ended September 30, 2019. In the nine months ended September 30, 2020, net cash used in operating activities was primarily a result of the net losses recorded during the period of $75.9 million, as well as decreases in long term liabilities of $2.7 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $32.5 million, non-cash interest expense of $10.5 million, inventory write-down of $4.2 million, depreciation and amortization of $3.7 million, and amortization of operating lease assets of $2.5 million.  The changes were also offset by decreases in prepaids and other assets of $5.2 million, inventory of $3.2 million and accounts receivable of $1.5 million, as well as increases in accounts payable and accrued liabilities of $2.2 million and provision of doubtful accounts of $2.4 million. In the nine months ended September 30, 2019, net cash used in operations was primarily a result of the net losses recorded during the period of $89.9 million, the recording of accretion on short-term investments of $1.8 million, as well as a decrease in long-term liabilities of $2.2 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $31.3 million, non-cash interest expense of $5.9 million, depreciation and amortization of $3.3 million, amortization of operating lease assets of $2.4 million and inventory impairment of $1.8 million, as well as decreases in accounts receivable of $9.2 million, decreases in inventory of $1.2 million and increases in accounts payable and accrued liabilities of $2.4 million.

Cash Provided by (Used in) Investing Activities. In the nine months ended September 30, 2020, we had net purchases of investments of $281.9 million and purchases of property and equipment of $3.4 million, as well as the receipt of $7.5 million for the repayment of secured convertible notes from a privately held company.  In the nine months ended September 30, 2019, we had net proceeds from the maturity of investments of $32.2 million, and we purchased secured convertible notes of $5.5 million and property and equipment of $2.0 million.

Cash Provided by Financing Activities. Cash provided by financing activities in the nine months ended was $341.8 million. The majority of this cash was from the proceeds of $183.6 million, net of issuance costs, from the 2025 Notes and the proceeds of $147.1 million, net of issuance costs, from the concurrent public common stock offering.  The cash received from these activities was offset by a net $17.5 million cost of convertible note hedge and warrant transactions, which included the $52.4 million purchase of convertible note hedges and proceeds of $34.9 million related to the sale of warrants.  Additionally, we received cash from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan, net of tax withholdings, which were $28.4 million and $11.8 million in the nine months ended September 30, 2020 and 2019, respectively.

Contractual Obligations and Commitments

We have lease obligations consisting of operating leases for our principal offices, which expire as set forth below, and for our warehouse space that expires in 2022.  In 2020, we also entered into an operating lease for a manufacturing facility with a planned commencement date of April 2021.

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

In August 2020, we entered into a lease for approximately 35,411 square feet of manufacturing space to begin in April 2021 and to last through June 2031 at a facility in Costa Rica, under which we are obligated to pay approximately $3.9 million in lease payments over the term of the lease. We plan to use this facility to build-out certain manufacturing capabilities so that we can vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities.

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of September 30, 2020, we had minimum annual purchase commitments of $1.8 million due in the remainder of 2020.

We have also entered into a service agreement for which we are committed to pay $2.5 million in each of the next five years of the term of the service agreement, as well as a license agreement for which we are committed to pay $0.2 million over the remaining term of license agreement.

As of September 30, 2020, our contractual obligations related to the 2021 Notes are payments in interest of $1.5 million due in 2020 and payments in interest and principal totaling $174.0 million due in 2021.  Our contractual obligations related to the 2025 Notes are payments in interest of $2.5 million due in 2020, payments in interest of $5.2 million due each year from 2021 through 2024, and payments in interest and principal totaling $192.4 million due in 2025.

Off-Balance Sheet Arrangements

Through September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6 to the condensed consolidated financial statements within this report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2020, we had cash and cash equivalents of $118.6 million, consisting of cash, commercial paper, treasury bonds and money market funds, and short-term investments of $454.2 million, consisting of commercial paper, agency bonds, treasury bonds and corporate notes. We maintained investments in money market funds that were not federally insured in the nine months ended September 30, 2020 and additionally held cash in foreign banks of approximately $6.0 million at September 30, 2020 that was not insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction losses of $0.1 million in the nine months ended September 30, 2020 and losses of $0.4 million in the nine months ended September 30, 2019. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the three months ended September 30, 2020 would have affected the Company’s net loss by 13%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

On July 27, 2018, the parties submitted a joint statement to the California Court wherein Boston Scientific asserted that, with respect to whether any U.S. launch of a high-rate product (such as the Precision with MultiWave and Spectra WaveWriter models used in the ACCELERATE study or any other system that is programmable at any frequency in the range 1.5 to 100 kHz) is imminent, Boston Scientific, as of now, has not decided whether to launch such a product; has not established a timeline for when such a decision might be made, if ever; and has not determined what frequencies would be enabled if it were to decide to launch such a product in the future. Boston Scientific further confirmed its public statements that the ACCELERATE study was extended into 2019, with an estimated study completion date between April 2019 and November 2019.  On the basis of the foregoing, the parties agreed to dismissal on ripeness grounds of our declaratory judgment claims without prejudice, each side to bear its own fees and costs as to these claims, and jointly requested that the California Court enter such a dismissal. The dismissal was thereafter entered as a court order on July 31, 2018.  Boston Scientific and Nevro each appealed portions of the California Court's July 24th ruling to the Federal Circuit.  The appeal was heard on December 2, 2019.  On April 9, 2020, the Federal Circuit returned its ruling, which vacated and remanded the California Court’s judgment of invalidity.  As a result of the Federal Circuit’s ruling, the system claims invalidated by the California Court have been reinstated, and thus all of our asserted claims remain valid and enforceable.  The litigation has been remanded to the California Court for further proceedings.

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

We are and may from time to time continue to be involved in various legal proceedings to defend our intellectual property, including several pending European patent oppositions at the European Patent Office initiated by our competitors Medtronic and Boston Scientific, an opposition before the China National Intellectual Property Administration and an entitlement action filed by Boston Scientific in Germany.  In addition, we are and may from time to time also be involved in various legal proceedings of a character normally incident to the ordinary course of business, such as product liability and professional liability matters, which we do not deem to be material to our business and consolidated financial statements at this stage.

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

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact our operations and revenues and overall financial condition by decreasing the number of Senza systems procedures performed. The number of Senza systems procedures performed, similar to other elective surgical procedures, has decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States in the first half of 2020, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. As a result, we have seen a decrease in revenue for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, and we have experienced a shift in revenue from the first half of 2020 into the second half of 2020 as certain of the restrictions on elective procedures have been lifted. These measures and challenges may arise again at any time throughout the duration of the pandemic, which is uncertain, and could reduce our revenue while the pandemic continues. Further, once the pandemic subsides, we anticipate there may be substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, and as a result, patients seeking to have Senza system trials or implant procedures performed will have to navigate limited provider capacity. We believe this limited provider capacity could have an adverse effect on our sales following the end of the pandemic.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where our headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Senza systems. In addition, even after the lift of “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19, we continue to experience disruptions to our business, including as a result of patients and customers continuing to be cautious in restarting elective procedures in light of the continued risk posed by the virus.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and our Senza products for the treatment of approved chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects, pricing and contracting, and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify as we grow our presence in the U.S. market. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years. Further, since the launch of our product, these major competitors have all launched new SCS systems: Medtronic launched the Intellis system, Boston Scientific launched the Spectra WaveWriter system and Abbott Laboratories launched the Proclaim system. We believe these competitors will continue to launch new products, waveforms, and datasets to remain competitive. For example, in early 2020 Medtronic announced the acquisition of Stimgenics, a company that has developed a specific waveform (DTM) with a purported mechanism of action, and the results of an RCT which had strong results versus traditional SCS. The DTM waveforms have been launched, and launches such as these could result in a reduction of our differentiation in the marketplace. In addition to these major competitors, we also face competition from companies such as Stimwave, Saluda, Mainstay Medical and Nalu Medical, and may face competition from Neuspera Medical and Biotronik in the future. These companies are becoming more active in the SCS market. For instance, in the first quarter of 2019, Stimwave received FDA clearance for 10kHz stimulation, expanding their previous clearance for low frequency therapy, Nalu Medical received FDA clearance in the first quarter of 2019 for their SCS system and Saluda Medical received CE Mark in the third quarter of 2019 for their SCS system, were added to the Prostheses List for the same system in Australia in July of 2020 and could potentially launch their SCS system in the United States as early as the first half of 2021. Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. We expect to continue to incur losses as we build our U.S. commercial operations and continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $75.9 million in the nine months ended September 30, 2020 and net losses of $103.7 million and $49.2 million for the years ended December 31, 2019 and 2018, respectively. As of September 30, 2020, our accumulated deficit was $485.7 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Our patent infringement lawsuits with Boston Scientific Corporation have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit manufacturing cost of our products.

Currently, the gross profit generated from the sale of our Senza products is not sufficient to cover our operating expenses. To achieve our operating and strategic goals, we will, among other things, need to reduce the per-unit manufacturing cost of Senza. This cannot be achieved without increasing the volume of components that we purchase in order to take advantage of volume-based pricing discounts, improving manufacturing efficiency or increasing our volume to leverage manufacturing overhead costs. While we made the strategic decision in the third quarter of 2020 to reduce our reliance on third party manufacturers by initiating a plan to establish manufacturing operations in Costa Rica, which is, at least in part, intended to improve our long-term gross margin, there can be no assurance such actions will be successful or not ultimately result in us incurring more costs. If we are unable to improve manufacturing efficiency and reduce manufacturing overhead costs per unit, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. The occurrence of one or more factors that negatively impact the manufacturing or sales of Senza or reduce our manufacturing efficiency may prevent us from achieving our desired reduction in manufacturing costs, which would negatively affect our operating results and may prevent us from attaining profitability.

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

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2013 to $390.3 million for the year ended December 31, 2019.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza products in the United States.  Despite the significant growth in sales in the U.S. for many years following our launch, we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.  The COVID-19 pandemic has impacted our revenue in the first nine months of 2020 and we expect continued impact in 2020 as the pandemic continues.

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

Certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to the FDA. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our approved devices in the future that we believe do not require approval of a new PMA or PMA supplement. If the FDA disagrees with our determination and requires us to submit a new PMA or PMA supplement for modifications to our previously approved products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not approve our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. With respect to PMA-approved devices, any changes to the manufacturing processes, including manufacturing site changes such as the planned change to assemble our Senza products at our Costa Rica facility when completed, may require prior approval of a PMA supplement before such changes may implemented. Any delay or failure in obtaining required approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

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

As of September 30, 2020, we sell Senza directly in the Netherlands, Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in Spain, Italy, Slovakia, Turkey and Kuwait. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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

We are in the process of developing internal manufacturing capabilities for our products, but expect to remain dependent upon third-party manufacturers and suppliers, in some cases sole- or single-source suppliers, making us vulnerable to supply shortages and problems and price fluctuations, which could harm our business.

We do not currently own or operate manufacturing facilities for our products, and to date, have outsourced all our manufacturing operations to third parties. We are in the process of developing our first in-house manufacturing capabilities, and have commenced plans to build a product manufacturing facility in Costa Rica, which we expect, if successfully completed, will enable us to partially reduce our reliance on our third-party manufacturers and improve our long-term gross margins. In order to develop internal manufacturing expertise, we may be forced to devote greater resources and management time than anticipated, particularly in areas relating to operations, quality, regulatory, facilities and information technology. We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing processes. If we experience unanticipated employee shortage or turnover in any of these areas, we may not be able to effectively manage our planned manufacturing operations and we may not achieve the operating efficiencies that we anticipate from developing these capabilities, which may negatively affect our product manufacturing processes or result in difficulties in maintaining compliance with applicable regulatory requirements. Further, we have never developed or conducted any manufacturing activities in-house, and as a result, our inexperience could exacerbate the likelihood and/or impact of any of the above factors occurring. Any such problems could seriously harm our business. Even if we are successful in developing our internal manufacturing capabilities, we will continue to rely on a limited number of suppliers who manufacture and assemble certain components of our products.

The facilities used by us and third-party manufacturers to manufacture our products must be approved by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a PMA to the FDA or any comparable filing to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, any third-party manufacturers we utilize for compliance with current Good Manufacturing Practice (cGMP) requirements for manufacture of our products. If we or our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, we or they will not be able to secure and/or maintain regulatory approval for use of these manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our products or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

In addition, our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

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
•

switching components or suppliers, including our planned vertical integration of certain manufacturing capabilities at our new Costa Rica facility, may require product redesign and possibly submission to FDA, European Economic Area (EEA) Notified Bodies or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;

•	we may incur additional costs in switching from certain existing suppliers in connection with our planned build-out of our Costa Rica manufacturing facility;
•	one or more of our sole- or single-source suppliers may be unwilling or unable to supply components of our products, or may supply products that do not meet our product requirements;
•	other customers may use fair or unfair negotiation tactics and/or pressures to impede our use of the supplier;
•	the occurrence of epidemic or pandemics, such as the COVID-19 outbreak, which may cause one or more of our suppliers to close their operations either temporarily or permanently;
•	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner; and
•	our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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

Failure to protect our information technology infrastructure, and those of our third-party service providers, against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, marketing, procurement and supply chain, manufacturing and distribution. We use enterprise information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, “phishing” attacks, attacks by computer hackers, unauthorized access, natural disasters, terrorism, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Despite the precautionary measures we have taken to prevent breakdowns in our information technology and telephone systems, if our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer.

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

We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. For example, two of our competitors, Boston Scientific and Medtronic, have filed oppositions in the EU with respect to certain of our patents. Boston Scientific has filed an entitlement action against us in the German courts. In addition, an anonymous petitioner has filed an opposition before the China National Intellectual Property Administration against one of our patents in China. Defending our position in proceedings such as these will require management’s time and attention, as well as financial costs. Given the competitive environment in which we operate, we expect additional challenges to our intellectual property portfolio as we continue commercialization of Senza in the United States and abroad. An unfavorable outcome in these or any other such proceedings could cause us to lose valuable intellectual property rights and/or be unable to enforce our intellectual property rights, which could invite increased competition thereby materially harming our business.

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

As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Our products consist of a substantial number of individual components. In order to market and sell Senza effectively, we often must maintain high levels of inventory. In particular, as we continue to market and sell Senza in the United States, we intend to maintain our high levels of inventory in order to meet our estimated demand and, as a result, incur significant expenditures associated with such levels of inventory. The manufacturing process requires lengthy lead times, during which components of our products may become obsolete, and we may over- or underestimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolescence comparatively, and we would be required to record an impairment charge, as we did in the first quarter of 2019 and the second quarter of 2020. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire and its value would become impaired. We have also experienced inventory write-downs as a result of inventory that did not meet our product requirements. In addition, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. If our estimates of required inventory are too high, we may be exposed to further inventory obsolescence risk. In the event that a substantial portion of our inventory becomes obsolete or expires, or in the event we experience a supply chain imbalance as described above, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

The seasonality of our business creates variance in our quarterly revenue, which makes it difficult to compare or forecast our financial results.

Our revenue fluctuates on a seasonal basis, which affects the comparability of our results between periods. For example, due to the seasonality of buying patterns and implant volumes of distributors, hospitals and clinics, the industry generally experiences lower revenues in the first and third quarters of the year and higher revenues in the fourth quarter. We have experienced these industry trends to a greater degree than in our initial U.S. commercial launch phase, although normal purchasing patterns have been disrupted since the COVID-19 pandemic. These seasonal variations are difficult to predict accurately, may vary amongst different markets, and at times may be entirely unpredictable, which introduce additional risk into our business as we rely upon forecasts of customer demand to build inventory in advance of anticipated sales.

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

In addition, we are subject to the EU’s General Data Protection Regulation (GDPR).  GDPR imposes obligations on companies that operate in our industry with respect to the processing of personal data of individuals within the EEA and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Data privacy laws in the EU are developing rapidly and, in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EU.  Following Brexit and the expiry of the transition period, the UK will operate a separate but similar regime to the EU, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, e.g. how data transfers between EU member states and the UK will be treated. These changes will lead to additional costs and increase our overall risk exposure. While we continue to address the implications of the recent changes to EU and UK data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Accordingly, we must devote significant resources to understanding and complying with this changing landscape.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes and 2025 Notes could decline. As of September 30, 2020, we had outstanding a total of approximately 34.4 million shares of common stock and approximately 6.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes and 2025 Notes could decline.

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

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	5/24/2019	3.1

3.3	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

3.4	Amendment to Amended and Restated Bylaws.	8-K	5/24/2019	3.2

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

4.6	Second Supplemental Indenture, dated April 6, 2020, by and between Nevro Corp. and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.7	Form of 2.75% Senior Convertible Note Due 2025 (included in Exhibit 4.6).	8-K	4/7/2020	4.3

4.8	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2020	4.6

31.1	Certification of Chief Executive Officer required by Rule 13a- 14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.
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

NEVRO CORP.
(Registrant)

Date: November 5, 2020	/s/ D. KEITH GROSSMAN
D. Keith Grossman
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	/s/ RODERICK H. MACLEOD
Roderick H. MacLeod
Chief Financial Officer (Principal Financial and Accounting Officer)