Form 10-K
period 2020-12-31
NEVRO CORP
filed 2021-02-24
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,009 million based on the closing sale price for the registrant’s common stock on The New York Stock Exchange on that date of $119.47 per share.

As of February 16, 2021, there were 34,624,444 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2020.

NEVRO CORP.

PART I

ITEM 1. BUSINESS

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza® spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain, with the Senza® Omnia™ platform being our latest addition to the Senza family of products. Our proprietary paresthesia-free HF10 therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy, with HF10 therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.5 billion, pre-COVID-19 pandemic, global SCS market by treating both back and leg pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we initiated the launch of our surgical lead, marketed as the Surpass™ surgical lead, which is now widely available in the United States, certain European countries and Australia. In January 2018, we received FDA approval of our next generation Senza II SCS system, which later gained CE Mark and TGA approval in Australia.  In late 2019, we received FDA approval of our latest generation product platform, Senza Omnia, which we have recently commercially launched in the United States.  In 2020, we also received approval for Senza Omnia in Europe and Australia, and the product has been launched in those geographies. Senza Omnia’s key innovation is enhanced programming versatility, as it delivers our proprietary HF10 therapy, but is also capable of offering other frequencies, either individually or paired with other waveforms. Senza’s frequency range includes the broadest mix of waveform types available in the industry. We believe versatility in programming is a key factor in physician product selection because it enables physicians to address a diverse patient population. The approval of Senza Omnia also includes an improved clinician programmer, patient remote control and patient charger. In 2020, we also launched our Surpass-C surgical lead, a compact version of our Surpass surgical lead, in the United States, for which we expect to receive approvals in Europe and Australia in 2021.

The tables below set forth our revenue from U.S. and international sales the past three years on a quarterly basis and total revenue for each of the past five years.

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020
Revenue from:	(in millions)
U.S. sales	$70.6	$79.9	$79.6	$91.6	$65.8	$78.1	$84.2	$97.9	$75.3	$51.0	$90.9	$94.6
International sales	17.0	16.2	16.0	16.3	16.3	15.5	16.0	16.5	12.2	5.4	17.5	15.1
Total revenue	$87.6	$96.1	$95.6	$107.9	$82.1	$93.6	$100.2	$114.4	$87.5	$56.4	$108.5	$109.7

	2016	2017	2018	2019	2020
Revenue from:	(in millions)
U.S. sales	$173.3	$263.5	$321.8	$326.0	$311.9
International sales	55.2	63.2	65.5	64.3	50.2
Total revenue	$228.5	$326.7	$387.3	$390.3	$362.0

The 2019 global market for SCS therapy was estimated to be approximately $2.5 billion.  Throughout 2020, the COVID-19 pandemic negatively impacted the global SCS therapy market, which we estimate decreased by approximately 15% to 20%. We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on the addressable trunk and limb chronic pain market, which is estimated to be approximately 19%

penetrated in the United States, as well as expand the SCS market by treating other pain-related indications, such as painful diabetic neuropathy and non-surgical refractory back pain, among others. The United States represents approximately 80% of this global market due in part to governmental reimbursement restraints in international markets. We believe that due to factors such as an aging population and an increasing number of failed back surgeries, there is continuing opportunity for an SCS therapy that effectively treats back pain to increase the size of the existing SCS market over time.

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

We believe we have built competitive advantages through our proprietary technology, clinical evidence base, strong track record of execution with approximately 70,000 patients implanted with Senza systems, extensive intellectual property and a proven management team with substantial medical device experience. With the well-demonstrated superior efficacy of our HF10 therapy, we aim to continue to drive adoption and penetration in the U.S. market, which represents the largest opportunity in SCS, and expand patient access to HF10 therapy by investing in the development of evidence for new indications such as chronic painful neuropathies (including painful diabetic neuropathy) and non-surgical refractory back pain. On this front, we initiated two randomized controlled trials in 2018, SENZA-PDN and SENZA-NSRBP, which are evaluating HF10 therapy for the treatment of painful diabetic neuropathy and non-surgical refractory back pain, respectively.

The SENZA-PDN study is one of the largest randomized controlled trial (RCT) conducted in the field of spinal cord stimulation with 216 randomized patients. The study is evaluating HF10 therapy among patients diagnosed with painful diabetic neuropathy (PDN) and refractory to conventional medical management (CMM). Patients were randomized one to one to CMM alone or CMM with HF10 therapy. We presented the complete six-month and preliminary twelve-month data in January 2021 at the North American Neuromodulation Society (NANS) conference. The primary outcome was a composite endpoint of safety and efficacy, specifically including greater than or equal to 50% pain relief and no worsening in neurological deficit versus the baseline. 86% of patients in the HF10 therapy plus CMM arm met the three-month endpoint, compared with 5% in the CMM only arm. At six months, patients in the HF10 therapy plus CMM arm had a response rate of 85%, compared with 5% in the CMM only arm. Patients in the SENZA-PDN study will be followed for 24 months. In December 2020, we submitted a pre-market approval supplement to the FDA, seeking approval to add a specific PDN indication to our labeling based on complete data from the 6-month follow-up.  The study continues such that future follow-ups will be utilized for publication and expanded reimbursement payor coverage.

Additionally, at the 2021 NANS conference we presented our three-month primary endpoint data of SENZA-NSRBP study, which includes patients with chronic back pain but, based on an assessment from a spine surgeon, are not surgical candidates.  The study compares patients receiving HF10 therapy plus CMM to patients receiving CMM alone. At the three-month primary endpoint patients who received HF10 therapy plus CMM had a response rate of 80.9% compared to 1.3% for the CMM alone group. Similar to the SENZA-PDN study, we plan to use the 6-month follow-up data from the SENZA-NSRBP study to seek FDA approval for a specific NSRBP indication to treat back pain in appropriate patients that are not surgical candidates. Forthcoming data from the 12-month follow-up will be utilized for publications and to seek expanded payor coverage for this patient cohort.

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

Our Solution for Chronic Pain

HF10 Therapy

Our HF10 therapy is designed to deliver innovative neuromodulation solutions for treating chronic pain based on what we believe to be the best clinical evidence available. By overcoming many of the limitations of traditional SCS therapy, our HF10 therapy offers superior efficacy for patients and provides significant advantages to physicians and hospitals. We believe the advantages of our proprietary HF10 therapy over traditional SCS include:

•

Demonstrated superior efficacy data for both leg and back pain: In our SENZA-RCT pivotal study, HF10 therapy was demonstrated to provide significant and sustained back pain relief in addition to leg pain relief. HF10 therapy was shown in both number of patients that respond and in treatment efficacy to be superior to traditional SCS therapy as it was nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain. Our SENZA-RCT study, along with the previously completed European studies, represent what we believe is the most robust body of clinical evidence for any SCS therapy. We believe that the superior efficacy results and robust data provided in our pivotal clinical trials will drive increased adoption of our HF10 therapy among patients, payors and providers and may enable us to gain significant market share in the approximately $2.5 billion global SCS market (before the COVID-19 pandemic). In addition, we believe our efficacy data in back pain will allow us to expand the SCS market under current reimbursement regimes by meeting demand from back pain patients who are largely untreated by traditional SCS therapies.

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

•

Ability to treat a broader group of chronic pain patients: Our HF10 therapy is a platform technology that we believe can provide treatment benefits for a broader group of chronic pain indications. We are currently investigating the use of HF10 therapy to address chronic pain conditions such as chronic upper limb and neck pain, painful neuropathies and non-surgical refractory back pain.  Based on analysis from our SENZA-RCT and European studies, we believe HF10 therapy may be an attractive treatment option for some non-surgical refractory back pain patients. Due to the removal of paresthesia, we believe HF10 may also be an effective therapy for patients with chronic upper limb and neck pain as it does not create the intense discomfort that traditional SCS generates for patients with chronic upper limb and neck pain when leads are placed in the cervical spine.

Our Growth Strategy

Our mission is to be the neuromodulation leader in the treatment of chronic pain by developing innovative, evidence-based solutions. To accomplish this objective we intend to:

•

Earn market share through a successful launch of Senza Omnia: Senza Omnia offers the most versatile platform in SCS as it includes the broadest frequency range, the most waveform capabilities and the unique ability to offer HF10 therapy. In 2021, we will continue to expand our commercialization of Omnia and continue to position Omnia as the most versatile product available in the market, and we believe that it will have broad appeal to clinicians offering SCS.

•

Expand the existing SCS market by treating back pain: We believe we are expanding the existing SCS market by delivering a system that provides meaningful treatment for chronic back pain, which we believe represents a significant opportunity in the global SCS market. With traditional SCS therapy, patients who experience predominant back pain are often associated with lower levels of treatment success. Consequently, patients with back pain are typically not recommended for treatment with traditional SCS therapy due to the difficulty of achieving and maintaining pain coverage. In contrast to traditional SCS therapy, we believe HF10 therapy is positioned to help continue expanding the existing SCS market by effectively treating back pain in addition to leg pain.

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

•

Scale our business to achieve cost and production efficiencies: We plan to improve the efficiency of our third-party manufacturing processes, which we believe will lower our per unit manufacturing cost. We expect to continue to scale our manufacturing operations as we expand Senza sales volumes in the United States. For example, in the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins.  We plan on conducting these manufacturing activities in a facility in Costa Rica. The integration process is expected to be completed in 2022.  Even after this integration process is completed, we expect that we will continue to rely on third-party manufacturers to provide key components to support the assembly process.  We may incur significant capital expenditures and implementation costs to initiate the manufacturing operations in Costa Rica.

Growth Opportunities in Other Chronic Pain Indications

We plan to use our platform technology to generate evidence on HF10 therapy for use in other chronic pain indications, including chronic non-surgical refractory back pain, and painful neuropathies. There can be no assurance that we will be successful in generating evidence for HF10 therapy in other indications or in receiving additional regulatory approvals and reimbursement coverage to promote Senza and HF10 therapy for use in other indications. Below are two areas where preliminary results have been promising:

Non-Surgical Back Pain

One of the most common uses for SCS is for neuropathic pain conditions such as FBSS. The incidence of patients that will develop FBSS following lumbar spinal surgery is estimated to be within the range of 10% to 40%. However, in addition to having applicability for treating FBSS patients, there is a potential for SCS to provide benefit for patients suffering from chronic pain who are not surgical candidates.  HF10 therapy could provide an attractive treatment option for these patients, as a subset analysis of non-surgical patients from our SENZA-RCT and European studies, respectively, found a decrease in back pain VAS scores from 7.2 to 2.6 (12 months, n=12) and 8.1 to 3.4 (24 months, n=14), as well as a decrease in leg pain VAS scores from 7.2 to 2.8 (12 months, n=12) and 7.4 to 2.3 (24 months, n=11). More recent results in patients who were not candidates for major spine surgery and treated with HF10 therapy in a study led by Dr. Adnan Al-Kaisy demonstrated similar promising results. In this study, patients experienced reduced back pain VAS and Oswestry Disability Index (ODI) scores from baseline of 87% and 63% respectively at 36 months (n=17). In addition to pain reduction and reduced disability, a reduction in opioid use was observed with 90% of the patients using opioids at the start of the study compared to 12% at the end of the study. The results of this study led to the initiation of the SENZA-NSRBP RCT, which compares HF10 therapy delivered in conjunction with conventional medical management (CMM) to CMM alone in non-surgical refractory back pain (NSRBP) patients. At the 2021 NANS conference, we presented our three-month primary endpoint data of SENZA-NSRBP study. The study compares patients receiving HF10 therapy plus CMM to patients receiving CMM alone, among those suffering from chronic back pain who are not surgical candidates based upon an assessment from a spine surgeon. At the three-month primary endpoint patients who received HF10 therapy plus CMM had a response rate of 80.9% compared to 1.3% for the CMM alone group.

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

In 2020, we presented the preliminary outcome data from SENZA-PDN which demonstrated greater than or equal to 50% pain relief and no worsening in neurological deficit versus baseline was achieved, with 86% of patients in the HF10 therapy plus CMM arm reaching the endpoint, compared with 5% in the CMM only arm at three months. At the 2021 NANS conference, we presented the six-month data, which showed that patients in the HF10 therapy plus CMM arm had a response rate of 85%, compared with 5% in the CMM only arm. The response rate and level of pain relief was maintained through twelve months in the HF10 plus CMM arm.

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

Our Senza System

The Senza system is approved to create traditional low frequency electrical impulses and our proprietary HF10 therapy, which allows for pain relief without paresthesia. HF10 therapy delivers proprietary waveforms at 10,000 Hz pulse rate with a statistically driven and clinically verified programming algorithm.

Senza, similar to other commercially available SCS systems, consists of leads, a trial stimulator, an IPG, surgical tools, a clinician laptop programmer, a patient remote control and a mobile charger. These components enable physicians to implant the leads and the IPG, and patients to operate the system.  Below is a depiction of our Senza Omnia product, as well as the patient remote control and charger.

nevro
P
nevro
nevro
NIPG2500
senza®
Omnia™
THIS SIDE UP

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

Surpass Surgical Leads: The Surpass surgical leads are similar to our percutaneous leads but in a paddle-shaped format that provides a larger surface area that broadens exposure of the lead along the vertebrae. Our Surpass surgical leads received initial approval from the FDA in late 2016 with a further approval received in January 2017.  In April of 2017, the surgical lead received CE Mark and TGA in approval in Australia.  We believe the Surpass leads give us access to up to approximately 30% to 40% of the U.S. SCS market that we previously did not address without a surgical lead. In 2020, we also launched our Surpass-C surgical lead, a compact version of our Surpass surgical lead, in the United States, for which we expect to receive approvals in Europe and Australia in 2021.

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

Generally, reimbursement for services performed at a hospital or outpatient surgery center are reported using billing codes issued by the American Medical Association (AMA) known as Current Procedural Terminology (CPT) codes. Physician reimbursement under Medicare generally is based on a fee schedule and determined by the relative values of the professional service rendered.  Hospital outpatient services, reported by CPT codes, are assigned to clinically relevant Ambulatory Payment Classifications (APCs) used to determine the Medicare payment amount for services provided. In addition, CMS and the National Center for Health Statistics (NCHS) are jointly responsible for overseeing changes and modifications to billing codes used by hospitals to report inpatient procedures, known as ICD-10-PCS codes. We believe that SCS procedures using Senza are adequately described by existing CPT, HCPCS II and ICD-10-PCS codes for the implantation of spinal cord stimulators and related leads performed in various sites of care.

In the United States, although CMS initially approved a transitional pass-through payment for High-Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective January 1, 2016 through December 31, 2017, healthcare providers who purchase our products currently do not receive separate reimbursement for our products and rely on third-party payors, including Medicare, Medicaid and private health insurance plans, to pay for all or a portion of the cost of our products in the procedures in which they are used. Accordingly, the additional cost associated with the use of our products can impact the profit margin of the hospital or surgery center where the surgery is performed. Medicare reimbursement rates for the same or similar procedures vary due to geographic location, nature of the facility in which the procedure is performed (i.e., hospital outpatient department or outpatient surgery centers) and other factors.

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

Product Development and Research Development

Our objective is to continue to improve patient outcomes and further expand patient access to HF10 therapy through enhancements to Senza and the development of new indications. Research and development (R&D)

expenses were $48.5 million, $59.0 million and $45.6 million, for the years ended December 31, 2018, 2019 and 2020, respectively.

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

Sales and Marketing

United States

In 2020, we maintained the overall size of our U.S. sales organization, which represents our main channel to communicate with our customers. Our sales representatives target physician specialties involved in SCS treatment decisions, including neurosurgeons, physiatrists, interventional pain specialists and orthopedic spine surgeons. In addition, our commercial team plans to continue to create demand for Senza among additional stakeholders involved in the SCS treatment decision, including third-party payors, hospitals administrators and SCS patients and their families. We have also developed a clinical support team in order to provide ongoing support to physicians and patients for the use of Senza.

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

We expect our competitors to launch new products and release additional clinical evidence within the next few years. For example, Abbott Laboratories received FDA approval for a SCS system that offers an alternate low frequency waveform called BurstDR, and in February 2016, the company gained approval for a neuromodulation system that stimulates the dorsal root ganglion for treatment of focal pain and complex regional pain syndrome, in each case, using pivotal clinical studies for each therapy to support the FDA approval process.  Medtronic gained FDA approval for the Intellis™ spinal cord stimulator in September of 2017, and in January of 2020 announced the purchase a company called Stimgenics, which includes a proprietary SCS waveform called Differential Target Multiplexed (DTM). Additionally, Boston Scientific broadly launched the WaveWriter™ SCS system in January 2019, the WaveWriter™ Alpha SCS system and its Fast Acting Sub-perception Therapy (FAST™) in January 2021, and also promotes the results of a sub-threshold therapy through their WHISPER, COMBO and HALO studies. Additionally, there are a number of emerging competitors at various stages of development. Stimwave has developed and is commercializing a minimally invasive stimulation system that employs an externally worn power source and radio frequency transmitter.  Nalu Medical, Inc. (Nalu Medical) and Neuspera Medical Inc. (Neuspera Medical) are also pursuing a similar approach as well.  Saluda is developing and testing a low frequency closed loop system for the treatment of chronic pain that currently has approval in Europe and Australia.

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

Patents, Trademarks and Proprietary Technology

As of December 31, 2020, we owned 232 issued patents globally, of which 139 were issued U.S. utility patents, two were issued U.S. design patents, 49 were issued Australian utility patents, five were Australian design patent, 16 were issued European utility patents, seven were European design patents, four were issued Japanese patents, two were issued Korean utility patents, one was an issued Korean design patent, two were issued Chinese utility patents, three were issued Chinese design patents, one was a Canadian utility patent and one was a United Kingdom utility patent. In general, our patents cover SCS systems that are configured to generate non-paresthesia producing therapy signals at frequencies between 1,500 Hz to 100,000 Hz, as well as additional aspects, algorithms and components of the Senza system and HF10 therapy. As of December 31, 2020, we held 150 patent applications pending globally, of which 95 were patent applications pending in the United States, and 55 were PCT patent applications or patent applications pending across Europe, Australia, Canada, Japan, China, Costa Rica, India and Korea. We also have an exclusive license from the Mayo Foundation to two U.S. issued patents and one U.S. pending patent application. All of our current issued patents are projected to expire between 2028 and 2038.

As of December 31, 2020, our trademark portfolio contained 45 trademark registrations, of which there were nine U.S. trademark registrations, nine Australian trademark registrations, two European trademark registrations, three U.K. trademark registration, three Japanese trademark registrations, two Norwegian trademark registration, three Swiss trademark registration, one Kuwaiti registration, two Canadian registrations and nine Turkish trademark registrations.  Our trademark portfolio also contained 78 pending applications, of which nine are pending U.S. trademark applications and 69 are pending foreign trademark applications.

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

The Mayo License terminates upon the expiration of (1) the last to expire of the licensed patents or (2) our obligation to pay royalties, whichever is later. As of Jan. 1, 2021, we do not have an existing obligation to pay royalties under the Mayo License. Such obligations may be subject to change if: (1) additional relevant patents issue that are subject to the Mayo License; or (2) we launch an SCS product, which is subject to the Mayo License, in another country.   We, the Mayo Foundation or VGL may terminate the Mayo License upon 60 days’ notice of a party’s material breach if such breach remains uncured after such 60-day period.

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

In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins.  We plan on conducting these manufacturing activities in a facility in Costa Rica. The integration process is expected to be completed in 2022.  Even after this integration process is completed, we expect that we will continue to rely on third-party manufacturers to provide key components to support the assembly process.  We may incur significant capital expenditures and implementation costs to initiate the manufacturing operations in Costa Rica.

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

Our material supply contracts are as follows:

Pro-Tech Design and Manufacturing

In July 2014, we entered into a supply agreement with Pro-Tech Design and Manufacturing, Inc. (Pro-Tech) pursuant to which Pro-Tech, as a single-source supplier, conducts the inspection, labeling, packaging and sterilization of our Senza SCS system. Our supply agreement expired in July 2020 and we are currently in discussions with Pro-Tech on a revised agreement.

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

In April 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Devices Regulation was meant to become applicable three years after publication (in May 2020). However, on April 23, 2020, to take the pressure off EEA national authorities, notified bodies, manufacturers and other parties so they can focus fully on urgent priorities related to the COVID-19 pandemic, the European Council and Parliament adopted Regulation 2020/561, postponing the date of application of the Medical Devices Regulation by one year (to May 2021). Once applicable, the Medical Devices Regulation will among other things:

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

Federal Civil False Claims Act: The federal civil False Claims Act prohibits, among other things, persons or entities from knowingly presenting or causing to be presented a false or fraudulent claim to, or the knowing use of false statements to obtain payment from or approval by, the federal government. In addition, private individuals have the ability to bring actions under the civil False Claims Act in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. Manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Penalties for a federal civil False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs and criminal liability.

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

For example, the EU General Data Protection Regulation (GDPR) became applicable on May 25, 2018, implementing more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements, more robust rights for individuals over their personal data and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are subject to evolving EU and EEA laws on data export, as we may transfer personal data from the EU and EEA to other jurisdictions, for example, in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. The GDPR also provides that EU and EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition.

Following Brexit, we have to comply with the GDPR and the UK GDPR, with each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, e.g. how data transfers between EU member states. These changes will lead to additional costs and increase our overall risk.

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

Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may result in governmental enforcement actions and investigations including by European Data Protection Authorities, fines and penalties (for example, of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR and draft ePrivacy Regulation, and £17.5 million or 4% of the total worldwide annual turnover for breaches of the UK legislation), litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business.

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

Analogous State and Foreign Law Equivalents:  We may be subject to state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other “transfers of value” to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

Healthcare Reform: In March 2010, the Affordable Care Act (the ACA) was signed into law, which has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the medical device industry. The Affordable Care Act impacted existing government healthcare programs and resulted in the development of new programs.

Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the law.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. The Medicare Access and

CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (MACRA), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

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

Employees and Human Capital

As of December 31, 2020, we had 843 employees globally. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel. We are committed to developing our employees and providing them with opportunities to contribute to our growth and success. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We strive to attract and retain the most talented employees in the industry by offering competitive compensation and benefits that support their health, financial and emotional well-being. The principal purposes of our compensation plans are to attract, retain and motivate selected employees and directors. We use a combination of fixed and variable compensation including base salary, cash-based performance bonuses and stock-based compensation awards.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our common stock:

•	The COVID-19 pandemic has harmed and may continue to harm our business, financial condition, results of operations, and growth.
•

We are substantially dependent on continued market acceptance in the United States for our HF10 therapy, and the failure of our HF10 therapy to continue to gain market acceptance would negatively impact our business.

•

We currently are, and may in the future become, involved in lawsuits to defend ourselves against intellectual property disputes, which could be expensive and time consuming, and ultimately unsuccessful, and could result in the diversion of significant resources, and hinder our ability to commercialize our existing or future products.

•

If our competitors, who are large, well-established companies with substantially greater resources than ours and a long history of competing in the SCS market, are better able to develop and market neuromodulation products that are safer, more effective, less costly, easier to use or otherwise more attractive than our Senza products, our business will be adversely impacted.

•	We have a history of significant losses. If we do not achieve and sustain profitability, our financial condition could suffer.
•	If third-party payors do not provide adequate coverage and reimbursement for the use of Senza, our revenue will be negatively impacted.
•

If we fail to maintain FDA approval to market and sell Senza, or if such approval is impacted in the future, we will be unable to commercially distribute and market Senza in the United States. Further, we may not be able to obtain required regulatory approvals to expand the indications for which we may market and sell Senza.

•	Our success depends on physicians’ use of our HF10 therapy to treat chronic back pain.
•

We are in the process of developing internal manufacturing capabilities for our products, but expect to remain dependent upon third-party manufacturers and suppliers, in some cases sole- or single-source suppliers, making us vulnerable to supply shortages and problems and price fluctuations, which could harm our business.

•	If we fail to receive access to hospital facilities, our sales may decrease.
•

If clinical studies for future indications do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to commercialize our products for these indications.

•	We are required to maintain high levels of inventory, which could consume a significant amount of our resources, reduce our cash flows and lead to inventory impairment charges.

•

Senza is subject to extensive governmental regulation, both in the United States and in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer.

•	Healthcare legislative reform measures may have a material adverse effect on us.
•	We may be subject to federal, state and foreign healthcare laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.
•

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

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. Such risks and uncertainties could be further aggravated by the spread of new, more viral or deadly variants of the COVID-19 virus. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact our operations and revenues and overall financial condition by decreasing the number of Senza systems procedures performed. The number of Senza systems procedures performed, similar to other elective surgical procedures, has decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States in the first half of 2020, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. We believe the pandemic has resulted in an overall decrease to the global SCS therapy market of between 15% and 20% in 2020 as compared to 2019. As a result, we have seen a decrease in revenue for 2020 compared to 2019, and we have experienced a shift in revenue from the first half of 2020 into the second half of 2020 as certain of the restrictions on elective procedures have been lifted. These measures and challenges may arise again at any time throughout the duration of the pandemic, which is uncertain, and could reduce our revenue while the pandemic continues. In addition, even as the severity of the pandemic subsides, we expect that demand for Senza system procedures may not return to historic levels as rapidly as originally anticipated as prospective patients may decide to delay the procedure until fully vaccinated for COVID-19.  Because the rollout of the COVID-19 vaccines has, and could continue to, experience significant delays, this may result in a meaningful delay in patients seeking to have a Senza system trial in the near term.  Further, we anticipate that the substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, will result in patients seeking to have Senza system trials or implant procedures performed having to navigate limited provider capacity. We believe these factors may have an adverse effect on the recovery of the global SCS therapy market and, as a result, the amount of time we predict for our sales to recover following the end of the pandemic.

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

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our senior convertible notes which are due in June 2021 and April 2025. We expect any further shelter-in-place policies and restrictions on elective surgical procedures worldwide to have a substantial near-term impact on our revenue. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. During the COVID-19 pandemic, our customers, including hospitals, ASCs and physician offices, have experienced financial hardship and some of them may not fully recover.  This could lead to some of these customers temporarily or permanently shutting down, filing for bankruptcy or being acquired by larger health systems, leading to reduced procedures and/or additional pricing pressure on our products. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Senza systems sold after the pandemic has ended.

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

Physicians play a significant role in determining the course of a patient’s treatment and the type of product that will be used to treat a patient. An important part of our sales process includes the education of physicians on the safe and effective use of our HF10 therapy and our Senza products, particularly because Senza and high-frequency neuromodulation treatment is relatively new as compared to existing low-frequency traditional SCS systems.  As a result, our success depends, in large part, on effectively educating physicians about our HF10 therapy, including the results of our pivotal SENZA-RCT study. In order for us to sell our products, we must successfully demonstrate to physicians the merits of our HF10 therapy compared to our competitors’ SCS systems for use in treating patients with chronic leg and back pain. Acceptance of our HF10 therapy depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of Senza as compared to our competitors’ SCS systems, and communicating to physicians the proper application of our HF10 therapy. Physicians typically need to perform several procedures to become comfortable using HF10 therapy and Senza. If a physician experiences difficulties during an initial procedure or otherwise, that physician may be less likely to continue to use our product or to recommend it to other physicians. As a result, educating physicians on the proper use of Senza is critical to the success of our commercialization efforts. If we are not successful in educating physicians and convincing them of the merits of our HF10 therapy or educating them on the use of Senza, they may not use our Senza products and we may be unable to increase our sales, sustain our growth or achieve profitability.

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

Our most significant competitors are publicly traded, or are divisions of publicly traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we have. The 2019 global SCS market, before the COVID-19 pandemic, is estimated to be approximately $2.5 billion, with the United States comprising approximately 80% of the market at that time. Given the size of the existing and potential market in the United States, we expect that as we work to increase our market position and penetration in the United States our competitors will take aggressive action to protect their current market position.  For example, in May 2015, a unit of Boston Scientific, one of our principal competitors, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102 (the ‘102 patent), which the Patent Trial and Appeals Board (PTAB) at the USPTO denied in November 2015, and, in December 2016 and April 2018, filed lawsuits against us in the U.S. District Court for the District of Delaware alleging that we infringed their patents covering technology related to stimulation leads, batteries and telemetry units, and alleging theft of trade secrets and tortious interference with contract.  We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and our Senza products for the treatment of approved chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects, pricing and contracting, and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify as we grow our presence in the U.S. market. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years. Further, since the launch of our product, these major competitors have all launched new SCS systems: Medtronic launched the Intellis system, Boston Scientific launched the Spectra WaveWriter SCS system, the WAveWriter Alpha SCS system and the Fast Acting Sub-perception Therapy, and Abbott Laboratories launched the Proclaim system. We believe these competitors will continue to launch new products, waveforms, and datasets to remain competitive. For example, in early 2020 Medtronic announced the acquisition of Stimgenics, a company that has developed a specific waveform (DTM) with a purported mechanism of action, and the results of an RCT which had strong results versus traditional SCS. The DTM waveforms have been launched, and launches such as these could result in a reduction of our differentiation in the marketplace. In addition to these major competitors, we also face competition from companies such as Stimwave, Saluda, Mainstay Medical and Nalu Medical, and may face competition from Neuspera Medical and Biotronik in the future. These companies are becoming more active in the SCS market. For instance, in the first quarter of 2019, Stimwave received FDA clearance for 10kHz stimulation, expanding their previous clearance for low frequency therapy, Nalu Medical received FDA clearance in the first quarter of 2019 for their SCS system and Saluda Medical received CE Mark in the third quarter of 2019 for their SCS system, were added to the Prostheses List for the same system in Australia in July of 2020 and could potentially launch their SCS system in the United States as early as the first half of 2021. Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including:

•	more experienced sales forces;
•	greater name recognition;
•	more established sales and marketing programs and distribution networks;
•	earlier regulatory approval;
•	long established relationships with physicians and hospitals;
•	the ability to offer competitive products at a lower price;
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

We have experienced significant net losses, and have no assurance that we will achieve profitability. We expect to continue to incur losses as we build our U.S. commercial operations and continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $83.1 million, $103.7 million and $49.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, our accumulated deficit was $492.8 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Our patent infringement lawsuits with Boston Scientific Corporation have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We believe that SCS procedures using our products are adequately described by existing CPT, HCPCS II and ICD-10-CM codes for the implantation of spinal cord stimulators and related leads performed in various sites of care, although such codes generally do not specifically describe procedures using either low-frequency or high-frequency stimulation. In the United States, although CMS approved a transitional pass-through payment for High-Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective as of January 1, 2016 through December 31, 2017, our customers currently do not receive separate reimbursement for our products, and the additional cost associated with the use of our products can impact the profit margin of the hospital or surgery center where the procedure is performed.

Accordingly, we believe that some of our target customers may be unwilling to adopt Senza over more established or lower-cost therapeutic alternatives already available or that may subsequently become available. Further, any decline in the amount payors are willing to reimburse our customers for SCS procedures using Senza could make it difficult for new customers to adopt Senza and could create additional pricing pressure for us, which could adversely affect our ability to invest in and grow our business.

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

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2013 to $362.0 million for the year ended December 31, 2020.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza products in the United States.  Despite the significant growth in sales in the U.S. for many years following our launch, we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.  The COVID-19 pandemic has impacted our revenue in 2020 and we expect continued impact in 2021 as the pandemic continues.

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

Failing to maintain FDA approval could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to improve or augment manufacturing processes, collect and provide data on the quality or safety of our product or issue us warning letters relating to matters that may result in removal of our product from the market. Additionally, we will be required to obtain FDA approval prior to making any modification to the device, and the FDA may revoke the approval or impose other restrictions if post-market data demonstrates safety issues or lack of effectiveness. If we are unable to obtain and maintain the necessary regulatory approvals, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited. Further, the failure to obtain approval for new products and new indications, such as painful diabetic neuropathy, on existing products could have an adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2020, we sell Senza directly in the Netherlands, Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in Spain, Italy, Slovakia, Turkey and Kuwait. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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

Clinical trials are necessary to support PMA applications and may be necessary to support PMA supplements for modified versions of our marketed device products. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. Adverse outcomes in the post-approval studies could also result in restrictions or withdrawal of approval of the PMA. We will likely need to conduct additional clinical studies in the future to support new indications for our products or for approvals or clearances of new product lines, or for the approval of the use of our products in some foreign countries. For example, we are currently conducting clinical trials for Senza to explore the potential for HF10 therapy to treat certain chronic pain conditions, including chronic upper limb and neck pain, painful neuropathies (including painful diabetic neuropathy) and non-surgical refractory back pain. We will likely need to conduct additional clinical studies in the future to support regulatory approval for the use of our products to treat some of these new indications. Clinical testing can take many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

Even though we may generate positive data to support the use of our therapy and products for market expansion opportunities, such as NSRBP, and even if we receive clearance to expand our approved indications of use to include additional indications, such as PDN, internal and external factors may make it more difficult for these additional indications and market expansion opportunities, or any other indications or other market expansion opportunities we may pursue in the future, to be commercially successful.

Even if we get clearance to expand our approved indications of use or generate positive data to support the use of our therapy and products for other market expansion opportunities, internal and external factors may make it more difficult for such expanded indications or uses to be commercially successful.  These factors include, among others, the following:

•	the perceived efficacy and safety of our therapy and products for such additional indications or uses by healthcare professionals;
•	the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing team, for such new additional indications or uses;
•	our ability to offer our therapy and products for such additional indications or uses for sale at competitive prices;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	education and awareness of patients, treating physicians and referring physicians concerning the use of our therapy and products for such additional indications or uses;
•	sufficient third-party coverage or reimbursement for such additional indications or uses; and
•

natural disasters, including pandemics such as the COVID-19 pandemic, and political unrest that could inhibit our ability to promote such new indications or uses and can negatively affect product demand by creating obstacles for patients to seek treatment and undergo elective procedures.

For example, even if we receive approval for HF10 therapy for patients diagnosed with PDN, we will still be required to educate patients and healthcare professionals of the benefits of our therapy and products for the treatment of painful diabetic neuropathy.  If we are unable to successfully educate patients and healthcare professionals, including referring physicians, we will not be able to establish our HF10 therapy as a viable treatment option for PDN.   Further, we will also be required to either engage and build, or to otherwise contract, a salesforce network to market HF10 for the treatment of PDN.  Any such effort could be costly and time-consuming, and there can be no guarantee that it will be successful.  In addition, we will also need to establish payor acceptance of HF10 therapy as a treatment option for PDN, a process that may not be successful and could take many years to gain broad acceptance.  In addition to the foregoing factors, for our therapy for patients with non-surgical refractory back pain to be commercially successful it will require physicians who treat chronic back pain patients with back surgery to refer those patients to other physicians to perform an SCS procedure.

As a result of the above factors, any future indications or uses of our therapy and products we may pursue, including for the treatment of PDN and NSRBP, may not be successfully commercialized and as a result, our business and operating results may be harmed.

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

We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. For example, two of our competitors, Boston Scientific and Medtronic, have filed oppositions in the EU with respect to certain of our patents. Boston Scientific has filed an entitlement action against us in the German courts. In addition, an anonymous petitioner has filed an opposition before the China National Intellectual Property Administration against one of our patents in China (which has now been dismissed). Defending our position in proceedings such as these will require management’s time and attention, as well as financial costs. Given the competitive environment in which we operate, we expect additional challenges to our intellectual property portfolio as we continue commercialization of Senza in the United States and abroad. An unfavorable outcome in these or any other such proceedings could cause us to lose valuable intellectual property rights and/or be unable to enforce our intellectual property rights, which could invite increased competition thereby materially harming our business.

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

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts, particularly in the United States, and our efforts to develop our Senza products and HF10 therapy for the treatment of additional chronic pain indications and develop technology complementary to our current product. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to seek additional funds. If we are unable to raise funds on favorable terms, or at all, the long-term growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the costs of commercializing our products in the United States and elsewhere, including costs associated with product sales, marketing, manufacturing and distribution;
•	our ability to maintain the average sales price of our products, in particular if we face pricing pressure from competitors’ products;
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

Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payor acceptance of our products and HF10 therapy;
•	our success in initiating patient trials for HF10 therapy and converting those trials into permanent implants;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolescence or conformity with our product requirements;
•	fluctuations in the average sales prices of our products, in particular due to pricing pressure from competitors;
•	fluctuations in the expenses related to initiating, pursuing and defending lawsuits;
•	buying patterns of our customers;
•	the timing, expense and results of our commercialization efforts in the United States and elsewhere, R&D activities, clinical trials and regulatory approvals;
•	the introduction of new products and technologies by our competitors;
•	the productivity of our sales representatives;
•	difficulties in collecting receivables related to our sales in the United States;
•	fluctuations in expenses as a result of expanding our commercial operations and operating as a public company;
•	supplier, manufacturing or quality problems with our products;
•	changes in our pricing policies or strategies or in the pricing policies or strategies of our competitors; and
•	changes in coverage amounts or government and third-party payors’ reimbursement policies.

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

As a result of our June 2015 underwritten public offering, we have experienced a Section 382 “ownership change.” We currently believe that this “ownership change” will not inhibit our ability to utilize our NOLs prior to expiration.  However, we may experience additional ownership changes as a result of subsequent changes in our stock ownership, some of which changes may be outside our control.  As a result, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability and generate sufficient taxable income in the future. If we are limited in our ability to use our NOLs and tax credits in future years as a result of ownership changes, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations. As of December 31, 2020, we had federal NOLs of $497.5 million, of which $238.5 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the Tax Cuts and Jobs Act (the 2017 Tax Act), as well as state NOLs of $272.8 million, of which $41.5 million may be carried forward indefinitely.  If not utilized, the remaining federal NOLs will begin to expire in 2026 and the state NOLs will begin to expire in 2021.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 Presidential election may impact our business and industry.  Namely, the previous presidential administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.  It is difficult to predict whether or how these Executive Orders will be implemented, or whether they will be rescinded and replaced under the Biden administration.  The policies and priorities of an incoming presidential administration are unknown and could materially impact the regulations governing our products.

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

In addition, we are subject to the EU’s GDPR, which imposes obligations on companies that operate in our industry with respect to the processing of personal data of individuals within the EEA and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Data privacy laws in the EU are developing rapidly and, in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EU.  Following Brexit and the expiry of the transition period, companies have to comply with the GDPR and the GDPR as incorporated into the UK national law, with each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, e.g. how data transfers between EU member states and the UK will be treated. These changes will lead to additional costs and increase our overall risk exposure. Pursuant to the EU-UK Trade and Cooperation Agreement of December 24, 2020, transfers of personal data from the EU to the UK may continue to take place without a need for additional safeguards during a further transition period, to expire on (1) the date on which an adequacy decision with respect to the UK is adopted by the EU Commission; or (2) the expiry of four months, which shall be extended by a further two months unless either the EU or the UK objects. It remains unclear whether the EU Commission will adopt an adequacy decision with respect to the UK. In the absence of such decision after the expiry of the additional transition period, we may need to put in place additional safeguards for transfers of personal data from the EU to the UK, such as standard contractual clauses approved by the EU Commission. While we continue to address the implications of the recent changes to EU and UK data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Accordingly, we must devote significant resources to understanding and complying with this changing landscape.

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

We may be subject to federal, state and foreign healthcare and data privacy and security laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.

We are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, as well as data privacy and security laws and regulations that govern the collection, use, disclosure and protection of personal information, including health-related information, which could significantly impact our business. In the United States, the laws that may affect our ability to operate include, but are not limited to:

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

•

state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA; and

•

federal and state laws and regulations governing the collection, use, disclosure and protection of health-related and other personal information that could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g. Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA and the CPRA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability.  In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the ACA was signed into law, which included, among other things, comparative effectiveness research initiatives and payment system reforms, including shared savings pilots and other provisions. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the law or our business.  Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact demand for our product.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (MACRA), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report and others such as:

•	achievement of expected product sales and profitability, including the effects of seasonality on our results of operations, as well as adjustments to our sales forecasts;
•	the ongoing COVID-19 pandemic, see “—Risks Related to our Business—Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic”;
•	delays or setbacks in the commercialization of Senza or the expansion of indications for which Senza is approved;
•	announcements of new products by us or our competitors;
•	announcements or developments in any intellectual property infringement actions in which we may become involved, including our lawsuits with Boston Scientific;
•	manufacture, supply or distribution shortages;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolescence or conformity with our product requirements;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	our operating results;
•	results from, or any delays in, clinical trial programs relating to our product candidates;
•	changes or developments in laws or regulations applicable to our products;
•	any adverse changes in our relationship with any manufacturers or suppliers;
•	the success of our efforts to acquire or develop additional products;

•	announcements concerning our competitors or the medical device industry in general;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•	changes in financial estimates or recommendations by securities analysts, as well as publications from research analysts associated with short selling;
•	trading volume of our common stock;
•	trading activity in our common stock by the option counterparties to our convertible note hedge transactions to unwind or modify their hedge positions;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
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

In August 2020, the FASB issued a new standard that proposes to changes the accounting for the convertible debt instruments described above. Under the new standard, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income (or decreasing net losses). Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required, which could decrease our diluted earnings per share. The new standard is effective for fiscal years beginning after December 15, 2021 and interim periods within that year, with early adoption permitted, and can either be adopted on a modified retrospective or full retrospective basis.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes and 2025 Notes could decline. As of December 31, 2020, we had outstanding a total of approximately 34.6 million shares of common stock, and approximately 6.8 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act.

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

General Risk Factors

Changes in tax laws, tax rulings or trade policies may have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. Recently enacted legislation and associated regulations have significantly changed U.S. federal income tax laws, with potential impact to state and local taxation.  Further, many counties in Europe have recently proposed or recommended changes to existing tax laws or have enacted new laws that may increase our tax obligations in those countries.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issues an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. For example, in the fourth quarter of 2020, a research analyst associated with short selling activity published a report that resulted in short term volatility in our stock. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and R&D facilities are located in Redwood City, California, where we lease and currently occupy approximately 50,740 square feet of office and laboratory space. In December 2016, we amended the original lease for our corporate headquarters in order to increase the space we occupy by approximately 49,980 square feet of office space adjacent to our corporate headquarters.  Our obligations under the amended lease for the new space commenced on June 1, 2018. The term of the lease for our corporate headquarters and the new adjacent space ends on May 31, 2025.  In April 2017, we entered into a second amendment to the original lease for a temporary space of approximately 8,171 square feet of office space for the period from May 2017 until June 1, 2018, the commencement of the term for the additional adjacent space.  We believe our current headquarters, together with our additional adjacent space, is sufficient for our current and foreseeable business needs. We also lease a small storage facility in Australia and a small amount of warehouse space in San Carlos, California. In August 2020, we entered into a lease for approximately 35,411 square feet of manufacturing space to begin in April 2021 and to last through June 2031 at a facility in Costa Rica. We plan to use this facility to build-out certain manufacturing capabilities so that we can vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities for products that we currently purchase from third-parties.

For additional information, see Note 7, Commitments and Contingencies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

The legal proceedings information set forth in Note 7 Commitments and Contingencies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report is incorporated herein by reference.

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

Holders of Record

As of February 16, 2021, there were approximately 16 stockholders of record of our common stock, and the closing price per share of our common stock was $178.46. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative five-year stockholder return on our common stock to two indices: the S&P 500 Composite Index and the S&P Healthcare Equipment Index. An investment of $100 is assumed to have been made in our common stock and in each of the indices on December 31, 2015 and its relative performance is tracked through December 31, 2020.  The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
$100 investment in stock or index	2015	2016	2017	2018	2019	2020
Nevro Corp. (NVRO)	$100.00	$107.63	$102.27	$57.61	$174.11	$256.41
S&P 500 (GSPC)	$100.00	$109.54	$130.81	$122.65	$158.07	$183.77
S&P Healthcare Equipment (SPSIHE)	$100.00	$112.41	$146.10	$159.61	$195.37	$259.52

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Annual Report. The selected consolidated statements of operations data for each of the five years in the period ended December 31, 2020, and the consolidated balance sheet data as of December 31, 2020, 2019, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements.

	Years Ended December 31,
	2020	2019	2018	2017	2016
(in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenue	$362,048	$390,255	$387,289	$326,674	$228,504
Cost of revenue	112,146	121,905	113,965	98,981	75,433
Gross profit	249,902	268,350	273,324	227,693	153,071
Operating expenses:
Research and development	45,600	59,017	48,459	37,560	33,729
Sales, general and administrative	267,154	305,812	266,608	219,712	142,423
Total operating expenses	312,754	364,829	315,067	257,272	176,152
Loss from operations	(62,852)	(96,479)	(41,743)	(29,579)	(23,081)
Interest and other income (expense), net	(19,345)	(5,608)	(6,694)	(5,671)	(5,806)
Loss on extinguishment of debt	—	—	—	—	(1,268)
Loss before income taxes	(82,197)	(102,087)	(48,437)	(35,250)	(30,155)
Provision for income taxes	868	1,599	768	1,408	1,623
Net loss	$(83,065)	$(103,686)	$(49,205)	$(36,658)	$(31,778)
Net loss per share attributable to common stockholders, basic and diluted	$(2.47)	$(3.37)	$(1.64)	$(1.25)	$(1.12)
Shares used in computing basic and diluted net loss per common share	33,677,641	30,803,872	30,051,961	29,424,054	28,485,003

	Years Ended December 31,
	2020	2019	2018	2017	2016
(in thousands, except per share data)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$44,597	$65,373	$51,266	$42,845	$41,406
Short-term investments	$543,373	$172,429	$213,281	$226,467	$234,951
Working capital	$513,941	$351,441	$381,445	$383,177	$378,093
Total assets	$789,428	$469,645	$463,116	$454,056	$430,583
Short-term debt	$168,776	$—	$—	$—	$—
Long-term debt	$141,771	$160,300	$152,394	$145,019	$138,140
Total stockholders' equity	$388,460	$216,352	$245,483	$249,172	$249,034

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

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain, and recently launched our newest product platform, Senza® Omnia™. Our proprietary paresthesia-free HF10 therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy, with HF10 therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has limited efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of HF10 therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.5 billion, pre-COVID-19 pandemic, global SCS market by treating both back and leg pain without paresthesia.

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

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020
Revenue from:	(in millions)
U.S. sales	$70.6	$79.9	$79.6	$91.6	$65.8	$78.1	$84.2	$97.9	$75.3	$51.0	$90.9	$94.6
International sales	17.0	16.2	16.0	16.3	16.3	15.5	16.0	16.5	12.2	5.4	17.5	15.1
Total revenue	$87.6	$96.1	$95.6	$107.9	$82.1	$93.6	$100.2	$114.4	$87.5	$56.4	$108.5	$109.7

	2016	2017	2018	2019	2020
Revenue from:	(in millions)
U.S. sales	$173.3	$263.5	$321.8	$326.0	$311.9
International sales	55.2	63.2	65.5	64.3	50.2
Total revenue	$228.5	$326.7	$387.3	$390.3	$362.0

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of December 31, 2020 was $492.8 million. A significant amount of our capital resources has been used to support the development of our Senza products and

HF10 therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

In April 2020, we issued $165.0 million aggregate principal amount of 2.75% convertible senior notes due 2025 (the 2025 Notes) in a registered underwritten public offering and an additional $24.8 million aggregate principal amount of such notes pursuant to the underwriters’ exercise in full of their option to purchase additional 2025 Notes. The 2025 Notes’ interest rates are fixed at 2.75% per annum and are payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2020.  The total net proceeds from the 2025 Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million. In connection with the offering of the 2025 Notes, we entered into convertible note hedge transactions in which we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of common stock at a price of approximately $105.00 per share. The total cost of the convertible note hedge transactions was $52.4 million.  In addition, we sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of our common stock at a price of $147.00 per share. We received $34.9 million in cash proceeds from the sale of these warrants.  The net cost incurred in connection with the convertible note hedge and warrant transactions was $17.5 million. Concurrent with the registered underwritten public offering of the 2025 Notes, we completed an underwritten public offering of common stock and issued 1,868,750 shares of common stock, including 243,750 shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. As a result of this public offering of common stock, we received cash proceeds of $147.1 million, net of underwriting discounts and commissions and offering costs.

We rely on third-party suppliers for all of the components of our Senza products, and currently for the assembly of these systems. Several of these suppliers are currently single-source suppliers. We have entered into and/or amended several supply agreements in an effort to reinforce our supply chain.  We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. In particular, we have substantially increased our levels of inventory in order to meet our estimated demand in the United States and, as a result, incur significant expenditures associated with such increases in our inventory. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times, increasing our risk of inventory obsolescence.  In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins.  We plan on conducting these manufacturing activities in a facility in Costa Rica, for which our lease will begin in April 2021. The integration process is expected to be completed in 2022.  Even after this integration process is completed, we expect that we will continue to rely on third-party manufacturers to provide key components to support the assembly process.  We may incur significant capital expenditures and implementation costs to initiate the manufacturing operations in Costa Rica.

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

In addition, even as the severity of the pandemic subsides, we expect that demand for Senza system procedures may not return to historic levels as rapidly as originally anticipated as prospective patients may decide to delay the procedure until fully vaccinated for COVID-19.  Because the rollout of COVID-19 vaccines has, and could continue to, experience significant delays, this may result in a meaningful delay in patients seeking to have a Senza system trial in the near term.  Further, we anticipate that the substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, will result in patients seeking to have Senza system trials or implant procedures performed having to navigate limited provider capacity. We believe these factors may have an adverse effect on the recovery of the global SCS therapy market and, as a result, the amount of time we predict for our sales to recover following the end of the pandemic.

Numerous state and local jurisdictions, as well as foreign governments such as the United Kingdom and Germany, imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. In multiple instances in 2020, the governor of California, where our headquarters are located, issued a temporary “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our headquarters temporarily closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Senza systems.

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

Important Factors Affecting our Results of Operations

In addition to the impact of COVID-19, we believe that the following factors have impacted, and we expect will continue to impact, our results of operations.

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

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements, as was the case for the years ended December 31, 2020 and 2019, wherein we recorded a write-down of inventory of $2.7 million and $1.6 million, respectively. Further, the manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. As we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete, as was the case in the year ended December 31, 2020, when we recorded a charge of $2.6 million. For the year ended December 31, 2019, we recorded a charge of $3.6 million related to the cancellation of firm purchase commitments.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017.  Most recently, we launched our next generation product platform, Senza Omnia, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020.  We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and a next generation IPG. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate HF10 efficacy, safety and cost effectiveness through clinical data are all critical to increasing the adoption of HF10 therapy.  We initiated two randomized controlled trials in 2018, SENZA-PDN and SENZA-NSRBP, which evaluate HF10 therapy for the treatment of painful diabetic neuropathy and non-surgical refractory back pain, respectively. In January 2020, we presented the three-month data from our SENZA-PDN study at NANS 2020, which was the largest SCS randomized controlled trial conducted to date for PDN. In January 2021, we presented the six-month data from our SENZA-PDN study at NANS 2021. With regard to the SENZA-NSRBP study, we presented the three-month primary endpoint results in January 2021 at NANS 2021, representing the first release of data from this randomized controlled trial.  Both the SENZA-PDN and SENZA-NSRBP studies are ongoing, and further data will be presented and published in leading journals as the data becomes available.

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

We Do Not Expect to Continue to Experience Our Historical Worldwide Revenue Growth Rates

Our worldwide revenue has increased from $18.2 million for the year ended December 31, 2012 to $362.0 million for the year ended December 31, 2020.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  Over the past two years, our revenue growth in international markets has slowed significantly. Although we had experienced significant growth in sales in the United States for several years following our launch, we do not expect to continue that historic rate of revenue growth in the United States or on a worldwide basis.  The COVID-19 pandemic has impacted our revenue in 2020 and we expect continued impact in 2021 as the pandemic continues. Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.

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

Revenue

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, using the modified retrospective method applied to contracts which were not completed as of that date.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition. Under ASC 606, assuming all other revenue recognition criteria have been met, we will recognize revenue earlier for arrangements where we have satisfied its performance obligations but have not issued invoices.  These amounts are recorded as unbilled receivables, which are included in accounts receivable on the consolidated balance sheet, as we have an unconditional right to payment at the end of the applicable period.

Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of the Company’s goods to its customers.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the goods.

For a majority of sales, where our sales representative delivers our product at the point of implantation at hospitals or medical facilities, we recognize revenue upon completion of the procedure and authorization, which represents the point in time when control transfers to the customers.

For the remaining sales, which are sent from the Company’s distribution centers directly to hospitals and medical facilities, as well as distributor sales, where product is ordered in advance of an implantation, the transfer of control occurs at the time of shipment of the product.  These customers are obligated to pay within specified terms regardless of when or if they ever sell or use the products. We do not offer rights of return or price protection. To the extent that we have a post-delivery obligation, such as programming devices that have been delivered as part of a direct-ship order, we defer revenue and the associated cost of goods sold associated with the post-delivery obligation only if the amounts are deemed material.

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

Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. We utilize our historical data for the calculation of expected term.

Volatility. We have incorporated our historical stock trading volatility with those of our peer group for the calculation of volatility.  Industry peers consist of several public companies in the medical device technology industry with comparable characteristics including enterprise value, risk profiles and position within the industry. We regularly evaluate our peer group to assess changes in circumstances where identified companies may no longer be similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

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

Income Tax

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on our net U.S. federal and state deferred tax assets as of December 31, 2020 and 2019. We intend to maintain a full valuation allowance on the federal and state deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2020, we had federal net operating loss carryforwards (NOLs) of $497.5 million, of which $238.5 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the 2017 Tax Act, as well as state NOLs of $272.8 million, of which $41.5 million may be carried forward indefinitely.  If not utilized, the remaining federal NOLs will begin to expire in 2026 and the state NOLs will begin to expire 2021. We have no foreign NOL carryforwards.  We also have federal research tax credit carryforwards that will begin to expire in 2026 and California research tax credits that do not expire. Realization of these NOL and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could materially and adversely affect our results of operations.

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

We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. A nominal amount of interest and penalties have been recognized in the statements of operations and comprehensive loss in 2020 and 2019.  No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss in 2018.

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

Allowance for Doubtful Accounts

We make estimates as to the overall collectability of accounts receivable and provide an allowance for accounts receivable considered uncollectible based on current expected credit losses. We specifically analyze accounts receivable based on historical bad debt experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We record the adjustment in general and administrative expense. Our accounts receivable balance was $77.7 million, net of allowance of $3.0 million, as of December 31, 2020 and $82.8 million, net of allowance of $0.8 million, as of December 31, 2019.

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

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality.  For example, the industry generally experiences lower revenues in the first and third quarters of the year and higher revenues in the fourth quarter.  Our revenue has historically been impacted by these industry trends. Further, the impact of the buying patterns and implant volumes of hospitals and medical facilities, and third-party distributors may vary, and as a result could have an effect on our revenue from quarter to quarter. The normal seasonal fluctuations of our revenue have been disrupted by the COVID-19 pandemic, as we have seen significant fluctuations in our quarterly revenue based on current events directly caused by the pandemic. We have recorded revenue of approximately $173.3 million, $263.5 million, $321.8 million, $326.0 million and $311.9 million for the years ended December 31, 2016, 2017, 2018, 2019 and 2020, respectively, for sales in the United States.  We anticipate that our total revenue will increase as we continue our commercialization in the United States.

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

We significantly increased the size of our sales presence worldwide during 2018 and 2019, and we have maintained the overall size of our sales organization in 2020.  In the last three years, we have increased marketing spending in order to generate additional sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States. We expect SG&A expenses to decrease as a percent of revenue as we engage in activities that leverage our existing sales and marketing personnel to support the commercialization of our products in the United States.

During 2018, 2019 and 2020, we had experienced significant legal expenses associated with our intellectual property litigation with Boston Scientific. We anticipate significant continued expenses associated with these legal activities. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue, the timing and extent of our SG&A expense, and the direct impact of the COVID-19 pandemic on certain discretionary spend items such as travel and trade shows.

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

Comparison of the Years Ended December 31, 2020 and 2019

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
	2020	2019	Change
(in thousands)
Revenue	$362,048	$390,255	$(28,207)
Cost of revenue	112,146	121,905	(9,759)
Gross profit	$249,902	$268,350	$(18,448)
Gross margin	69%	69%	0%

Revenue. Revenue decreased to $362.0 million in 2020 from $390.3 million in 2019, a decrease of $28.2 million, or 7%. The decrease in revenue was a result of a worldwide decline in procedure volume, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19 pandemic and as elective procedures were significantly limited and, in many places, halted entirely during portions of the year.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased to $112.1 million in 2020 from $121.9 million in 2019, a decrease of $9.8 million, or 8%.  This decrease was primarily due to a net $9.0 million decrease in the costs of manufactured product components, as well as a $1.1 million decrease related to product accessories used as part of developing our operational infrastructure in the U.S. Gross profit decreased to $249.9 million in 2020 from $268.4 million in 2019, a decrease of $18.4 million, or 7%.  Gross profit as a percentage of revenue, or gross margin, remained steady at 69% in 2020 and 2019.

Operating Expenses

	Years Ended December 31,
	2020		2019
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$45,600	13%	$59,017	15%	$(13,417)
Sales, general and administrative	267,154	74%	305,812	78%	(38,658)
Total operating expenses	$312,754	86%	$364,829	93%	$(52,075)

Research and Development (R&D) Expenses. R&D expenses decreased to $45.6 million in 2020 from $59.0 million in 2019, a decrease of $13.4 million, or 23%.  The decrease was primarily due to a decrease in clinical and development expenses of $7.9 million, personnel and consulting costs of $3.0 million and travel expenses of $1.9 million.

Sales, General and Administrative (SG&A) Expenses. SG&A expenses decreased to $267.2 million in 2020 from $305.8 million in 2019, a decrease of $38.7 million, or 13%.  This decrease was primarily due to a decrease in personnel costs of $22.0 million, travel and training expenses of $10.9 million and healthcare professional-related expenses of $7.8 million, which were partially offset by increased bad debt expense of $1.4 million and software expenses of $1.3 million.

Interest Income, Interest Expense, Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

	Years Ended December 31,
	2020	2019	Change
(in thousands)
Interest income	$2,956	$6,020	$(3,064)
Interest expense	(21,806)	(10,931)	(10,875)
Other income (expense), net	(495)	(697)	202
Provision for income taxes	868	1,599	(731)

Interest Income. Interest income decreased to $3.0 million in 2020 from $6.0 million in 2019, primarily as a result of a decrease in our investment yield rate.

Interest Expense. Interest expense increased to $21.8 million in 2020 from $10.9 million in 2019.  We recorded $10.3 million of expenses related to the interest and amortization of debt discount and debt issuance costs related to the 2025 Notes, which were issued in April 2020. There was also a $0.6 million increase in the amortization of debt discount and debt issuance costs related to the 2021 Notes.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, and the gains and losses from the remeasurement of foreign-denominated balances. We recorded a net gain of $41,000 in 2020 and a net loss of $0.6 million in 2019 in relation to the two items previously mentioned.  Our remeasurement gains and losses are affected by changes in the foreign currency translation rates of the countries in which we conduct business. Additionally, in 2020, we recorded a net expense of $0.4 million for the impairment charge related to the value of the right to acquire a privately-held company.

Income Tax Expense. Income tax expense was $0.9 million in 2020 and $1.6 million in 2019. Our income tax expense is associated primarily with foreign and state income taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance on the majority of our deferred tax assets. The change in income tax expense was primarily due to changes in foreign income taxes on profits realized by our foreign subsidiaries.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025.  Our total net proceeds from these transactions, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. At December 31, 2020, we had cash, cash equivalents and short-term investments of $588.0 million. Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years Ended December 31,
	2020	2019	2018
(in thousands)
Net cash provided by (used in)
Operating activities	$1,191	$(50,225)	$(5,708)
Investing activities	(369,868)	32,330	6,433
Financing activities	346,905	32,093	7,754
Effect of exchange rate on cash flows	646	259	(258)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(21,126)	$14,457	$8,221

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $1.2 million for the year ended December 31, 2020. The cash provided by operating activities for the year ended December 31, 2020 was affected by a decrease in prepaids and other assets of $7.5 million, a decrease in accounts receivable of $3.4 million, and a decrease in inventory of $2.5 million, as well as non-cash stock based compensation expense of $42.7 million, non-cash interest expense of $14.9 million, inventory write-down of $5.4 million, depreciation and amortization of $4.8 million, amortization of operating lease assets of $3.4 million and provision of doubtful accounts of $2.2 million.  These changes were offset by a net loss of $83.1 million for the year and a decrease in long term liabilities of $2.4 million. Net cash used in operating activities were $50.2 million, and $5.7 million for the years ended December 31, 2019 and 2018, respectively, primarily due to the net losses during the periods of $103.7 million and $49.2 million, respectively. The cash used in operating activities for the year ended December 31, 2019 was affected by an increase in accounts receivable of $2.2 million and an increase in prepaids and other assets of $3.2 million.  These changes were offset by a net increase in accounts payable and accrued liabilities of $5.7 million and write-down of inventories of $1.5 million, as well as non-cash stock based compensation expense of $41.7 million, non-cash interest expense of $7.9 million, depreciation and amortization of $4.6 million and amortization of operating lease assets of $3.2 million. The cash used in operating activities for the year ended December 31, 2018 was affected by an increase in accounts receivable of $12.2 million and an increase in other assets of $2.6 million. These changes were offset by a net increase in accounts payable and accrued liabilities of $4.9 million and a decrease in inventory of $3.8 million, as well as non-cash stock based compensation expense of $36.6 million, non-cash interest expense of $7.4 million, depreciation and amortization of $3.9 million and a write-down of inventory of $2.0 million.

Cash Used in Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments, and purchases of property and equipment. For the year ended December 31, 2020, we had net purchases from the sales and maturity of investments of $371.3 million and purchases in property and equipment of $6.0 million, offset by the receipt of $7.5 million for the repayment of secured convertible notes from a private company. For the year ended December 31, 2019, we had net proceeds from the sales and maturity of investments of $43.3 million, offset by purchases in property and equipment of $3.5 million.  Additionally, we purchased secured convertible notes totaling $7.5 million in the year ended December 31, 2019.  For the year ended December 31, 2018, we had net proceeds from the sales and maturity of investments of $14.7 million, which was offset by purchases in property and equipment of $8.2 million.

Cash Provided by Financing Activities. Cash provided by financing activities was $346.9 million for the year ended December 31, 2020. The majority of this cash was from the proceeds of $183.6 million, net of issuance costs, from the 2025 Notes and the proceeds of $147.1 million, net of issuance costs, from the concurrent public common stock offering.  The cash received from these activities was offset by a net $17.5 million cost of convertible note hedge and warrant transactions, which included the $52.4 million purchase of convertible note hedges and proceeds of $34.9 million related to the sale of warrants.  Additionally, we received cash of $33.6 million from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan, net of tax withholdings. Cash provided by financing activities was $32.1 million for the year ended December 31, 2019, primarily due to the cash received from the issuance of common stock to employees of $35.2 million pursuant to the exercise of employee stock options and our employee stock purchase plan, offset by $3.1 million for tax withholdings paid on behalf of employees for net share settlement.  Cash provided by financing activities was $7.8 million for the year ended December 31, 2018, primarily due to the cash received from the issuance of common stock to employees of $9.5 million pursuant to the exercise of employee stock options and our employee stock purchase plan.

Contractual Obligations and Commitments

We have lease obligations primarily consisting of operating leases for our principal offices, which expire as set forth below, and for our warehouse space that expires in 2022. In 2020, we also entered into an operating lease for a manufacturing facility with a planned commencement date of April 2021 and a planned expiration date of June 2031.

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

We have also entered into a service agreement for which we are committed to pay $2.5 million in each of the next four years over the term of the service agreement, as well as a license agreement for which we are committed to pay $0.2 million over the remaining term of license agreement.

As of December 31, 2020, our contractual obligations related to the 2021 Notes are payments of interest and principal totaling $174.0 million due in June 2021.  Our contractual obligations related to the 2025 Notes are payments of interest of $5.2 million due each year from 2021 through 2024, and payments of interest and principal totaling $192.4 million due in 2025.

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands), including the lease in Costa Rica with a planned commencement date of April 2021:

	Payment date by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(in thousands)
Notes payable, including contractual interest	$387,241	$179,228	$10,436	$197,577	$—
Lease obligations	28,004	5,253	11,510	8,861	2,380
Purchase obligations	10,228	2,607	5,114	2,507	—
Total	$425,473	$187,088	$27,060	$208,945	$2,380

Off-Balance Sheet Arrangements

Through December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 7, Commitments and Contingencies, of Notes to the Consolidated Financial Statements within Part II, Item 8 of this Annual Report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2020, we had cash and cash equivalents of $44.6 million, consisting of cash and money market funds, and short-term investments of $543.4 million, consisting of agency bonds, commercial paper, corporate notes and treasury bonds. We maintained investments in money market funds that were not federally insured during the year ended December 31, 2020 and held cash in foreign banks of approximately $17.6 million at December 31, 2020 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction gains of $41,000 for the year ended December 31, 2020, and losses of $0.6 million and $0.9 million for each of the years ended December 31, 2019 and 2018, respectively. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the year ended December 31, 2020 would have affected the Company’s net loss by approximately 3%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nevro Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nevro Corp. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Controls and Procedures appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Inventory Valuation -Excess and Obsolete Inventory

As described in Notes 2 and 6 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. Management regularly reviews inventory quantities compared to forecasted sales to record a provision for excess and obsolete inventory when appropriate. Inventory write downs are recorded for excess and obsolete inventory. Management estimates forecasted sales considering product acceptance in the marketplace, customer demand, historical sales, product obsolescence, and technological innovations. As of December 31, 2020, total inventories were $83.3 million.

The principal considerations for our determination that performing procedures relating to inventory valuation - excess and obsolete inventory is a critical audit matter are the significant judgment by management to estimate the excess and obsolete inventory provision, related to an analysis of forecasted sales. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to test management’s estimates about forecasted sales and in evaluating the audit evidence obtained.

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

February 24, 2021

We have served as the Company’s auditor since 2008.

Nevro Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$44,597	$65,373
Short-term investments	543,373	172,429
Accounts receivable, net of allowance for doubtful accounts of $3,000 and $797 at December 31, 2020 and 2019, respectively	77,667	82,833
Inventories	83,296	91,579
Prepaid expenses and other current assets	4,173	9,838
Total current assets	753,106	422,052
Property and equipment, net	13,531	11,766
Operating lease assets	18,142	21,533
Other assets	4,043	13,338
Restricted cash	606	956
Total assets	$789,428	$469,645
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$23,109	$16,048
Accrued liabilities	43,305	50,966
Short-term debt	168,776	—
Other current liabilities	3,975	3,597
Total current liabilities	239,165	70,611
Long-term debt	141,771	160,300
Long-term operating lease liabilities	16,689	20,445
Other long-term liabilities	3,343	1,937
Total liabilities	400,968	253,293
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2020 and 2019, respectively; zero shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at December 31, 2020 and 2019, respectively; 34,583,064 and 31,544,361 shares issued and outstanding at December 31, 2020 and 2019, respectively	35	32
Additional paid-in capital	880,660	626,401
Accumulated other comprehensive income / (loss)	598	(313)
Accumulated deficit	(492,833)	(409,768)
Total stockholders’ equity	388,460	216,352
Total liabilities and stockholders’ equity	$789,428	$469,645

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Revenue	$362,048	$390,255	$387,289
Cost of revenue	112,146	121,905	113,965
Gross profit	249,902	268,350	273,324
Operating expenses
Research and development	45,600	59,017	48,459
Sales, general and administrative	267,154	305,812	266,608
Total operating expenses	312,754	364,829	315,067
Loss from operations	(62,852)	(96,479)	(41,743)
Interest income	2,956	6,020	4,871
Interest expense	(21,806)	(10,931)	(10,401)
Other income (expense), net	(495)	(697)	(1,164)
Loss before income taxes	(82,197)	(102,087)	(48,437)
Provision for income taxes	868	1,599	768
Net loss	(83,065)	(103,686)	(49,205)
Other comprehensive loss:
Changes in foreign currency translation adjustment	991	449	(37)
Changes in unrealized gains (losses) on short-term investments, net	(80)	315	202
Net change in other comprehensive loss	911	764	165
Comprehensive loss	$(82,154)	$(102,922)	$(49,040)
Net loss per share, basic and diluted	$(2.47)	$(3.37)	$(1.64)
Weighted average number of common shares used to compute basic and diluted net loss per share	33,677,641	30,803,872	30,051,961

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2017	29,737,561	$30	$508,228	$(257,844)	$(1,242)	$249,172
Adoption of accounting standard (Note 3)	—	—	—	967	—	967
Exercise of common stock options	247,768	—	3,976	—	—	3,976
Issuance of common stock upon release of restricted stock units	196,274	—	—	—	—	—
Shares withheld for tax obligations	(28,107)	—	(1,742)	—	—	(1,742)
Issuance of common stock under employee stock purchase plan	110,040	—	5,520	—	—	5,520
Stock based compensation	—	—	36,630	—	—	36,630
Net loss	—	—	—	(49,205)	—	(49,205)
Other comprehensive loss	—	—	—	—	165	165
Balances at December 31, 2018	30,263,536	30	552,612	(306,082)	(1,077)	245,483
Exercise of common stock options	828,722	1	28,606	—	—	28,607
Issuance of common stock upon release of restricted stock units	325,839	—	—	—	—	—
Shares withheld for tax obligations	(38,696)	—	(3,057)	—	—	(3,057)
Issuance of common stock under employee stock purchase plan	164,960	1	6,544	—	—	6,545
Stock based compensation	—	—	41,696	—	—	41,696
Net loss	—	—	—	(103,686)	—	(103,686)
Other comprehensive loss	—	—	—	—	764	764
Balances at December 31, 2019	31,544,361	32	626,401	(409,768)	(313)	216,352
Issuance of common stock upon underwritten public offering, net of issuance costs	1,868,750	2	147,142	—	—	147,144
Conversion feature of convertible senior notes due 2025, net of allocated costs	—	—	48,340	—	—	48,340
Purchase of bond hedges	—	—	(52,390)	—	—	(52,390)
Sales of warrants	—	—	34,933	—	—	34,933
Exercise of common stock options	756,797	1	34,624	—	—	34,625
Issuance of common stock upon release of restricted stock units	395,971	—	—	—	—	—
Shares withheld for tax obligations	(62,782)	—	(8,564)	—	—	(8,564)
Issuance of common stock under employee stock purchase plan	79,967	—	7,513	—	—	7,513
Stock based compensation	—	—	42,661	—	—	42,661
Net loss	—	—	—	(83,065)	—	(83,065)
Other comprehensive loss	—	—	—	—	911	911
Balances at December 31, 2020	34,583,064	$35	$880,660	$(492,833)	$598	$388,460

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(83,065)	$(103,686)	$(49,205)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,794	4,563	3,887
Amortization of operating lease assets	3,392	3,237	—
Stock-based compensation expense	42,655	41,697	36,637
Accretion of discount on short-term investments	320	(2,037)	(1,257)
Provision for (recovery of) doubtful accounts	2,165	(27)	(501)
Write-down of inventory	5,366	1,456	2,005
Loss on disposal of equipment	12	—	—
Non-cash interest expense	14,946	7,912	7,382
Unrealized gains (losses) on foreign currency transactions	(184)	(450)	1,188
Changes in operating assets and liabilities
Accounts receivable	3,369	(2,153)	(12,214)
Inventories	2,523	(938)	3,846
Prepaid expenses and other current assets	5,666	(3,222)	(767)
Other assets	1,802	514	(2,601)
Accounts payable	7,678	(7,472)	5,170
Accrued liabilities	(7,897)	13,205	(242)
Other long-term liabilities	(2,351)	(2,824)	964
Net cash provided by / (used in) operating activities	1,191	(50,225)	(5,708)
Cash flows from investing activities
Purchases of short-term investments	(668,371)	(211,006)	(213,723)
Proceeds from maturity of short-term investments	297,028	254,308	228,373
Repayment from (investment in) private company	7,500	(7,500)	—
Purchases of property and equipment	(6,025)	(3,472)	(8,217)
Net cash provided by / (used in) investing activities	(369,868)	32,330	6,433
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net	147,144	—	—
Proceeds from issuance of convertible notes	189,750	—	—
Convertible notes debt issuance costs	(6,105)	—	—
Proceeds from issuance of warrants	34,933	—	—
Purchase of convertible note hedges	(52,390)	—	—
Minimum tax withholding paid on behalf of employees for net share settlement	(8,564)	(3,057)	(1,742)
Proceeds from issuance of common stock to employees	42,137	35,150	9,496
Net cash provided by financing activities	346,905	32,093	7,754
Effect of exchange rate changes on cash, cash equivalents and restricted cash	646	259	(258)
Net increase in cash, cash equivalents and restricted cash	(21,126)	14,457	8,221
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of year	66,329	51,872	43,651
Cash, cash equivalents and restricted cash at end of year	$45,203	$66,329	$51,872
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,307	$1,338	$1,847
Cash paid for interest	$5,555	$3,019	$3,019
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$850	$285	$245

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

Since inception, the Company has incurred net losses. During the year ended December 31, 2020, the Company incurred a net loss of $83.1 million.  The Company had also historically incurred negative cash flow from operations, until the year ended December 31, 2020, when it had $1.2 million of cash provided by operations. At December 31, 2020, the Company had an accumulated deficit of $492.8 million. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due in 2021 (2021 Notes). Additionally, in April 2020, the Company issued a total of $189.8 million aggregate principal amount of convertible senior notes due 2025 (2025 Notes).  The total net proceeds from this debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million. Concurrent with this debt offering, the Company also completed an underwritten public offering for 1,868,750 shares of its common stock, from which the Company received cash proceeds of $147.1 million, net of underwriting discounts and commissions and offering costs. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses to meet its obligations as they become due. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

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

In April 2020, the Company issued $165.0 million aggregate principal amount of 2.75% convertible senior notes due 2025 in a registered underwritten public offering and an additional $24.8 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the 2025 Notes).  The interest rates are fixed at 2.75% per annum and are payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2020.  The total net proceeds from the debt offering, after deducting transaction costs, were approximately $183.6 million.

Concurrent with the 2025 Notes, the Company completed an underwritten public offering of its common stock and issued 1,868,750 shares of common stock, including 243,750 shares issued pursuant to the exercise in full by the underwriters of their option to purchase additional shares.  The Company received cash proceeds of approximately $147.1 million, net of underwriting discounts and commissions and offering costs paid by the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). The consolidated financial statements include the Company’s accounts and those of its five wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Other Risks and Uncertainties

The Company is subject to risks related to the public health crises such as the global pandemic associated with COVID-19, which has spread to most countries and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations and revenues and overall financial condition by decreasing the number of Senza system procedures performed. Through December 31, 2020, the number of Senza system procedures performed, similar to other elective surgical procedures, has decreased as health care organizations globally have prioritized the treatment of patients with COVID-19 and as governments imposed restrictions on the performance of elective procedures. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic. These measures and challenges may continue for the duration of the pandemic, which is uncertain, and may reduce our revenue while the pandemic continues.

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

	Years Ended December 31,
	2020	2019	2018
United States	86%	84%	83%

Long-lived assets and operating income outside the United States are not material; therefore, disclosures have been limited to revenue.

Foreign Currency Translation

The Company’s consolidated financial statements are prepared in U.S. dollars (USD). Its foreign subsidiaries use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the monthly average exchange rates during the period when the transaction occurs. The resulting foreign currency translation adjustments from this process are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Unrealized foreign exchange gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the reporting entity are recorded in other income (expense), net. The Company recorded net unrealized foreign currency transaction gains of $0.3 million during the year ended December 31, 2020, gains of $1.0 million during the year ended December 31, 2019 and losses of $0.6 million during the year ended December 31, 2018. Additionally, realized gains and losses resulting from transactions denominated in currencies other than the local currency are recorded in other income (expense), net. The Company recorded realized foreign currency transaction losses of $0.2 million during the year ended December 31, 2020, losses of $1.6 million during the year ended December 31, 2019 and losses of $0.4 million during the year ended December 31, 2018.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the years ended December 31, 2020 and 2019, and held cash in foreign banks of approximately $17.6 million and $12.1 million at December 31, 2020 and 2019, respectively, that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s convertible note hedge transactions, entered into in connection with the 2021 Notes and 2025 Notes, subject the Company to credit risk such that the counterparties may be unable to fulfill the terms of the transactions.  The associated risk is mitigated by limiting the counterparties to major financial institutions.

In the international markets in which the Company participates, the Company uses both a direct sales force and distributors to sell its products, while in the United States the Company generally utilizes a direct sales force. The Company performs ongoing credit evaluations of some of its direct customers and distributors, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.

There were no customers that accounted for 10% or more of the Company’s revenue for each of the years ended December 31, 2020, 2019 and 2018.  Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of December 31, 2020 and 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $16.3 million and $52.4 million as of December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company’s cash equivalents were held in institutions in the United States and include deposits in a money market fund which were unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash as of December 31, 2020 and 2019 includes certificates of deposit of $0.6 million representing collateral for the Company’s Redwood City, CA building lease pursuant to an agreement dated March 5, 2015.  Restricted cash as of December 31, 2019 additionally includes certificates of deposit of $0.4 million collateralizing payment of charges related to the Company’s credit cards.

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write-down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, for the year ended December 31, 2020, the Company recognized total write-downs of $5.4 million for its inventories, of which $2.6 million was related inventory obsolescence and expiration.  For the years ended December 31, 2019 and 2018, the Company recognized total write-downs of $1.6 million and $2.0 million for its inventories. The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

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

See Note 3 for further discussion on Revenue Recognition.

Allowance for Doubtful Accounts

The Company makes estimates of the collectability of accounts receivable and provide an allowance for accounts receivable considered uncollectible based on current expected credit losses. In doing so, the Company analyzes historical bad debt trends, customer concentrations, customer credit worthiness, the age of the receivable, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. For the years ended December 31, 2020, 2019 and 2018, the Company recognized bad debt expenses of $2.8 million, $1.3 million and $0.7 million, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives, recorded through December 31, 2020.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest or penalties related to income taxes have been recognized in the statements of operations and comprehensive loss in 2018. A nominal amount of interest and penalties have been recognized in the statements of operations and comprehensive loss in 2020 and 2019.

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

The Company’s determination of the fair value of stock options, other than performance-based awards, on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by its common stock price as well as changes in assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected term that options will remain outstanding, the expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

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

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, restricted stock units, common stock options and the conversion spread for the Company’s outstanding convertible senior notes are considered to be potentially dilutive securities. Because the Company has reported a net loss in all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$311,873	$326,012	$321,781
International	50,175	64,243	65,508
Total revenue	$362,048	$390,255	$387,289

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

The Company adopted the new lease standard using the transition method that allowed entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (the optional transition method). The Company elected the package of transitional practical expedients, such that, for leases existing prior to the adoption of ASC 842, the Company did not need to reassess whether contracts are leases, retained historical lease classification and retained historical initial direct costs classification. The Company also elected the hindsight practical expedient to determine the lease term for existing leases.  Operating lease assets and operating lease liabilities are recognized based on the present value of minimum lease payments over the remaining lease term.  The Company uses its incremental borrowing rate based on information available when determining the lease liabilities.  Lease cost is recognized on a straight-line basis over the expected lease term.

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

Excluding the lease in Costa Rica for which the planned commencement date is April 2021, the Company has operating leases for office space, warehouse, research and development facilities and equipment. Leases with terms of 12 months or less are not recorded on the balance sheet, as the related lease expenses are recognized on a straight-line basis over the lease term.  The Company accounts for lease components (such as fixed payments) separately from nonlease components (such as common area expenses).

As of December 31, 2020, the Company has leases with remaining terms of 1 year to 4 years, some of which may include options to extend the lease term for up to 5 years.

The weighted average lease terms and discounts rates are as follows:

	December 31,
	2020	2019
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	4.32 years	5.31 years
Weighted-average discount rate	7.0%	7.0%

As of December 31, 2020, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2021	$5,073
2022	5,258
2023	5,522
2024	5,688
2025	2,399
Total lease payments	23,940
Less: Interest	(3,375)
Present value of lease liabilities	$20,565

Supplemental lease cost information are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Operating lease cost	$4,936	$4,936

Supplemental balance sheet information are as follows (in thousands):

	December 31,
	2020	2019
Operating Leases:
Operating lease assets	$18,142	$21,533

Other current liabilities	$3,876	$3,498
Long term operating lease liabilities	16,689	20,445
Total operating lease liabilities	$20,565	$23,943

Supplemental cash flow information are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,923	$3,970

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

Balance as of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$16,273	$—	$—	$16,273
Agency bonds (ii)	—	210,302	—	210,302
Commercial paper (ii)	—	277,602	—	277,602
Corporate notes (ii)	—	25,395	—	25,395
Treasury bonds (ii)	30,074	—	—	30,074
Total assets	$46,347	$513,299	$—	$559,646

Balance as of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$52,359	$—	$—	$52,359
Agency bonds (ii)	—	17,246	—	17,246
Commercial paper (ii)	—	12,449	—	12,449
Corporate notes (ii)	—	142,734	—	142,734
Total assets	$52,359	$172,429	$—	$224,788

(i)	Included in cash and cash equivalents on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets.

Convertible Senior Notes

As of December 31, 2020 and 2019, the fair value of the 1.75% convertible senior notes due 2021 was $312.8 million and $232.6 million, respectively.  As of December 31, 2020, the fair value of the 2.75% convertible senior notes due 2025 was $348.1 million. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

6. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$210,225	$79	$(2)	$210,302
Commercial paper	277,593	23	(14)	277,602
Corporate notes	25,364	40	(9)	25,395
Treasury bonds	30,064	10	—	30,074
Total securities	$543,246	$152	$(25)	$543,373

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$17,209	$37	$—	$17,246
Commercial paper	12,425	24	—	$12,449
Corporate notes	142,588	150	(4)	142,734
Total securities	$172,222	$211	$(4)	$172,429

Realized gains or losses from the sale of investments and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold was determined based on the specific identification method. The amount of realized gains and realized losses on investments for the periods presented have not been material.

The amortized costs and estimated fair values of the Company’s available-for-sale securities by contractual maturities as of December 31, 2020 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$424,364	$424,458
Amounts after one year through five years	118,882	118,915
Total investment securities	$543,246	$543,373

Inventories (in thousands)

	December 31,
	2020	2019
Raw materials	$34,405	$26,354
Finished goods	48,891	65,225
Total inventories	$83,296	$91,579

Property and Equipment, Net (in thousands)

	December 31,
	2020	2019
Laboratory equipment	$7,072	$5,733
Computer equipment and software	12,671	9,909
Furniture and fixtures	3,918	3,898
Leasehold improvements	4,289	4,226
Construction in process	3,354	1,006
Total	31,304	24,772
Less: Accumulated depreciation and amortization	(17,773)	(13,006)
Property and equipment, net	$13,531	$11,766

Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 was $4.8 million, $4.6 million and $3.9 million, respectively.

Accrued Liabilities (in thousands)

	December 31,
	2020	2019
Accrued payroll and related expenses	$30,971	$36,056
Accrued professional fees	2,101	1,633
Accrued taxes	1,191	2,353
Accrued clinical and research expenses	668	2,157
Accrued interest	1,548	243
Accrued warranty	699	1,178
Accrued other	6,127	7,346
Total accrued liabilities	$43,305	$50,966

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

In August 2020, the Company entered into a lease for approximately 35,411 square feet of space for a manufacturing facility in Costa Rica to begin in April 2021 and to last through June 2031, under which it is obligated to pay approximately $3.9 million in lease payments over the term of the lease.  The Company will classify and measure the lease on the commencement date in 2021.

See Note 4 for further discussion on Lease Accounting.

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and provides a limited one- to five-year warranty.  Activities related to warranty obligations were as follows (in thousands):

	December 31,
	2020	2019
Beginning Balance	$1,178	$1,236
Provision for warranty	2,150	1,942
Utilization	(2,629)	(2,000)
Ending Balance	$699	$1,178

Supply Agreements

The Company has entered into supply agreements with certain of the Company’s suppliers that required certain minimum annual purchase agreements.  As of December 31, 2020, the Company had no minimum annual purchase commitments. For the year ended December 31, 2019, the Company recorded a charge of $3.6 million related to the cancellation of firm purchase commitments for inventory related items.

The Company also entered into a service agreement in January 2020 for which it is committed to pay $2.5 million annually in each of the next four years.

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

Royalties paid during the years ended December 31, 2020, 2019 and 2018 were $3.1 million, $3.2 million and $3.1 million, respectively.

In November 2014, the Company issued Mayo 20,833 shares of common stock owed in connection with the IPO pursuant to the terms of the license, and recorded noncash research and development expense of $0.5 million for the fair value of the shares on the date of issuance.

In July 2017, the Company entered into a license agreement for which it is committed to pay $0.2 million over the remaining term of this license agreement, which ends in 2022.

Contingent Consideration

In February 2019, the Company entered into an agreement with a privately-held company to, among other things, provide the privately-held company financing in the form of a secured convertible note.  Through March 31, 2020, the Company has provided financing totaling $8.5 million in the form of two secured convertible notes. The agreement additionally provides the Company with the exclusive right, but not the obligation, to acquire the privately-held company.  As of December 31, 2019, the value of the secured convertible notes, measured at amortized cost, was $7.9 million, while the value of certain rights in relation to the agreement, measured at cost and monitored for impairment on an ongoing basis, was $1.0 million.  These amounts are reported in Other Assets on the Condensed Consolidated Balance Sheet.  The accretion of amortized cost is recorded in Interest Income, while any changes in value from impairment assessment are recorded in Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Income.  The Company concluded that the privately-held company is a variable interest entity; however, the Company is not the primary beneficiary as it does not retain power to direct the activities that most significantly impact its economic performance.

In April 2020, the Company elected not to exercise its option to make a further investment in the privately-held company pursuant to the agreement.  In connection with this decision, the Company no longer has the exclusive right to acquire the privately-held company.  In June 2020, the privately-held company paid off the outstanding principal and accrued interest of its secured convertible notes in full.  As a result of these two events, the Company recorded a net expense of $0.4 million in Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Income in the year ended December 31, 2020.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2020 and 2019.

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

Legal Matters

On November 28, 2016, the Company filed a lawsuit for patent infringement against Boston Scientific Corporation and Boston Scientific Neuromodulation Corporation (collectively, Boston Scientific). The lawsuit, filed in the U.S. District Court for the Northern District of California (the California Court), asserted that Boston Scientific was infringing, or would soon begin infringing, seven of the Company’s patents covering inventions relating to the Senza system and HF10 therapy. The lawsuit sought preliminary and permanent injunctive relief against further infringement as well as damages and attorney’s fees. On July 24, 2018, the California Court issued an order on claim construction and summary judgment.  In the order, the California Court ruled that six asserted method claims in three of the Company’s asserted patents were patent eligible and not invalid as indefinite.  Collectively, the asserted claims cover methods for delivering SCS therapy at frequencies between 1.5 kHz and 100 kHz.

The California Court, however, found that Boston Scientific was not currently infringing the six upheld method claims.  Specifically, the California Court found that Boston Scientific's sale of the Spectra WaveWriter systems for commercial use in the United States did not infringe the upheld method claims because Boston Scientific modified the Spectra WaveWriter systems to prevent them from being programmed to generate signals above 1.2 kHz.  With regard to the use of the Spectra WaveWriter and the Precision with MultiWave systems in patients that had completed the ACCELERATE clinical trial, the California Court found such use fell within the safe harbor provision of 35 U.S.C. § 271(e).  The California Court further held that 35 U.S.C. § 271(f) did not apply to method claims, and therefore the sale of the Precision with MultiWave systems in Europe does not infringe the upheld method claims.  The California Court also found that the asserted system claims in four of the Company's asserted patents were invalid as indefinite.  As discussed below, the California Court’s finding of invalidity was overturned by the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit).

On July 27, 2018, the parties submitted a joint statement to the California Court wherein Boston Scientific asserted that, with respect to whether any U.S. launch of a high-rate product (such as the Precision with MultiWave and Spectra WaveWriter models used in the ACCELERATE study or any other system that is programmable at any frequency in the range 1.5 to 100 kHz) was imminent, Boston Scientific had not decided whether to launch such a product; had not established a timeline for when such a decision might be made, if ever; and had not determined what frequencies would be enabled if it were to decide to launch such a product in the future. Boston Scientific further confirmed its public statements that the ACCELERATE study was extended into 2019, with an estimated study completion date between April 2019 and November 2019.  On the basis of the foregoing, the parties agreed to dismissal on ripeness grounds of the Company’s declaratory judgment claims without prejudice, each side to bear its own fees and costs as to these claims, and jointly requested that the California Court enter such a dismissal. The dismissal was thereafter entered as a court order on July 31, 2018.  The Company and Boston Scientific each appealed portions of the California Court’s July 24, 2018 ruling to the Federal Circuit.  On April 9, 2020, the Federal Circuit returned its ruling, which vacated and remanded the California Court’s judgment of invalidity.  As a result of the Federal Circuit’s ruling, the system claims invalidated by the California Court were reinstated, and thus all of the Company’s asserted claims remain valid and enforceable.  The litigation was then remanded to the California Court for further proceedings. However, on December 14, 2020, the parties agreed to the final dismissal of all remaining claims before the California Court based on Boston Scientific’s assertion to the court that it still does not have any current plans to commercially launch a high frequency SCS system in the United States.  The California Court entered the agreed upon dismissal on December 16, 2020.

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

On April 27, 2018, Boston Scientific filed a second patent lawsuit alleging patent infringement, trade secret misappropriation and tortious interference with contract (the Delaware II litigation). The lawsuit, filed in the Delaware Court, seeks unspecified damages and attorney’s fees, as well as preliminary and permanent injunctive relief against further infringement. In relation to the Delaware II litigation, the Company filed seven petitions for inter partes review at the PTAB against seven of the nine patents asserted by Boston Scientific.  In January 2020, the PTAB initiated inter partes reviews in all seven of the challenged patents in the Delaware II litigation.  As a result of those petitions, in January 2021, the PTAB invalidated all but two of the challenged Boston Scientific claims across the seven inter partes reviews. The Company also filed counterclaims against Boston Scientific, alleging patent infringement of five Nevro patents.  On June 22, 2020, the Delaware Court issued an order effectively consolidating the four Boston Scientific patents from the Delaware I litigation with the Boston Scientific trade secret misappropriation claims and Nevro’s five counterclaim patents from the Delaware II litigation.  The consolidated litigation will proceed to trial scheduled for October of 2021.  The Boston Scientific patent infringement claims of U.S. Patent No. 6,895,280 and the other patents of the Delaware II litigation have been stayed pending resolution of the inter partes reviews of the Delaware II litigation. As of this time, the Company is unable to determine an outcome or potential range of loss.

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

As of December 31, 2020, the Company did not record a liability, as an outcome or potential loss range for each of its legal matters cannot be reasonably determined.

The Company is and may from time to time continue to be involved in various legal proceedings to defend its intellectual property, including several pending European patent oppositions at the European Patent Office (EPO) initiated by the Company’s competitors Medtronic and Boston Scientific, and an entitlement action filed by Boston Scientific in Germany.  In addition, the Company is and may from time to time also be involved in various legal proceedings of a character normally incident to the ordinary course of business, such as employment matters, product liability matters, and professional liability matters, which the Company does not deem to be material to its business and consolidated financial statements at this stage.

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

Each $1,000 principal amount of the 2021 Notes will initially be convertible into 10.3770 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.37 per share, subject to adjustment upon the occurrence of specified events. The 2021 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2021 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2021 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances.  It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  During the three months ended December 31, 2020, the conditions allowing holders of the 2021 Notes to convert have been met. Further, the 2021 Notes became convertible at the option of the holders beginning on December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date.  As of December 31, 2020, the if-converted value of the 2021 Notes exceeded the principal value of those notes by $137.4 million. As a result of the 2021 Notes maturing on June 1, 2021, its net carrying amount was reclassified from long-term debt to short-term debt in the Company's condensed consolidated balance sheets during the three months ended June 30, 2020.

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

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	December 31,
	2020	2019
Principal	$172,500	$172,500
Unamortized discount	(3,182)	(10,462)
Unamortized issuance cost	(542)	(1,738)
Net carrying amount	$168,776	$160,300

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	December 31,
	2020	2019
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

2025 Notes and Convertible Note Hedge and Warrant Transactions

In April 2020, the Company issued $165.0 million aggregate principal amount of 2.75% convertible senior notes due 2025 in a registered underwritten public offering and an additional $24.8 million aggregate principal amount of such notes pursuant to underwriters’ exercise in full of their option to purchase additional 2025 Notes. The interest rates are fixed at 2.75% per annum and are payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2020.  The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million.

Each $1,000 principal amount of the 2025 Notes will initially be convertible into 9.5238 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $105.00 per share, subject to adjustment upon the occurrence of specified events. The 2025 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding October 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2025 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after October 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the three months ended December 31, 2020 the conditions allowing holders of the 2025 Notes to convert have been met. Therefore, the 2025 Notes may be converted during the three months ended March 31, 2021. As of December 31, 2020, the if-converted value of the 2025 Notes exceeded the principal value of those notes by $123.1 million.

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

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

December 31,
2020
Principal	$189,750
Unamortized discount	(43,919)
Unamortized issuance cost	(4,060)
Net carrying amount	$141,771

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

December 31,
2020
Debt discount related to value of conversion option	$49,947
Debt issuance cost	(1,607)
Net carrying amount	$48,340

The following table sets forth the interest expense recognized related to the 2021 Notes and 2025 Notes (in thousands):

	Years Ended December 31,
	2020	2019	2018
Contractual interest expense	$6,860	$3,019	$3,019
Amortization of debt discount	13,308	6,843	6,432
Amortization of debt issuance costs	1,634	1,063	943
Total interest expense	$21,802	$10,925	$10,394

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

10. Stock-Based Compensation

Common stock reserved for future issuance as of December 31, 2020 was as follows:

Shares
Outstanding stock options and restricted stock units	1,865,164
Reserved for grants of future stock options and restricted stock units	4,921,925
Reserved for employee stock purchase plan	1,397,121
Total common stock reserved for future issuance	8,184,210

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

Pursuant to the 2014 Plan, the Company granted performance based stock options to the Company’s former CEO in March 2016. This performance based stock option award was subject to the CEO’s continued service to the Company through each applicable vesting date. Upon the former CEO’s resignation from the Company in March 2019, the unvested shares subject to this award as of the separation date have been cancelled.

A summary of shares available for grant under the Stock Plans is as follows:

Shares Available
for Grant
Balance at December 31, 2017	2,466,246
Additional shares reserved	1,189,502
Shares forfeited for tax	28,107
Options and restricted stock granted	(805,653)
Options and restricted stock cancelled	102,560
Balance at December 31, 2018	2,980,762
Additional shares reserved	1,210,541
Allowance for PSU for overperformance	(277,778)
Shares forfeited for tax	38,696
Options and restricted stock granted	(1,077,178)
Options and restricted stock cancelled	527,963
Balance at December 31, 2019	3,403,006
Additional shares reserved	1,261,774
Allowance for PSU for overperformance	(43,966)
Shares forfeited for tax	62,782
Options and restricted stock granted	(341,901)
Options and restricted stock cancelled	258,486
Balance at December 31, 2020	4,600,181

A summary of stock option activity under the Stock Plans is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2017	2,559,972	$43.62	7.3	$71,120
Options granted	236,900	$47.96
Options exercised	(247,768)	$16.05		$15,468
Options cancelled	(19,364)	$44.70
Outstanding at December 31, 2018	2,529,740	$46.72	6.7	$21,866
Options granted	244,075	$56.71
Options exercised	(828,722)	$34.52		$42,695
Options cancelled	(298,908)	$66.22
Outstanding at December 31, 2019	1,646,185	$50.80	6.3	$109,870
Options exercised	(756,797)	$45.75		$62,367
Options cancelled	(76,238)	$59.38
Outstanding at December 31, 2020	813,150	$54.69	5.9	$96,286
Options exercisable as of December 31, 2020	580,551	$54.10	5.1	$69,088
Options vested, exercisable or expected to vest as of December 31, 2020	797,931	$54.67	5.9	$94,495

The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. The weighted-average grant-date fair value of options granted during the years ended December 31, 2019 and 2018 was $27.91 and $23.27 per share, respectively. No options were granted during the year ended December 31, 2020.  The total fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was approximately $6.6 million, $8.3 million and $14.0 million, respectively, based on the grant date fair value.

The options outstanding and vested under the Stock Plans by exercise price, at December 31, 2020, were as follows:

	Options Outstanding			Options Vested
		Weighted Average
		Remaining
	Number	Contractual Term	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$1.44 — $18.00	246,478	5.35	$29.61	180,476	$25.24
$32.51 — $48.44	234,728	5.94	$54.28	183,764	$55.41
$49.94 — $63.23	170,630	7.81	$65.12	75,867	$65.44
$63.39 — $76.81	141,314	4.61	$80.46	120,444	$80.96
$84.30 — $97.52	20,000	5.62	$97.52	20,000	$97.52
$1.44 — $97.52	813,150	5.92	$54.69	580,551	$54.10

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

In March 2019, the Company granted performance stock units (PSUs) to the current CEO, subject to his continued service to the company and based on the total shareholder return (the TSR) of the Company’s common stock price compared to the S&P Healthcare Equipment Select Industry Index (the Index) over a three-year period.  The number of shares to be issued upon vesting of these PSUs range from 0 to 3.5 times the target number of shares granted, depending on the Company’s performance against the targeted composite index.

In March 2020, the Company granted PSUs to certain members of the management team.  The number of shares to be issued upon vesting was based on the total shareholder return of the Company’s common stock compared to the Index, as well as certain performance criteria related to a specific financial target over a two-year performance period. For the three months ended March 31, 2020, the Company determined that the achievement status for these PSUs was not possible, and therefore did not record stock-based compensation expenses related to these grants.  During the three months ended June 30, 2020, the Company modified the performance criteria for these PSUs to reflect the changed market conditions as a result of the COVID-19 pandemic, such that the remaining performance criteria is based on total shareholder return compared to the Index.  The Company also granted PSUs that incorporated the same modified performance criteria to the Company’s Chief Executive Officer PSUs. Additional similar PSUs were issued to new members of management in the year ended December 31, 2020.

A summary of PSU and RSU activity under the Stock Plans was as follows:

	Number of	Weighted Average	Aggregate
	Restricted	Grant Date	Intrinsic Value
	Stock Units	Fair Value	(in thousands)
Outstanding at December 31, 2017	720,840	$78.26	$49,767
Restricted stock granted	568,753	$68.09
Restricted stock released	(196,274)	$77.43	$968
Restricted stock cancelled	(83,196)	$81.73
Outstanding at December 31, 2018	1,010,123	$72.41	$39,284
Restricted stock granted	833,103	$59.56
Restricted stock released	(325,839)	$70.69	$4,064
Restricted stock cancelled	(229,055)	$70.23
Outstanding at December 31, 2019	1,288,332	$64.92	$151,431
Restricted stock granted	341,901	$124.64
Restricted stock released	(395,971)	$66.42	$23,789
Restricted stock cancelled	(182,248)	$71.64
Outstanding at December 31, 2020	1,052,014	$82.60	$182,103
Restricted stock expected to vest as of December 31, 2020	965,047	$82.14	$167,050

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

A summary of ESPP activity was as follows:

	December 31,
	2020	2019	2018
Additional shares reserved	315,443	302,635	297,375
Shares issued	79,967	164,960	110,040
Shares available for future issuance	1,397,121	1,161,645	1,023,970
Employee contributions for shares issued (in thousands)	$7,513	$6,544	$5,521

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

	Years Ended December 31,
	2020	2019	2018
Stock Options:
Expected term (in years)	N/A	5.7	5.5
Expected volatility	N/A	51% — 52%	44% — 51%
Risk-free interest rate	N/A	1.4% — 2.6%	2.3% — 2.9%
Dividend Yield	N/A	0%	0%
ESPP:
Expected term (in years)	0.5	0.5	0.5
Expected volatility	39% — 68%	48% — 61%	44% — 57%
Risk-free interest rate	0.1% — 0.2%	1.6% — 2.4%	2.1% — 2.5%
Dividend Yield	0%	0%	0%

Expected Term. The expected term of stock-based awards represents the weighted-average period that the stock-based awards are expected to remain outstanding. The Company utilizes its own historical data for the calculation of expected term.

Expected Volatility. The Company incorporates its own stock trading volatility with those of its peer group for the calculation of volatility.  In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size.

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

In 2019, the Company granted PSUs to its current CEO that only vest based on the total shareholder return (TSR) of the Company common stock price relative to that of the Index.

In 2020, the Company PSUs to the CEO and other members of its management team that vest based on the total shareholder return of the Company common stock price relative to that of the Index.

The company estimates the grant-date fair value of these PSUs based on the Monte Carlo simulation model and records the related stock-based compensation over the period for which the TSR is measured against the Index, which is generally two to three years. The use of the Monte Carlo simulation model requires the input the following assumptions:

	Years Ended December 31,
	2020	2019
Index volatility	44% — 51%	36%
Company volatility	57% — 59%	45%
Risk-free interest rate	0.1% — 0.2%	2.4%
Correlation with index	0.38 — 0.41	0.28
Dividend Yield	0%	0%

A summary of stock-based compensation expense by line items in the consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of revenue	$2,433	$3,061	$2,656
Research and development	6,141	6,323	5,871
Sales, general and administrative	34,081	32,313	28,110
Total stock-based compensation expense	$42,655	$41,697	$36,637

A summary of pre-tax stock-based compensation expense by category was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Stock options	$6,289	$10,312	$13,765
Restricted stock units	33,671	28,845	21,006
Employee stock purchase plan	2,695	2,540	1,866
Total stock-based compensation expense	$42,655	$41,697	$36,637

As of December 31, 2020, total stock-based compensation expense not yet recognized, net of estimated forfeitures, are as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization Period
	(in thousands)	(in years)
Stock options	$6,727	2.0
Restricted stock units	63,361	2.0
Employee stock purchase plan	1,145	0.4

11. Income Taxes

The components of the Company’s income / (loss) before income taxes were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Domestic	$(83,893)	$(106,010)	$(52,755)
Foreign	1,696	3,923	4,318
Total loss before income taxes	$(82,197)	$(102,087)	$(48,437)

The components of the expense / (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$(103)	$—
State	188	187	220
Foreign	656	1,644	1,477
Total current income tax expense / (benefit)	844	1,728	1,697

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	24	(129)	(929)
Total deferred income tax expense / (benefit)	24	(129)	(929)

Total income tax expense / (benefit)	$868	$1,599	$768

Income tax expense differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended December 31,
	2020	2019	2018
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	(0.2)%	(0.1)%	(0.4)%
Foreign rate differential	(0.4)%	(0.7)%	(1.0)%
Tax credits	1.4%	3.0%	2.8%
Stock-based compensation	9.8%	3.8%	2.0%
Change in valuation allowance	(33.6)%	(26.4)%	(21.2)%
Other	0.9%	(2.2)%	(4.9)%
Total	(1.1)%	(1.6)%	(1.7)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
	(in thousands)
Net operating loss carryforwards	$127,347	$94,680
Tax credits	18,919	17,095
Depreciation	662	463
Stock-based compensation	7,390	9,372
Accruals and reserves	9,531	9,569
Right of use asset	5,055	5,887
Other	869	1,096
Gross deferred tax assets	169,773	138,162
Valuation allowance	(164,278)	(131,807)
Deferred tax assets	5,495	6,355

Lease liabilities	(4,459)	(5,294)
Deferred tax liabilities	(4,459)	(5,294)

Net deferred tax assets	$1,036	$1,061

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, substantially all of the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $32.5 million and $31.1 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had federal net operating loss carryforwards (NOLs) of approximately $497.5 million, of which $238.5 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the 2017 Tax Act, as well as state NOLs of approximately $272.8 million, of which $41.5 million may be carried forward indefinitely. If not utilized, the remaining federal NOLs will begin to expire in 2026, and the remaining state NOLs will begin to expire in 2021.

As of December 31, 2020, the Company had research and development credit carryforwards of approximately $15.2 million and $10.2 million for federal and California state income tax purposes, respectively. The federal credit carryforward begins expiring in 2026, and the state credits carry forward indefinitely.

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

The Company had unrecognized tax benefits (UTBs) of approximately $8.2 million as of December 31, 2020. The following table summarizes the activity related to UTBs (in thousands):

Balance at December 31, 2017	$4,233
Increases related to current year tax provisions	893
Increases related to prior year tax provisions	80
Decreases related to prior year tax provisions	(6)
Balance at December 31, 2018	5,200
Increases related to current year tax provisions	1,611
Increases related to prior year tax provisions	572
Decreases related to prior year tax provisions	—
Balance at December 31, 2019	7,383
Increases related to current year tax provisions	891
Increases related to prior year tax provisions	—
Decreases related to prior year tax provisions	(54)
Balance at December 31, 2020	$8,220

If these UTBs were recognized, approximately $8.2 million would affect the effective tax rate before consideration of the valuation allowance. The Company files U.S. federal and state income tax and foreign income tax returns with varying statutes of limitations. The Company’s U.S. federal and the majority of state tax years from inception in 2006 onward will remain open to examination due to the carryover of the unused NOLs and tax credits. The Company does not have any material active tax audits or other proceedings pending, and believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months.

In accordance with ASC 740, Income Taxes, the Company is classifying interest and penalties as a component of tax expense. There was $0.1 million of interest and penalties accrued at each of December 31, 2020 and 2019.  There was no interest or penalties accrued at December 31, 2018.

12. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended December 31,
	2020	2019	2018
Net loss	$(83,065)	$(103,686)	$(49,205)
Weighted average shares used to compute basic and diluted net loss per share	33,677,641	30,803,872	30,051,961
Net loss per share, basic and diluted	$(2.47)	$(3.37)	$(1.64)

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. The conversion spread for the Company’s outstanding convertible senior notes will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $96.37 per share for the 2021 Notes and $105.00 for the 2025 Notes. Although this condition was met in the three months ended December 31, 2020, the Company excluded the potential shares issuable upon conversion of the 2021 Notes and 2025 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive due to the net loss position of the Company during this period. In connection with the issuance of the 2021 Notes and 2025 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2021 Notes and 2025 Notes. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding:

	December 31,
	2020	2019	2018
Unreleased restricted stock	1,052,014	1,288,332	1,010,123
Options to purchase common stock	813,150	1,646,185	2,529,740
Convertible senior notes	3,597,174	1,790,033	1,790,033
Warrants related to the issuance of convertible senior notes	3,597,174	1,790,033	1,790,033
Total	9,059,512	6,514,583	7,119,929

.

13. Employee Benefit Plan.

In 2007, the Company adopted a 401(K) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.  In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  For the years ended December 31, 2020, 2019 and 2018, the Company recorded expenses of $2.6 million, $3.1 million and $2.5 million for matching contributions, respectively.

14. Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
	(in thousands, except per share data)
Total revenue	$109,731	$108,460	$56,390	$87,467
Gross profit	$78,028	$76,077	$35,250	$60,547
Loss from operations	$(875)	$(3,549)	$(35,361)	$(23,067)
Net loss	$(7,129)	$(9,985)	$(41,063)	$(24,888)
Net loss per share, basic and diluted	$(0.21)	$(0.29)	$(1.21)	$(0.78)
Shares used in computing net loss per common share, basic and diluted	34,509,133	34,356,936	33,988,082	31,839,812

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
	(in thousands, except per share data)
Total revenue	$114,374	$100,162	$93,571	$82,148
Gross profit	$81,258	$69,940	$63,943	$53,209
Loss from operations	$(11,681)	$(15,984)	$(26,560)	$(42,254)
Net loss	$(13,742)	$(17,847)	$(28,021)	$(44,076)
Net loss per share, basic and diluted	$(0.44)	$(0.58)	$(0.91)	$(1.45)
Shares used in computing net loss per common share, basic and diluted	31,233,416	30,929,938	30,677,567	30,363,623

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management assessed our internal control over financial reporting as of December 31, 2020, the end of the period covered by this Annual Report. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Significant Employee and Non-Employee Directors of the Registrant

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2021 Annual Meeting of Stockholders (or the Proxy Statement).

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

3.	Exhibits

See Exhibit Index below.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	11/12/2014	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	5/24/2019	3.1

3.2	Amended and Restated Bylaws of Nevro Corp.	8-K	11/12/2014	3.1

3.2(b)	Amendment to Amended and Restated Bylaws of Nevro Corp.	8-K	5/24/2019	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

4.6	Second Supplemental Indenture, dated as of April 6, 2020, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.7	Form of 2.75% Convertible Senior Note Due 2025 (included in Exhibit 4.6).	8-K	4/7/2020	4.3

4.8	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2020	4.6

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.1†	Amended and Restated License Agreement, dated October 2, 2006, by and among the Company and Mayo Foundation for Medical Education and Research, Venturi Group, LLC.	S-1/A	10/15/2014	10.1

10.2(a)†	Stellar Manufacturing Agreement, dated as of July 1, 2009, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(a)

10.2(b)†	First Amendment to Stellar Manufacturing Agreement, dated as of July 1, 2014, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(b)

10.2(c)†	Second Amendment to Stellar Manufacturing Agreement, dated as of January 28, 2016, by and between the Company and Stellar Technologies, Inc.	10-K	2/29/2016	10.2(c)

10.3(a)†	Supply Agreement, dated as of July 23, 2014 by and between the Company and Pro-Tech Design and Manufacturing, Inc.	S-1/A	10/15/2014	10.3

10.3(b)†	Amendment to Supply Agreement, effective as of July 23, 2019, by and between the Company and Pro-Tech Design and Manufacturing, Inc.	10-Q	8/5/2020	10.4

10.4(a)†	Supply Agreement, dated April 1, 2012, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(a)

10.4(b)†	Amendment to Supply Agreement, dated as of March 20, 2013, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(b)

10.4(c)†	Assignment, Assumption and Amendment to Supply Agreement, effective as of December 31, 2019, by and between the Company, Greatbatch Ltd. and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-Q	5/5/2020	10.10

10.5(a)†	Product Supply and Development Agreement, dated as of April 15, 2009, by and between the Company and EaglePicher Medical Power LLC.	S-1/A	10/15/2014	10.5

10.5(b)†	First Amendment to the Product Supply and Development Agreement, dated as of March 4, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	3/18/2015	10.5(b)

10.5(c)†	Second Amendment to the Product Supply and Development Agreement, dated as of October 23, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	2/29/2016	10.5(c)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.5(d)	Third Amendment to the Product Supply and Development Agreement, dated as of September 15, 2017, by and between the Company and EaglePicher Medical Power LLC.	10-Q	11/6/2017	10.1

10.6(a)	Amended and Restated Registration Rights Agreement, dated February 8, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(a)

10.6(b)	Amendment to Amended and Restated Registration Rights Agreement, dated March 5, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(b)

10.6(c)	Second Amendment to Amended and Restated Registration Rights Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.6(c)

10.7(a)	Multi-Tenant Space Lease, dated as of March 15, 2010, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(a)

10.7(b)	First Amendment to Lease, dated as of October 18, 2012, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(b)

10.7(c)	Second Amendment to Lease, dated as of February 18, 2015, by and between Deerfield Campbell LLC and the Company.	10-K	3/18/2015	10.7(c)

10.8(a)#	Nevro Corp. 2007 Stock Incentive Plan, as amended as of March 5, 2013.	S-1	10/03/2014	10.8(a)

10.8(b)#	Form of Incentive Stock Option Agreement (ISO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(b)

10.8(c)#	Form of Non-Incentive Stock Option Agreement (NSO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(c)

10.8(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(d)

10.9(a)#	Nevro Corp. 2014 Equity Incentive Award Plan.	S-8	11/12/2014	99.2(a)

10.9(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(b)

10.9(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(c)

10.9(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(d)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.9(e)#	Form of Performance Stock Award Agreement and Performance Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	10-Q	5/5/2020	10.1

10.10#	Nevro Corp. 2014 Employee Stock Purchase Plan.	S-8	11/12/2014	99.3

10.11#	Form of Indemnification Agreement for directors and officers.	S-1/A	10/10/2014	10.11

10.12#	Amended and Restated Company Bonus Plan.	10-Q	5/7/2018	10.1

10.12(b)#	Second Amended and Restated Company Bonus Plan.	10-Q	8/5/2020	10.1

10.13#	Nevro Corp. Non-Employee Director Compensation Program, as amended.	10-Q	8/8/2019	10.2

10.14#	Employment Agreement by and between D. Keith Grossman and the Company, effective as of March 19, 2019.	10-Q	5/9/2019	10.1

10.15#	Offer Letter, dated as of May 5, 2020, by and between Roderick H. MacLeod and the Company.	10-Q	8/5/2020	10.2

10.16(a)	Amended and Restated Stockholders’ Agreement, dated February 8, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(a)

10.16(b)	Amendment to Amended and Restated Stockholders’ Agreement, dated March 5, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(b)

10.16(c)	Second Amendment to Amended and Restated Stockholders’ Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.18(c)

10.17(a)#	Form of Amended and Restated Change in Control Severance Agreement for certain executive officers.	10-Q	5/9/2016	10.4

10.17(b)#	Amended and Restated Change in Control Severance Agreement, dated as of July 22, 2019, by and between Patrick Schmitz and the Company.	10-Q	11/6/2019	10.3

10.17(c)#	Amended and Restated Change in Control Severance Agreement, dated as of August 3, 2016, by and between Christofer Christoforou and the Company.	10-K	2/22/2018	10.18(e)

10.17(d)#	Amended and Restated Change in Control Severance Agreement, dated as of July 22, 2019, by and between Kashif Rashid and the Company.	10-Q	11/6/2019	10.2

10.17(e)#	Change in Control Severance Agreement, dated as of September 16, 2019, by and between Niamh Pellegrini and the Company.	10-K	2/25/2020	10.18(g)

10.17(f)#	Change in Control Severance Agreement, dated as of June 15, 2020, by and between Roderick H. MacLeod and the Company.	10-Q	8/5/2020	10.3

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.18(a)†	Supply Agreement, dated March 13, 2015, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K/A	5/29/2015	10.22

10.18(b)†	Supply Agreement, effective as of November 11, 2016, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K	2/23/2017	10.22(b)

10.18(c)†	First Amendment to Supply Agreement, effective as of April 30, 2019, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-Q	8/8/2019	10.3

10.19(a)	Lease Agreement, dated as of March 5, 2015, by and between the Company and Westport Office Park, LLC.	10-K	3/18/2015	10.23

10.19(b)	First Amendment to Lease, effective as of December 9, 2016, by and between the Company and Westport Office Park, LLC.	10-K	2/23/2017	10.23(b)

10.19(c)	Second Amendment to Lease, effective as of April 13, 2017, by and between the Company and Westport Office Park, LLC.	10-Q	8/7/2017	10.1

10.19(d)	Third Amendment to Lease, effective as of December 6, 2017, by and between the Company and Westport Office Park, LLC.	10-K	2/22/2018	10.21(d)

10.20#	Transition and Separation Agreement, dated as of January 7, 2020, by and between the Company and Doug Alleavitch.	10-K	2/25/2020	10.21(b)

10.21(a)†	Manufacturing and Supply Agreement, dated as of December 18, 2015, by and between the Company and Vention Medical Design and Development, Inc.	10-K	2/29/2016	10.25

10.21(b)†	First Amendment to the Manufacturing and Supply Agreement, dated as of September 30, 2017, by and between the Company and Vention Medical Design and Development, Inc.	10-Q	11/6/2017	10.2

10.21(c)†	Second Amendment to the Manufacturing and Supply Agreement, dated April 2018, by and between the Company and Nordson MEDICAL Design and Development, Inc., fka Vention Medical Design and Development, Inc.	10-Q	8/2/2018	10.2

10.22	Settlement Agreement, dated March 19, 2019, by and among Broadfin Capital, LLC and certain of its affiliates named therein and the Company.	8-K	3/20/2019	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.23	Letter Agreement, dated June 7, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.1

10.24	Letter Agreement, dated June 7, 2016, between Bank of America, N.A. and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.2

10.25	Letter Agreement, dated June 7, 2016, between Goldman, Sachs & Co. and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.3

10.26	Letter Agreement, dated June 7, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.4

10.27	Letter Agreement, dated June 7, 2016, between Bank of America, N.A. and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.5

10.28	Letter Agreement, dated June 7, 2016, between Goldman, Sachs & Co. and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.6

10.29	Letter Agreement, dated June 8, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.7

10.30	Letter Agreement, dated June 8, 2016, between Bank of America, N.A. and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.8

10.31	Letter Agreement, dated June 8, 2016, between Goldman, Sachs & Co. and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.9

10.32	Letter Agreement, dated June 8, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.10

10.33	Letter Agreement, dated June 8, 2016, between Bank of America, N.A. and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.11

10.34	Letter Agreement, dated June 8, 2016, between Goldman, Sachs & Co. and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.12

10.35	Letter Agreement, dated April 1, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Base Warrants.	8-K	4/7/2020	10.1

10.36	Letter Agreement, dated April 1, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Base Call Option Transaction.	8-K	4/7/2020	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.37	Letter Agreement, dated April 1, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Base Warrants.	8-K	4/7/2020	10.3

10.38	Letter Agreement, dated April 1, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Base Call Option Transaction.	8-K	4/7/2020	10.4

10.39	Letter Agreement, dated April 2, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Additional Call Option Transaction.	8-K	4/7/2020	10.5

10.40	Letter Agreement, dated April 2, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Additional Warrants.	8-K	4/7/2020	10.6

10.41	Letter Agreement, dated April 2, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Additional Call Option Transaction.	8-K	4/7/2020	10.7

10.42	Letter Agreement, dated April 2, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Additional Warrants.	8-K	4/7/2020	10.8

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.
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

February 24, 2021:

NEVRO CORP.

By:	/s/ D. Keith Grossman
D. Keith Grossman President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of D. Keith Grossman and Roderick H. MacLeod his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. KEITH GROSSMAN	Chief Executive Officer	February 24, 2021
D. Keith Grossman	(Principal Executive Officer)

/s/ RODERICK H. MACLEOD	Chief Financial Officer	February 24, 2021
Roderick H. MacLeod	(Principal Financial and Accounting Officer)

/s/ MICHAEL DEMANE	Lead Director	February 24, 2021
Michael DeMane

/s/ FRANK FISCHER	Director	February 24, 2021
Frank Fischer

/s/ SHAWN T MCCORMICK	Director	February 24, 2021
Shawn T McCormick

/s/ KEVIN O’BOYLE	Director	February 24, 2021
Kevin O’Boyle

/s/ KAREN PRANGE	Director	February 24, 2021
Karen Prange

/s/ SUSAN E. SIEGEL	Director	February 24, 2021
Susan E. Siegel

Signature	Title	Date

/s/ BRAD H. VALE	Director	February 24, 2021
Brad H. Vale, Ph.D., D.V.M

/s/ ELIZABETH WEATHERMAN	Director	February 24, 2021
Elizabeth Weatherman