Form 10-Q
period 2021-03-31
NEVRO CORP
filed 2021-05-05
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 28, 2021, there were 34,775,700 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$86,537	$44,597
Short-term investments	489,897	543,373
Accounts receivable, net of allowance for doubtful accounts of $2,140 and $3,000 at March 31, 2021 and December 31, 2020, respectively	66,148	77,667
Inventories	85,813	83,296
Prepaid expenses and other current assets	10,324	4,173
Total current assets	738,719	753,106
Property and equipment, net	15,305	13,531
Operating lease assets	17,256	18,142
Other assets	3,786	4,043
Restricted cash	606	606
Total assets	$775,672	$789,428
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$29,059	$23,109
Accrued liabilities	42,238	43,305
Short-term debt	170,996	168,776
Other current liabilities	4,066	3,975
Total current liabilities	246,359	239,165
Long-term debt	144,038	141,771
Long-term operating lease liabilities	15,699	16,689
Other long-term liabilities	3,371	3,343
Total liabilities	409,467	400,968
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; zero shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at March 31, 2021 and December 31, 2020; 34,692,719 and 34,583,064 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	35	35
Additional paid-in capital	888,425	880,660
Accumulated other comprehensive income (loss)	139	598
Accumulated deficit	(522,394)	(492,833)
Total stockholders’ equity	366,205	388,460
Total liabilities and stockholders’ equity	$775,672	$789,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$88,610	$87,467
Cost of revenue	26,316	26,920
Gross profit	62,294	60,547
Operating expenses
Research and development	11,534	12,212
Sales, general and administrative	73,272	71,402
Total operating expenses	84,806	83,614
Loss from operations	(22,512)	(23,067)
Interest income	297	1,264
Interest expense	(6,547)	(2,826)
Other income (expense), net	(457)	47
Loss before income taxes	(29,219)	(24,582)
Provision for income taxes	342	306
Net loss	(29,561)	(24,888)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(312)	(829)
Changes in unrealized gains on short-term investments, net	(147)	(215)
Net change in other comprehensive loss	(459)	(1,044)
Comprehensive loss	$(30,020)	$(25,932)
Net loss per share, basic and diluted	$(0.85)	$(0.78)
Weighted average number of common shares used to compute basic and diluted net loss per share	34,633,749	31,839,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three months ended March 31, 2021

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	34,583,064	$35	$880,660	$(492,833)	$598	$388,460
Exercise of common stock options	28,152	—	1,331	—	—	1,331
Issuance of common stock upon release of restricted stock units	99,389	—	—	—	—	—
Shares withheld for tax obligations	(17,886)	—	(2,801)	—	—	(2,801)
Stock based compensation	—	—	9,235	—	—	9,235
Net loss	—	—	—	(29,561)	—	(29,561)
Other comprehensive loss	—	—	—	—	(459)	(459)
Balances at March 31, 2021	34,692,719	$35	$888,425	$(522,394)	$139	$366,205

For the three months ended March 31, 2020

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2019	31,544,361	$32	$626,401	$(409,768)	$(313)	$216,352
Exercise of common stock options	390,476	—	17,364	—	—	17,364
Issuance of common stock upon release of restricted stock units	99,790	—	—	—	—	—
Shares withheld for tax obligations	(11,055)	—	(1,187)	—	—	(1,187)
Stock based compensation	—	—	8,483	—	—	8,483
Net loss	—	—	—	(24,888)	—	(24,888)
Other comprehensive loss	—	—	—	—	(1,044)	(1,044)
Balances at March 31, 2020	32,023,572	$32	$651,061	$(434,656)	$(1,357)	$215,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(29,561)	$(24,888)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,101	1,296
Amortization of operating lease assets	886	826
Stock-based compensation expense	9,237	8,489
Accretion of discount on short-term investments	435	(121)
Provision for doubtful accounts	(831)	583
Write-down of inventory	1,545	432
Non-cash interest expense	4,487	2,071
Unrealized (gains) losses on foreign currency transactions	1,330	(126)
Changes in operating assets and liabilities
Accounts receivable	12,141	16,912
Inventories	(5,639)	(1,863)
Prepaid expenses and other current assets	(6,153)	1,436
Other assets	253	(238)
Accounts payable	5,871	4,728
Accrued liabilities	(1,011)	(13,937)
Other long-term liabilities	(962)	(781)
Net cash used in operating activities	(6,871)	(5,181)
Cash flows from investing activities
Purchases of short-term investments	(147,658)	(21,851)
Proceeds from maturity of short-term investments	200,555	82,975
Purchases of property and equipment	(2,555)	(830)
Net cash provided by (used in) investing activities	50,342	60,294
Cash flows from financing activities
Minimum tax withholding paid on behalf of employees for net share settlement	(2,801)	(1,187)
Proceeds from issuance of common stock to employees	1,331	17,365
Net cash provided by financing activities	(1,470)	16,178
Effect of exchange rate changes on cash and cash equivalents	(61)	(368)
Net increase (decrease) in cash, cash equivalents and restricted cash	41,940	70,923
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	45,203	66,329
Cash, cash equivalents and restricted cash at end of period	$87,143	$137,252
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$1,170	$159

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

Since inception, the Company has cumulatively incurred net losses and negative cash flows from operations. During the year ended December 31, 2020, the Company incurred a net loss of $83.1 million and had cash provided by operations of $1.2 million. For the three months ended March 31, 2021, the Company incurred a net loss of $29.6 million and used $6.9 million of cash in operations. At March 31, 2021 and December 31, 2020, the Company had an accumulated deficit of $522.4 million and $492.8 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due 2021 (2021 Notes).  Additionally, in April 2020, the Company issued a total of $189.8 million aggregate principal amount of convertible senior notes due 2025 (2025 Notes).  The total net proceeds from this debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million. Concurrent with this debt offering, the Company also completed an underwritten public offering for 1,868,750 shares of its common stock, from which the Company received cash proceeds of $147.1 million, net of underwriting discounts and commissions and offering costs. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 24, 2021. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2021, and the results of its operations and cash flows for the three months ended March 31, 2021 and 2020. All such adjustments are of a normal and recurring nature. The interim financial data as of March 31, 2021 is not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in the Annual Report.

Other Risks and Uncertainties

The Company is subject to risks related to the public health crises such as the global pandemic associated with COVID-19, which has spread to most countries and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations and revenues and overall financial condition by decreasing the number of Senza system procedures performed. Through March 31, 2021, the number of Senza system procedures performed, similar to other elective surgical procedures, has decreased as health care organizations globally have prioritized the treatment of patients with COVID-19 and as governments imposed restrictions on the performance of elective procedures. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic. These measures and challenges may continue for the duration of the pandemic, which is uncertain, and may reduce our revenue while the pandemic continues.

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

	Three Months Ended
	March 31,
	2021	2020
United States	84%	86%

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

	Three Months Ended
	March 31,
	2021	2020
Net unrealized foreign currency gain (loss)	$(1,452)	$215
Net realized foreign currency gain (loss)	1,002	(150)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States and is in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended March 31, 2021 and December 31, 2020.  The Company also held cash in foreign banks of approximately $6.9 million at March 31, 2021 and $17.6 million at December 31, 2020 that was not insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

During the three months ended March 31, 2021 and 2020, no single customer accounted for 10% or more of the Company’s revenue. As of March 31, 2021 and December 31, 2020, no single customer accounted for 10% or more of the accounts receivable balance.

Allowance for Doubtful Accounts

The Company makes estimates of the collectability of accounts receivable.  In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  For the three months ended March 31, 2021, the Company recognized a recovery of bad debt expense of $0.1 million. For the three months ended March 31, 2020, the Company recognized bad debt expenses of $0.6 million.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material effect on the condensed consolidated financial statements.

Accounting Pronouncements Not Yet Effective

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

As of March 31, 2021, the Company has leases with remaining terms of less than 1 years to 5 years, some of which may include options to extend the lease term for up to 5 years.

The weighted average lease terms and discounts rates are as follows:

	March 31, 2021	December 31, 2020
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	4.07 years	4.32 years
Weighted-average discount rate	7.0%	7.0%

As of March 31, 2021, the maturity of lease liabilities are as follows (in thousands), excluding the lease in Costa Rica for which the planned commencement date is April 2021:

Operating Leases
2021, remaining months	$3,826
2022	5,258
2023	5,522
2024	5,688
2025	2,399
Total lease payments	22,693
Less: Interest	(3,027)
Present value of lease liabilities	$19,666

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost	$1,234	$1,234

Supplemental balance sheet information are as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating Leases:
Operating lease assets	$17,256	$18,142

Other current liabilities	$3,967	$3,876
Long term operating lease liabilities	15,699	16,689
Total operating lease liabilities	$19,666	$20,565

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,248	$1,210

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

Cash Equivalents and Short-Term Investments

The Company’s cash equivalents are comprised of investments in money market funds that are classified as Level 1 of the fair value hierarchy. The Company’s money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.  The Company’s short-term investments are comprised of agency bonds, commercial paper, corporate notes and treasury bonds. All short-term investments have been classified within Level 1 or Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry-standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Balance as of March 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$22,875	$—	$—	$22,875
Agency bonds (iii)	—	180,404	—	180,404
Commercial paper (ii)	—	281,611	—	281,611
Corporate notes (iii)	—	32,285	—	32,285
Treasury bonds (iii)	40,090	—	—	40,090
Total assets	$62,965	$494,300	$—	$557,265

Balance as of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$16,273	$—	$—	$16,273
Agency bonds (iii)	—	210,302	—	210,302
Commercial paper (iii)	—	277,602	—	277,602
Corporate notes (iii)	—	25,395	—	25,395
Treasury bonds (iii)	30,074	—	—	30,074
Total assets	$46,347	$513,299	$—	$559,646

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.
(iii)	Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of March 31, 2021 and December 31, 2020, the fair value of the 1.75% convertible senior notes due 2021 was $254.5 million and $312.8 million, respectively.  As of March 31, 2021 and December 31, 2020, the fair value of the 2.75% convertible senior notes due 2025 was $290.9 million and $348.1 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7).

5. Balance Sheet Components

Cash and Cash Equivalents

 The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $22.9 million and $16.3 million as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, the Company’s

cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$180,339	$65	$—	$180,404
Commercial paper (i)	281,628	4	(21)	281,611
Corporate notes	32,368	—	(83)	32,285
Treasury bonds	40,075	15	—	40,090
Total securities	$534,410	$84	$(104)	$534,390

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$210,225	$79	$(2)	$210,302
Commercial paper	277,593	23	(14)	277,602
Corporate notes	25,364	40	(9)	25,395
Treasury bonds	30,064	10	—	30,074
Total securities	$543,246	$152	$(25)	$543,373

(i)	Includes $44.5 million of commercial paper that is classified as cash and cash equivalents on the condensed consolidated balance sheets.

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of March 31, 2021 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$495,416	$495,384
Amounts maturing after one year through five years	38,994	39,006
Total investment securities	$534,410	$534,390

Inventories (in thousands)

	March 31,	December 31,
	2021	2020
Raw materials	$33,719	$34,405
Finished goods	52,094	48,891
Total inventories	$85,813	$83,296

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write-down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total write-downs of $1.5 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.  The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

Property and Equipment, Net (in thousands)

	March 31,	December 31,
	2021	2020
Laboratory equipment	$7,657	$7,072
Computer equipment and software	13,757	12,671
Furniture and fixtures	3,918	3,918
Leasehold improvements	4,289	4,289
Construction in process	4,559	3,354
Total	34,180	31,304
Less: Accumulated depreciation and amortization	(18,875)	(17,773)
Property and equipment, net	$15,305	$13,531

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Depreciation and amortization expense	$1,101	$1,296

Accrued Liabilities (in thousands)

	March 31,	December 31,
	2021	2020
Accrued payroll and related expenses	$26,417	$30,971
Accrued professional fees	4,964	2,101
Accrued taxes	917	1,191
Accrued clinical and research expenses	483	668
Accrued interest	3,607	1,548
Accrued warranty	851	699
Accrued other	4,999	6,127
Total accrued liabilities	$42,238	$43,305

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

	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$699	$1,178
Provision for warranty	695	432
Utilization	(543)	(418)
Ending balance	$851	$1,192

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

The Company’s obligation to pay royalties ends on the last day of the fifth calendar year after the year for which the first commercial sales occurred within a country. As such, the Company’s royalty obligations related to the geographies into which it currently sells ended on December 31, 2020. The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Royalty expense	$—	$744

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at March 31, 2021 and December 31, 2020.

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

Legal Matters

Boston Scientific Litigations

On November 28, 2016, the Company filed a lawsuit for patent infringement against Boston Scientific Corporation and Boston Scientific Neuromodulation Corporation (collectively, Boston Scientific). The lawsuit, filed in the U.S. District Court for the Northern District of California (the California Court), asserted that Boston Scientific was infringing, or would soon begin infringing, seven of the Company’s patents covering inventions relating to the Senza system and HF10 therapy. Shortly after the Company filed this lawsuit in 2016, Boston Scientific cancelled its original launch plan and modified its SCS system to avoid infringing the asserted patents. On July 24, 2018, the California Court issued an order on claim construction and summary judgment.  In the order, the California Court ruled that six asserted method claims in three of the Company’s asserted patents were patent eligible and not invalid as indefinite.  Collectively, the asserted claims cover methods for delivering SCS therapy at frequencies between 1.5 kHz and 100 kHz.

The California Court, however, found that Boston Scientific was not currently infringing the six upheld method claims because Boston Scientific cancelled its original launch plans and ultimately never practiced the asserted method claims in the United States.  Specifically, the California Court found that Boston Scientific's sale of the Spectra WaveWriter systems for commercial use in the United States did not infringe the upheld method claims because Boston Scientific modified the Spectra WaveWriter systems to prevent them from being programmed to generate signals above 1.2 kHz.  With regard to the use of the Spectra WaveWriter and the Precision with MultiWave systems in patients that had completed the ACCELERATE clinical trial, the California Court found such use fell within the safe harbor provision of 35 U.S.C. § 271(e).  The California Court further held that 35 U.S.C. § 271(f) did not apply to method claims, and therefore the sale of the Precision with MultiWave systems in Europe does not infringe the upheld method claims.  The California Court also found that the asserted system claims in four of the Company's asserted patents were invalid as indefinite.  As discussed below, the California Court’s finding of invalidity was overturned by the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit).

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

On February 23, 2021, the Company filed a patent infringement lawsuit against Boston Scientific alleging that its January 2021 launch of the WaveWriter Alpha™ SCS System infringes five of the Company’s patents covering spinal cord stimulation technology related to delivering paresthesia-free therapy at frequencies below 1,200 Hz.  The lawsuit, filed in the U.S. District Court for the District of Delaware (the Delaware III litigation), seeks unspecified damages and attorney’s fees, as well as preliminary and/or permanent injunctive relief against further infringement.

Stimwave Litigation

On February 14, 2019, the Company filed a lawsuit for patent infringement against Stimwave Technologies, Inc. (Stimwave) in the Delaware Court asserting that Stimwave was infringing the Company’s patents covering inventions related to its HF10 therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  In relation to this lawsuit, on July 24, 2019, the Delaware Court granted Nevro's motion for preliminary injunction, and issued an order barring Stimwave, and all affiliated persons and entities, from infringing patent claims covering frequencies between 3 kHz and 10 kHz. On February 27, 2020, the Company and Stimwave entered into a Settlement Agreement, in which Stimwave agreed to cease commercialization of all high frequency spinal cord stimulation systems worldwide.  Stimwave also agreed to entry of a permanent injunction in the Delaware Court, under which Stimwave’s products will not deliver spinal cord stimulation therapy that includes pulse frequencies between 1,500 Hz and 100,000 Hz. The permanent injunction was filed with the Delaware Court and entered on March 2, 2020.  After the Delaware Court entered the permanent injunction, the case (including Stimwave’s appeal of the preliminary injunction order) were dismissed.  As part of the permanent injunction filing, Stimwave acknowledged the validity of the patents Nevro asserted in the litigation.  Per Nevro's request, the permanent injunction order does not enjoin Stimwave from providing follow-

up care and programming for any patients who were already programmed with high frequency therapy in the United States prior to March 6, 2020, and in the rest of the world prior to April 30, 2020.

Nalu Litigation

On February 28, 2020, the Company filed a lawsuit in the Delaware Court for patent infringement against Nalu Medical, Inc. (Nalu) asserting that Nalu is infringing the Company’s patents covering inventions related to its HF10 therapy and the Senza system.

As of March 31, 2021, the Company did not record a liability, as an outcome or potential loss range cannot be reasonably determined for the aforementioned legal matters.

The Company is and may from time to time continue to be involved in various legal proceedings to defend its intellectual property, including several pending European patent oppositions at the European Patent Office (EPO) initiated by the Company’s competitors Medtronic and Boston Scientific, and an entitlement action filed by Boston Scientific in Germany.  In addition, the Company is and may from time to time also be involved in various legal proceedings of a character normally incident to the ordinary course of business, such as employment matters, product liability matters, and professional liability matters, which the Company does not deem to be material to its business and condensed consolidated financial statements at this stage.

7. Debt

2021 Notes and Convertible Note Hedge and Warrant Transactions

During the three months ended March 31, 2021 the conditions allowing holders of the 2021 Notes to convert have been met. Further, the 2021 Notes became convertible at the option of the holders beginning on December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date. As of March 31, 2021, the if-converted value of the 2021 Notes exceeded the principal value of those notes by $77.2 million. As a result of the 2021 Notes maturing on June 1, 2021, its net carrying amount was reclassified from long-term debt to short-term debt in the Company's condensed consolidated balance sheets during the three months ended June 30, 2020.

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

	March 31,	December 31,
	2021	2020
Principal	$172,500	$172,500
Unamortized discount	(1,285)	(3,182)
Unamortized issuance cost	(219)	(542)
Net carrying amount	$170,996	$168,776

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

	March 31,	December 31,
	2021	2020
Debt discount related to value of conversion option	$32,945	$32,945
Debt issuance cost	(1,179)	(1,179)
Net carrying amount	$31,766	$31,766

2025 Notes and Convertible Note Hedge and Warrant Transactions

During the three months ended March 31, 2021 the conditions allowing holders of the 2025 Notes to convert have been met. Therefore, the 2025 Notes may be converted during the three months ended June 30, 2021. As of March 31, 2021, the if-converted value of the 2025 Notes exceeded the principal value of those notes by $62.3 million.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	March 31,	December 31,
	2021	2020
Principal	$189,750	$189,750
Unamortized discount	(41,810)	(43,919)
Unamortized issuance cost	(3,902)	(4,060)
Net carrying amount	$144,038	$141,771

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

	March 31,	December 31,
	2021	2020
Debt discount related to value of conversion option	$49,947	$49,947
Debt issuance cost	(1,607)	(1,607)
Net carrying amount	$48,340	$48,340

The following table sets forth the interest expense recognized related to the 2021 Notes and the 2025 Notes (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Contractual interest expense	$2,059	$755
Amortization of debt discount	4,006	1,783
Amortization of debt issuance costs	481	287
Total interest expense	$6,546	$2,825

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2021	2020
Net loss, basic and diluted	$(29,561)	$(24,888)
Weighted average shares used to compute basic and diluted net loss per share	34,633,749	31,839,812
Net loss per share, basic and diluted	$(0.85)	$(0.78)

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. The conversion spread for the Company’s outstanding convertible senior notes will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $96.37 per share for the 2021 Notes and $105.00 for the 2025 Notes.  Although this condition was met in the three months ended March 31, 2021, the Company excluded the potential shares issuable upon conversion of the 2021 Notes and the 2025 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive due to the net loss position of the Company during this period. In connection with the issuance of the 2021 Notes and 2025 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2021 Notes and 2025 Notes. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	March 31,
	2021	2020
Unreleased restricted stock	1,186,059	1,290,298
Options to purchase common stock	775,956	1,232,268
Convertible senior notes	3,597,174	1,790,033
Warrants related to the issuance of convertible senior notes	3,597,174	1,790,033
Total	9,156,363	6,102,632

9. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  The Company recorded an expense for matching contributions of $2.2 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively.

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

There were zero shares of common stock issued under the ESPP for each of the three months ended March 31, 2021 and 2020. Shares available for future purchase under the ESPP were 1,632,711 at March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report) and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 24, 2021.

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

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain, and in 2019 launched our newest product platform, Senza® Omnia™. Our proprietary, paresthesia-free HF10® therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy. HF10 therapy was nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has not demonstrated the same level of efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We currently have multiple clinical trials in progress, including two large randomized control trials seeking additional data to support new indications. We believe the superiority of HF10 therapy over traditional SCS therapies has allowed us to capitalize on and expand the approximately $2.5 billion, pre-COVID-19 pandemic, global SCS market by treating both back and leg pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our HF10 therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our family of surgical leads, marketed as the Surpass surgical lead, and in April 2020 received FDA approval for our reduced-size Surpass-C surgical lead. In January 2018, we received FDA approval of our next generation Senza II SCS system.  In the fourth quarter of 2019, we received FDA approval of our next generation product platform, Senza Omnia, which we launched in the United States in the fourth quarter of 2019. Additionally, we received approval to commercially launch Senza Omnia in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approval for our first Senza Omnia upgrade and our next generation trial stimulator. The tables below set forth our revenue from U.S. and international sales the past nine quarters on a quarterly basis and total revenue for each of the past five full years.

	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021
Revenue from:	(in millions)
U.S. sales	$65.8	$78.1	$84.2	$97.9	$75.3	$51.0	$90.9	$94.6	$74.7
International sales	16.3	15.5	16.0	16.5	12.2	5.4	17.5	15.1	13.9
Total sales revenue	$82.1	$93.6	$100.2	$114.4	$87.5	$56.4	$108.5	$109.7	$88.6

	2016	2017	2018	2019	2020	Three Months Ended March 31, 2021
Revenue from:	(in millions)
U.S. sales	$173.3	$263.5	$321.8	$326.0	$311.9	$74.7
International sales	55.2	63.2	65.5	64.3	50.2	13.9
Total sales revenue	$228.5	$326.7	$387.3	$390.3	$362.0	$88.6

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of March 31, 2021 was $522.4 million. A significant amount of our capital resources has been used to support the development of our Senza products and HF10 therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

In April 2020, we issued $165.0 million aggregate principal amount of 2.75% convertible senior notes due 2025 (the 2025 Notes) in a registered underwritten public offering and an additional $24.8 million aggregate principal amount of such notes pursuant to the underwriters’ exercise in full of their option to purchase additional 2025 Notes. The 2025 Notes’ interest rates are fixed at 2.75% per annum, with interest payable semi-annually in arrears on April 1 and October 1 of each year, which commenced on October 1, 2020.  The total net proceeds from the 2025 Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million. In connection with the offering of the 2025 Notes, we entered into convertible note hedge transactions in which we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of common stock at a price of approximately $105.00 per share. The total cost of the convertible note hedge transactions was $52.4 million.  In addition, we sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of our common stock at a price of $147.00 per share. We received $34.9 million in cash proceeds from the sale of these warrants.  The net cost incurred in connection with the convertible note hedge and warrant transactions was $17.5 million. Concurrent with the registered underwritten public offering of the 2025 Notes, we completed an underwritten public offering of common stock and issued 1,868,750 shares of common stock, including 243,750 shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. As a result of this public offering of common stock, we received cash proceeds of $147.1 million, net of underwriting discounts and commissions and offering costs.

We rely on third-party suppliers for all of the components of our Senza products, and currently for the assembly of these systems. Several of these suppliers are currently single-source suppliers. We have entered into and/or amended several supply agreements in an effort to reinforce our supply chain.  We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers makes us vulnerable to supply shortage problems and exposes us to greater lead times, increasing our risk of inventory obsolescence.  In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins.  We plan on conducting these manufacturing activities in a facility in Costa Rica, for which our lease will begin in April 2021. The integration process is expected to be completed in 2022.  Even after this integration process is completed, we expect that we will continue to rely on third-party manufacturers to provide key components to support the assembly process.  We may incur significant capital expenditures and implementation costs to initiate the manufacturing operations in Costa Rica.

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

In addition, even as the severity of the pandemic subsides, we expect that demand for Senza system procedures may not return to historic levels as rapidly as originally anticipated as prospective patients may decide to delay the procedure until fully vaccinated for COVID-19.  As a result of the timing associated with the full rollout of the COVID-19 vaccines, it has, and could continue to, result in a meaningful delay in patients seeking to have a Senza system trial in the near term.  Further, we anticipate that the substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of other medical conditions, will result in patients seeking to have Senza system trials or implant procedures performed having to navigate limited provider capacity. We believe these factors may have an adverse effect on the recovery of the global SCS therapy market and, as a result, the amount of time we predict for our sales to recover following the end of the pandemic.

Numerous state and local jurisdictions, as well as foreign governments such as the United Kingdom and Germany, imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2020, the governor of California, where our headquarters are located, issued a temporary “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our headquarters temporarily closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Senza systems.

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

Importance of Physician Awareness and Acceptance of Our Products

We continue to invest in programs to educate physicians who treat chronic pain about the advantages of Senza. This requires significant commitment by our marketing team and sales organization, and can vary depending upon the physician’s practice specialization, personal preferences and geographic location. Further, we are competing with well-established companies in our industry that have strong existing relationships with many of these physicians. Educating physicians about the advantages of our Senza products, including our latest product, Senza Omnia, and influencing these physicians to use these products to treat chronic pain, is required to grow our revenue.

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of our products and the related implant procedure for patients. The revenue we are able to generate from sales of our products depends in large part on the availability of reimbursement from such payors. While we currently have a favorable National Coverage Determination (NCD) and reimbursement by Medicare, decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policies. These payors may deny reimbursement if they determine that the device or procedure was not medically necessary for the patient and used in accordance with the payor’s coverage policy.  A significant component of our commercial efforts includes working with private payors to ensure positive coverage decisions for our products. We believe that favorable coverage and reimbursement for procedures using our products from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date.  Although the largest commercial payors and Medicare cover procedures using Senza, there can be no assurance that all private health insurance plans will cover the therapy. Effective July 1, 2021, Medicare will require Prior Authorization for all SCS procedures. A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. Further, the manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $0.5 million and $2.7 million for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete, as was the case in the three months ended March 31, 2021 and the year ended December 31, 2020, when we recorded a charge of $1.0 million and $2.6 million, respectively.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017.  Most recently, we launched our next generation product platform, Senza Omnia, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020.  We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and next generation IPGs. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of HF10 therapy through clinical data are all critical to increasing the adoption of HF10 therapy.  We initiated two randomized controlled trials in 2018, SENZA-PDN and SENZA-NSRBP, which evaluate HF10 therapy for the treatment of painful diabetic neuropathy and non-surgical refractory back pain, respectively. In January 2020 at NANS 2020, we presented the three-month data from our SENZA-PDN study, which was the largest SCS randomized controlled trial conducted to date for PDN. In January 2021, we presented the six-month data from our SENZA-PDN study at NANS 2021. In April 2021, the six-month data from the SENZA-PDN study was additionally published in JAMA Neurology, an international peer-reviewed journal. With regard to the SENZA-NSRBP study, we presented the three-month primary endpoint results in January 2021 at NANS 2021, representing the first release of data from this randomized controlled trial.  Both the SENZA-PDN and SENZA-NSRBP studies are ongoing, and further data will be presented and published in leading journals as the data becomes available.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. We adopted ASU 2019-12, Simplifying the Accounting for Income Taxes, on January 1, 2021.  There have been no other significant or material changes in our critical accounting policies during the three months ended March 31, 2021 to the items we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We significantly increased the size of our sales presence worldwide during 2018 and 2019, and we have maintained the overall size of our sales organization in 2020. We have historically increased marketing spending in order to generate additional sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States.

Since 2017, we have experienced significant legal expenses associated with our various intellectual property litigations. We anticipate significant continued expenses associated with these legal activities. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue, the timing and extent of our SG&A expense, and the direct impact of the COVID-19 pandemic on certain discretionary expense items such as travel and trade shows.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2021	2020	Change
(in thousands)
Revenue	$88,610	$87,467	$1,143
Cost of revenue	26,316	26,920	(604)
Gross profit	$62,294	$60,547	$1,747
Gross margin	70%	69%	1%

Revenue. Revenue increased to $88.6 million in the three months ended March 31, 2021 from $87.5 million in the three months ended March 31, 2020, an increase of $1.1 million, or 1%. Revenue in the United States was $74.7 million in the three months ended March 31, 2021, a 1% decrease from $75.3 million in the three months ended March 31, 2020.  International revenue was $13.9 million in the three months ended March 31, 2021, compared to $12.2 million in the three months ended March 31, 2020. Unit shipments in the current period increased slightly from the same period in the prior year, which was partially offset by a slight decrease in average sales prices.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased to $26.3 million in the three months ended March 31, 2021 from $26.9 million in the three months ended March 31, 2020, a decrease of $0.6 million, or 2%.  This decrease was primarily due to a decrease of $1.5 million in the costs of manufactured product components, which was partially offset by an increase of $0.9 million related to inventory write-downs. Gross profit increased to $62.3 million in the three months ended March 31, 2021 from $60.5 million in the three months ended March 31, 2020, an increase of $1.7 million, or 3%. Gross profit as a percentage of revenue, or gross margin, was higher at 70% for the three months ended March 31, 2021 compared to 69% at March 31, 2020.

Operating Expenses

	Three Months Ended March 31,
	2021		2020
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$11,534	13%	$12,212	14%	$(678)
Sales, general and administrative	73,272	83%	71,402	82%	1,870
Total operating expenses	$84,806	96%	$83,614	96%	$1,192

Research and Development Expense. R&D expense decreased to $11.5 million in the three months ended March 31, 2021 from $12.2 million in the three months ended March 31, 2020, a decrease of $0.7 million, or 6%.  The decrease in R&D expense was primarily due to a decrease in clinical expenses of $1.3 million and travel expenses of $0.3 million, which was partially offset by an increase in development expenses of $0.6 million and personnel expenses of $0.4 million.

Sales, General and Administrative Expense. SG&A expense increased to $73.3 million in the three months ended March 31, 2021 from $71.4 million in the three months ended March 31, 2020, an increase of $1.9 million, or 3%.  This increase was primarily due to increased legal expenses of $3.4 million associated with intellectual property litigation efforts, personnel expenses of $1.8 million and marketing initiative expenses of $1.4 million, which was partially offset by decreased travel and meeting expenses of $3.0 million, conference expenses of $1.1 million and bad debt expenses of $0.6 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended March 31,
	2021	2020	Change
(in thousands)
Interest income	$297	$1,264	$(967)
Interest expense	(6,547)	(2,826)	(3,721)
Other income (expense), net	(457)	47	(504)
Provision for income taxes	342	306	36

Interest Income. Interest income decreased to $0.3 million in the three months ended March 31, 2021 from $1.3 million in the three months ended March 31, 2020, which included interest income earned from a secured convertible note issued by a privately-held company.  The secured convertible note was repaid in June 2020, and is therefore no longer outstanding.  There was also a decrease in average investment return rates during the three months ended March 31, 2021.

Interest Expense. Interest expense increased to $6.5 million in the three months ended March 31, 2021 from $2.8 million in the three months ended March 31, 2020, and the increase was primarily due to the amortization of debt discount and debt issuance costs related to the issuance of the 2025 Notes. The accrual of interest expense related to the 2025 Notes contributed to the increase in interest expense.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a loss of $0.5 million in the three months ended March 31, 2021 and a gain of $65,000 in the three months ended March 31, 2020, respectively.

Provision for Income Taxes. Income tax expense was $0.3 million in each of the three months ended March 31, 2021 and 2020. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025.  Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. At March 31, 2021, we had cash, cash equivalents and short-term investments of $576.4 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

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

We may continue to seek funds through equity or debt financings, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. Should we choose to raise additional capital, the requirements will depend on many factors, including:

•	the impact and duration of the ongoing COVID-19 pandemic and any recession or other market correction resulting from the pandemic;
•	the costs related to the continued commercialization of our products in the United States and elsewhere, including product sales, marketing, manufacturing and distribution;
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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2021	2020
(in thousands)
Net cash provided by (used in)
Operating activities	$(6,871)	$(5,181)
Investing activities	50,342	60,294
Financing activities	(1,470)	16,178
Effect of exchange rate on cash flows	(61)	(368)
Net decrease in cash, cash equivalents and restricted cash	$41,940	$70,923

Cash Used in Operating Activities. Net cash used in operating activities was $6.9 million in the three months ended March 31, 2021, compared to $5.2 million in the three months ended March 31, 2020. In the three months ended March 31, 2021, net cash used in operating activities was primarily a result of the net losses recorded during the period of $29.6 million, as well as increases in prepaids and other assets of $6.2 million and increases in inventory of $5.6 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $9.2 million, non-cash interest expense of $4.5 million, inventory write-down of $1.5 million, and depreciation and amortization of $1.1 million.  The changes were also offset by increases in accounts payable and accrued liabilities of $4.9 million and decreases in accounts receivable of $12.1 million. In the three months ended March 31, 2020, net cash used in operations was primarily a result of the net losses recorded during the period of $24.9 million, as well as a decrease in accounts payable and accrued liabilities of $9.2 million and increase in inventories of $1.9 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $8.5 million, non-cash interest expense of $2.1 million and depreciation and amortization of $1.3 million, as well as decreases in accounts receivable of $16.9 million and other assets of $1.2 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds from the maturity of short-term investments of $52.9 million and $61.1 million in the three months ended March 31, 2021 and 2020, respectively.  We also had purchases of property and equipment of $2.6 million and $0.8 million in the three months ended March 31, 2021 and 2020, respectively.

Cash Provided by (Used in) Financing Activities. Cash provided by (used in) financing activities consisted primarily of cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan, net of tax withholdings for net share settlement.  In the three months ended March 31, 2021, the net cash used from these activities was $1.5 million.  In the three months ended March 31, 2020, the net cash received from these activities was $16.2 million.

Contractual Obligations and Commitments

We have lease obligations consisting of operating leases for our principal offices, which expire as set forth below, and for our warehouse space that expires in 2022.  In 2020, we also entered into an operating lease for a manufacturing facility in Costa Rica, with a planned commencement date of April 2021.

In March 2015, we entered into a lease agreement for approximately 50,740 square feet of office space located in Redwood City, California for a period beginning in June 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually in the final year of the lease term.  In December 2016, we entered into a first amendment to the lease for an additional approximately 49,980 square feet of office space adjacent to the premises under the original lease (the Expansion Premises) with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term.  The lease for the Expansion Premises commenced on June 1, 2018.  The first amendment also extends the lease term for the original premises to terminate on the same date as the amended lease, which is May 31, 2025.  In April 2017, we entered into a second amendment to the lease for a temporary space of approximately 8,171 square feet for a period beginning in May 2017, and which ended on June 1, 2018, the Commencement Date of the Expansion Premises.  See Note 6, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements for additional information.

In February 2017, we entered into a separate non-cancellable facility lease for warehouse space beginning March 1, 2017 through February 28, 2022, under which we are obligated to pay approximately $0.4 million in lease payments over the term of the lease.

In August 2020, we entered into a lease for approximately 35,411 square feet of manufacturing space at a facility in Costa Rica, to begin in April 2021 and to last through June 2031, under which we are obligated to pay approximately $3.9 million in lease payments over the term of the lease. We plan to use this facility to build-out certain manufacturing capabilities so that we can vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities.

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of March 31, 2021, we had minimum annual purchase commitments of $4.1 million due in the remainder of 2021.

We have also entered into a service agreement for which we are committed to pay $2.5 million in each of the next four years of the term of the service agreement, as well as a license agreement for which we are committed to pay $0.2 million over the remaining term of license agreement.

As of March 31, 2021, our contractual obligations related to the 2021 Notes are payments in interest and principal totaling $174.0 million due in 2021.  Our contractual obligations related to the 2025 Notes are payments in interest of $5.2 million due each year from 2021 through 2024, and payments in interest and principal totaling $192.4 million due in 2025.

Off-Balance Sheet Arrangements

Through March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6 to the condensed consolidated financial statements within this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to other market risks related to fluctuation in interest rates, market prices and foreign currency exchange have not changed materially since December 31, 2020.  For quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The legal proceedings information set forth in Note 6 Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all the other information in this Quarterly Report, including our financial statements and notes thereto, before you invest in our common stock. If any of the following risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

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

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. Such risks and uncertainties could be further aggravated by the spread of new, more viral or deadly variants of the COVID-19 virus. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact our operations and revenues and overall financial condition by decreasing the number of Senza systems procedures performed. The number of Senza systems procedures performed, similar to other elective surgical procedures, has decreased as health care organizations globally have prioritized the treatment of patients with COVID-19. For example, in the United States in the first half of 2020, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. We believe the pandemic has resulted in an overall decrease to the global SCS therapy market of between 15% and 20% in 2020 as compared to 2019. As a result, we have seen a decrease in revenue for 2020 compared to 2019, and we have experienced a shift in revenue from the first half of 2020 into the second half of 2020 as certain of the restrictions on elective procedures have been lifted. These measures and challenges may arise again at any time throughout the duration of the pandemic, which is uncertain, and could reduce our revenue while the pandemic continues. In addition, even as the severity of the pandemic subsides, we expect that demand for Senza system procedures may not return to historic levels as rapidly as originally anticipated as prospective patients may decide to delay the procedure until fully vaccinated for COVID-19.  As a result of the timing associated with the full rollout of the COVID-19 vaccines, it has, and could continue to, result in a meaningful delay in patients seeking to have a Senza system trial in the near term.  Further, we anticipate that the substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, will result in patients seeking to have Senza system trials or implant procedures performed having to navigate limited provider capacity. We believe these factors may have an adverse effect on the recovery of the global SCS therapy market and, as a result, the amount of time we predict for our sales to recover following the end of the pandemic.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2020, the governor of California, where our headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Senza systems. In addition, even after the lift of “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19, we continue to experience disruptions to our business, including as a result of patients and customers continuing to be cautious in restarting elective procedures in light of the continued risk posed by the virus.

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

•

Monitoring unauthorized uses of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services.  For example, we filed a complaint in November 2016 against Boston Scientific

Corporation in order to enforce certain of our patents, we filed a lawsuit in February 2019 for patent infringement and false advertisement against Stimwave, we filed a lawsuit in February 2020 for patent infringement against Nalu Medical, and we filed a lawsuit in February 2021 for patent infringement against Boston Scientific.  We may in the future seek to enforce our patents or other proprietary rights against other potential infringements. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product features, which could reduce demand for our products. In addition, we may need to defend our patents from third-party challenges, including interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions, oppositions, nullity actions, or other patent proceedings. We may also need to initiate infringement claims or litigation. Adverse proceedings such as litigation or challenges to the validity of our patents can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement or other adverse proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation or proceeding could place one or more of our patents at risk of being invalidated, interpreted narrowly or found unenforceable. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us, if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our HF10 therapy and our Senza products for the treatment of approved chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects, pricing and contracting, and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years. Further, since the launch of our product, these major competitors have all launched new SCS systems: Medtronic launched the Intellis system, Boston Scientific launched the Spectra WaveWriter SCS system, the WaveWriter Alpha SCS system and the Fast Acting Sub-perception Therapy, and Abbott Laboratories launched the Proclaim system. We believe these competitors will continue to launch new products, waveforms, and datasets to remain competitive. For example, in early 2020 Medtronic announced the acquisition of Stimgenics, a company that has developed a specific waveform (DTM) with a purported mechanism of action, and the results of an RCT which had superior results versus traditional SCS. The DTM waveforms have been launched, and launches such as these could result in a reduction of our differentiation in the marketplace. In addition to these major competitors, we also face competition from companies such as Stimwave, Saluda, Mainstay Medical and Nalu Medical, and may face competition from Neuspera Medical and Biotronik in the future. These companies are becoming more active in the SCS market. For instance, in the first quarter of 2019, Stimwave received FDA clearance for 10kHz stimulation, expanding their previous clearance for low frequency therapy, Nalu Medical received FDA clearance in the first quarter of 2019 for their SCS system, and Saluda Medical received CE Mark in the third quarter of 2019 for their SCS system, were added to the Prostheses List for the same system in Australia in July of 2020 and could potentially launch their SCS system in the United States as early as the second half of 2021. Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products either enjoy or may develop several advantages over us, including:

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. We expect to continue to incur losses as we build our U.S. commercial operations and continue to investigate the use of our HF10 therapy to treat other chronic pain conditions. We incurred net losses of $29.6 million in the three months ended March 31, 2021 and net losses of $83.1 million and $103.7 million for the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, our accumulated deficit was $522.4 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Our patent infringement lawsuits with Boston Scientific Corporation have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

In the United States, we expect to derive nearly all our revenue from sales of our products to hospitals and outpatient medical facilities who typically bill various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, to cover all or a portion of the costs and fees associated with our products and bill patients for any applicable deductibles or co-payments. Access to adequate coverage and reimbursement for SCS procedures using Senza (and our other products in development) by third-party payors is essential to the acceptance of our products by our customers.

We believe that SCS procedures using our products are adequately described by existing CPT, HCPCS II and ICD-10-CM codes for the implantation of spinal cord stimulators and related leads performed in various sites of care, although such codes generally do not specifically describe procedures using either low-frequency or high-frequency stimulation. In the United States, although CMS approved a transitional pass-through payment for High-Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective as of January 1, 2016 through December 31, 2017, our customers currently do not receive separate reimbursement for our products.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. We believe that favorable coverage and reimbursement of procedures using our products from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date, while we continue to engage in efforts to educate payors on the advantages of HF10 therapy.  However, there can be no assurance that all private health insurance plans will cover procedures using the product.  A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-

consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. If sufficient coverage and reimbursement is not available for our current or future products, in either the United States or internationally, the demand for our products and our revenues will be adversely affected.

We do not expect our worldwide revenue growth to continue at historic rates.

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2013 to $362.0 million for the year ended December 31, 2020.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza products in the United States.  Despite the significant growth in sales in the U.S. for many years following our launch, we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.  The COVID-19 pandemic impacted our revenue in 2020 and we expect continued impact in 2021 as the pandemic continues.

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

Certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to the FDA. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our approved devices in the future that we believe do not require approval of a new PMA or PMA supplement. If the FDA disagrees with our determination and requires us to submit a new PMA or PMA supplement for modifications to our previously approved products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not approve our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. With respect to PMA-approved devices, any changes to the manufacturing processes, including manufacturing site changes such as the planned change to assemble our Senza products at our Costa Rica facility when completed, may require prior approval of a PMA supplement before such changes may be implemented. Any delay or failure in obtaining required approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

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

In addition, our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our suppliers may also encounter problems sourcing key components due to supply shortages.  For example, in 2021, there is a global shortage of microchips.  Should this shortage continue, our ability to produce and sell goods could be significantly impacted.  Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

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

We rely in part on a small group of third-party distributors to effectively distribute our products in certain countries outside the United States.

We depend in part on medical device distributors for the marketing and sales of our products in certain territories in Europe. We depend on these distributors’ efforts to market our products, yet we are unable to control their efforts completely. These distributors typically sell a variety of other, non-competing products that may limit the resources they dedicate to selling Senza. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell Senza in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offering requires time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to maintain positive relationships with our distributors, fail to develop new relationships with other distributors, including in new markets, fail to manage, train or incentivize existing distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, our revenue may decrease and our operating results, reputation and business may be harmed.

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

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. In addition, many of our executive officers and key employees have worked for our major competitors (or companies acquired by these competitors), which include Boston Scientific, Medtronic and Abbott Laboratories. Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. For example, in April 2018, Boston Scientific filed such suit against us, claiming trade secret misappropriation.  While we believe the Boston Scientific claim lacks merit, even if we are successful in defending against the Boston Scientific claim or any other such claims, litigation necessarily results in substantial costs and could be a distraction to management. If our defense to litigation claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products would have a material adverse effect on our business, and may prevent us from selling our products or from practicing our processes. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (MACRA), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

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

In August 2020, the FASB issued a new standard that proposes to change the accounting for the convertible debt instruments described above. Under the new standard, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income (or decreasing net losses). Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required, which could decrease our diluted earnings per share. The new standard is effective for fiscal years beginning after December 15, 2021 and interim periods within that year, with early adoption permitted, and can either be adopted on a modified retrospective or full retrospective basis.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2021 Notes and 2025 Notes could decline. As of March 31, 2021, we had outstanding a total of approximately 34.7 million shares of common stock, and approximately 8.1 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2021 Notes and 2025 Notes could decline.

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

NEVRO CORP.
(Registrant)

Date: May 5, 2021	/s/ D. KEITH GROSSMAN
D. Keith Grossman
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2021	/s/ RODERICK H. MACLEOD
Roderick H. MacLeod
Chief Financial Officer (Principal Financial and Accounting Officer)