Form 10-Q
period 2021-06-30
NEVRO CORP
filed 2021-08-04
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 28, 2021, there were 34,865,742 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$146,017	$44,597
Short-term investments	251,487	543,373
Accounts receivable, net of allowance for doubtful accounts of $1,988 and $3,000 at June 30, 2021 and December 31, 2020, respectively	65,353	77,667
Inventories	85,729	83,296
Prepaid expenses and other current assets	8,099	4,173
Total current assets	556,685	753,106
Property and equipment, net	18,812	13,531
Operating lease assets	19,162	18,142
Other assets	4,278	4,043
Restricted cash	606	606
Total assets	$599,543	$789,428
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$31,029	$23,109
Accrued liabilities	38,583	43,305
Short-term debt	—	168,776
Other current liabilities	4,320	3,975
Total current liabilities	73,932	239,165
Long-term debt	146,422	141,771
Long-term operating lease liabilities	17,425	16,689
Other long-term liabilities	3,388	3,343
Total liabilities	241,167	400,968
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; zero shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at June 30, 2021 and December 31, 2020; 34,854,933 and 34,583,064 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	35	35
Additional paid-in capital	902,096	880,660
Accumulated other comprehensive income (loss)	229	598
Accumulated deficit	(543,984)	(492,833)
Total stockholders’ equity	358,376	388,460
Total liabilities and stockholders’ equity	$599,543	$789,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$102,330	$56,390	$190,940	$143,857
Cost of revenue	32,344	21,140	58,660	48,060
Gross profit	69,986	35,250	132,280	95,797
Operating expenses
Research and development	11,869	10,444	23,403	22,656
Sales, general and administrative	73,880	60,167	147,152	131,569
Total operating expenses	85,749	70,611	170,555	154,225
Loss from operations	(15,763)	(35,361)	(38,275)	(58,428)
Interest income	163	754	460	2,018
Interest expense	(5,704)	(6,122)	(12,251)	(8,948)
Other income (expense), net	(88)	(290)	(545)	(243)
Loss before income taxes	(21,392)	(41,019)	(50,611)	(65,601)
Provision for income taxes	198	44	540	350
Net loss	(21,590)	(41,063)	(51,151)	(65,951)
Other comprehensive loss:
Changes in foreign currency translation adjustment	62	361	(250)	(468)
Changes in unrealized gains on short-term investments, net	28	440	(119)	225
Net change in other comprehensive loss	90	801	(369)	(243)
Comprehensive loss	$(21,500)	$(40,262)	$(51,520)	$(66,194)
Net loss per share, basic and diluted	$(0.62)	$(1.21)	$(1.47)	$(2.00)
Weighted average number of common shares used to compute basic and diluted net loss per share	34,808,389	33,988,082	34,721,551	32,913,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three and six months ended June 30, 2021

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	34,583,064	$35	$880,660	$(492,833)	$598	$388,460
Exercise of common stock options	28,152	—	1,331	—	—	1,331
Issuance of common stock upon release of restricted stock units	99,389	—	—	—	—	—
Shares withheld for tax obligations	(17,886)	—	(2,801)	—	—	(2,801)
Stock based compensation	—	—	9,235	—	—	9,235
Net loss	—	—	—	(29,561)	—	(29,561)
Other comprehensive loss	—	—	—	—	(459)	(459)
Balances at March 31, 2021	34,692,719	35	888,425	(522,394)	139	366,205
Exercise of common stock options	5,998	—	305	—	—	305
Issuance of common stock upon release of restricted stock units	133,609	—	—	—	—	—
Shares withheld for tax obligations	(15,142)	—	(2,314)	—	—	(2,314)
Issuance of common stock under employee stock purchase plan	37,753	—	4,648	—	—	4,648
Issuance of common stock from conversion of convertible senior notes due 2021	682,912	1	(1)	—	—	—
Exercise of bond hedge for convertible senior notes due 2021	(682,916)	(1)	1	—	—	—
Stock based compensation	—	—	11,032	—	—	11,032
Net loss	—	—	—	(21,590)	—	(21,590)
Other comprehensive loss	—	—	—	—	90	90
Balances at June 30, 2021	34,854,933	$35	$902,096	$(543,984)	$229	$358,376

For the three and six months ended June 30, 2020

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2019	31,544,361	$32	$626,401	$(409,768)	$(313)	$216,352
Exercise of common stock options	390,476	—	17,364	—	—	17,364
Issuance of common stock upon release of restricted stock units	99,790	—	—	—	—	—
Shares withheld for tax obligations	(11,055)	—	(1,187)	—	—	(1,187)
Stock based compensation	—	—	8,483	—	—	8,483
Net loss	—	—	—	(24,888)	—	(24,888)
Other comprehensive loss	—	—	—	—	(1,044)	(1,044)
Balances at March 31, 2020	32,023,572	32	651,061	(434,656)	(1,357)	215,080
Issuance of common stock upon underwritten public offering, net of issuance costs	1,868,750	2	147,142	—	—	147,144
Conversion feature of convertible senior notes due 2025, net of allocated costs	—	—	48,340	—	—	48,340
Purchase of bond hedges	—	—	(52,390)	—	—	(52,390)
Sale of warrants	—	—	34,933	—	—	34,933
Exercise of common stock options	196,024	—	8,357	—	—	8,357
Issuance of common stock upon release of restricted stock units	146,105	—	—	—	—	—
Shares withheld for tax obligations	(12,694)	—	(1,551)	—	—	(1,551)
Issuance of common stock under employee stock purchase plan	52,733	—	4,690	—	—	4,690
Stock based compensation	—	—	10,087	—	—	10,087
Net loss	—	—	—	(41,063)	—	(41,063)
Other comprehensive loss	—	—	—	—	801	801
Balances at June 30, 2020	34,274,490	$34	$850,669	$(475,719)	$(556)	$374,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(51,151)	$(65,951)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,250	2,480
Amortization of operating lease assets	1,838	1,666
Stock-based compensation expense	20,271	18,572
Amortization of premium (accretion of discount) on short-term investments	703	(41)
Provision for doubtful accounts	(970)	1,967
Write-down of inventory	3,037	3,278
Loss on disposal of equipment	—	12
Amortization of debt discount and issuance costs	8,376	6,206
Unrealized (gains) losses on foreign currency transactions	2,006	(607)
Changes in operating assets and liabilities
Accounts receivable	13,111	23,750
Inventories	(14,712)	(3,553)
Prepaid expenses and other current assets	(3,930)	3,740
Other assets	(237)	1,863
Accounts payable	14,193	3,223
Accrued liabilities	(4,070)	(16,858)
Other long-term liabilities	(2,075)	(1,751)
Net cash used in operating activities	(11,360)	(22,004)
Cash flows from investing activities
Purchases of short-term investments	(197,784)	(237,017)
Proceeds from maturity of short-term investments	488,851	123,884
Repayment from (investment in) private company	—	7,500
Purchases of property and equipment	(6,935)	(1,993)
Net cash provided by (used in) investing activities	284,132	(107,626)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net	—	147,144
Proceeds from issuance of convertible notes	—	189,750
Convertible notes debt issuance costs	—	(6,105)
Proceeds from issuance of warrants	—	34,933
Purchase of convertible note hedges	—	(52,390)
Repayment of convertible notes	(172,500)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(5,115)	(2,738)
Proceeds from issuance of common stock to employees	6,283	30,411
Net cash provided by financing activities	(171,332)	341,005
Effect of exchange rate changes on cash and cash equivalents	(20)	(233)
Net increase (decrease) in cash, cash equivalents and restricted cash	101,420	211,142
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	45,203	66,329
Cash, cash equivalents and restricted cash at end of period	$146,623	$277,471
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$1,446	$453

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

Since inception, the Company has cumulatively incurred net losses and negative cash flows from operations. During the year ended December 31, 2020, the Company incurred a net loss of $83.1 million and had cash provided by operations of $1.2 million. For the six months ended June 30, 2021, the Company incurred a net loss of $51.2 million and used $11.4 million of cash in operations. At June 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $544.0 million and $492.8 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due 2021 (2021 Notes), which matured and were settled in June 2021.  Additionally, in April 2020, the Company issued a total of $189.8 million aggregate principal amount of convertible senior notes due 2025 (2025 Notes).  The total net proceeds from this debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million. Concurrent with this debt offering, the Company also completed an underwritten public offering for 1,868,750 shares of its common stock, from which the Company received cash proceeds of $147.1 million, net of underwriting discounts and commissions and offering costs. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements as of June 30, 2021 and for the six months ended June 30, 2021 and 2020, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 24, 2021. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2021, and the results of its operations and cash flows for the six months ended June 30, 2021 and 2020. All such adjustments are of a normal and recurring nature. The interim financial data as of June 30, 2021 is not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in the Annual Report.

Other Risks and Uncertainties

The Company is subject to risks related to the public health crises such as the global pandemic associated with COVID-19, which has spread to most countries and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations and revenues and overall financial condition by decreasing the number of Senza system procedures performed. Through June 30, 2021, the number of Senza system procedures performed, similar to other elective surgical procedures, has decreased as health care organizations globally have prioritized the treatment of patients with COVID-19 and as governments imposed restrictions on the performance of elective procedures. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic. These measures and challenges may continue for the duration of the pandemic, which is uncertain, and may reduce our revenue while the pandemic continues.

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

Revenue by geography is based on the billing address of the customer. The United States was the only country with revenue accounting for 10% or more of the total revenue in any of the periods presented, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	83%	90%	84%	88%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net unrealized foreign currency gain (loss)	$(664)	$542	$(2,116)	$757
Net realized foreign currency gain (loss)	596	(384)	1,598	(534)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States and is in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended June 30, 2021 and December 31, 2020.  The Company also held cash in foreign banks of approximately $10.4 million at June 30, 2021 and $17.6 million at December 31, 2020 that was not insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

During the three and six months ended June 30, 2021 and 2020, no single customer accounted for 10% or more of the Company’s revenue. As of June 30, 2021 and December 31, 2020, no single customer accounted for 10% or more of the accounts receivable balance.

Allowance for Doubtful Accounts

The Company makes estimates of the collectability of accounts receivable.  In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  For the three and six months ended June 30, 2021, the Company recognized bad debt expenses of $0.2 million and $0.1 million, respectively. For the three and six months ended June 30, 2020, the Company recognized bad debt expenses of $1.5 million and $2.0 million, respectively.

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

3. Lease Accounting

The Company has operating leases for office space, a manufacturing facility, warehouse, research and development facilities and equipment. Leases with terms of 12 months or less are not recorded on the balance sheet, as the related lease expenses are recognized on a straight-line basis over the lease term.  The Company accounts for lease components (such as fixed payments) separately from non-lease components (such as common area expenses). The Company classified and measured its lease for the Costa Rica manufacturing facility on its commencement date in April 2021, which resulted in the recording of operating lease assets of $2.9 million and operating lease liabilities of $2.9 million. As of June 30, 2021, the Company has leases with remaining terms of less than 1 years to 10 years, some of which may include options to extend the lease term for up to 5 years.

The weighted average lease terms and discounts rates are as follows:

	June 30, 2021	December 31, 2020
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	4.64 years	4.32 years
Weighted-average discount rate	7.0%	7.0%

As of June 30, 2021, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2021, remaining months	$2,746
2022	5,618
2023	5,892
2024	6,069
2025	2,792
Thereafter	2,378
Total lease payments	25,495
Less: Interest	(3,850)
Present value of lease liabilities	$21,645

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$1,333	$1,234	$2,567	$2,468

Supplemental balance sheet information are as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating Leases:
Operating lease assets	$19,162	$18,142

Other current liabilities	$4,220	$3,876
Long term operating lease liabilities	17,425	16,689
Total operating lease liabilities	$21,645	$20,565

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,258	$1,218	$2,506	$2,429

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

Balance as of June 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$99,726	$—	$—	$99,726
Agency bonds (iii)	—	90,394	—	90,394
Commercial paper (ii)	—	111,063	—	111,063
Corporate notes (ii)	—	12,792	—	12,792
Treasury bonds (iii)	65,506	—	—	65,506
Total assets	$165,232	$214,249	$—	$379,481

Balance as of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$16,273	$—	$—	$16,273
Agency bonds (iii)	—	210,302	—	210,302
Commercial paper (iii)	—	277,602	—	277,602
Corporate notes (iii)	—	25,395	—	25,395
Treasury bonds (iii)	30,074	—	—	30,074
Total assets	$46,347	$513,299	$—	$559,646

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.
(iii)	Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of December 31, 2020, the fair value of the 1.75% convertible senior notes due 2021 was $312.8 million.  On June 1, 2021, the Company settled the 2021 Notes at maturity and, as of June 30, 2021, no 2021 Notes were outstanding. As of June 30, 2021 and December 31, 2020, the fair value of the 2.75% convertible senior notes due 2025 was $328.9 million and $348.1 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7).

5. Balance Sheet Components

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $99.7 million and $16.3 million as of June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$90,356	$38	$—	$90,394
Commercial paper (i)	111,064	2	(3)	111,063
Corporate notes (i)	12,797	—	(5)	12,792
Treasury bonds	65,529	12	(35)	65,506
Total securities	$279,746	$52	$(43)	$279,755

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$210,225	$79	$(2)	$210,302
Commercial paper	277,593	23	(14)	277,602
Corporate notes	25,364	40	(9)	25,395
Treasury bonds	30,064	10	—	30,074
Total securities	$543,246	$152	$(25)	$543,373

(i)	Includes $25.1 million of commercial paper and $3.2 million of corporate notes that are classified as cash and cash equivalents on the condensed consolidated balance sheets.

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of June 30, 2021 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$236,721	$236,765
Amounts maturing after one year through five years	43,025	42,990
Total investment securities	$279,746	$279,755

Inventories (in thousands)

	June 30,	December 31,
	2021	2020
Raw materials	$34,821	$34,405
Finished goods	50,908	48,891
Total inventories	$85,729	$83,296

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write-down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total write-downs of $1.5 million and $2.8 million for the three months ended June 30, 2021 and 2020, respectively, and $3.0 million and $3.3 million for the six months ended June 30, 2021 and 2020, respectively.  The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

Property and Equipment, Net (in thousands)

	June 30,	December 31,
	2021	2020
Laboratory equipment	$8,011	$7,072
Computer equipment and software	14,131	12,671
Furniture and fixtures	3,918	3,918
Leasehold improvements	4,289	4,289
Construction in process	8,486	3,354
Total	38,835	31,304
Less: Accumulated depreciation and amortization	(20,023)	(17,773)
Property and equipment, net	$18,812	$13,531

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Depreciation and amortization expense	$1,149	$1,184	$2,250	$2,480

Accrued Liabilities (in thousands)

	June 30,	December 31,
	2021	2020
Accrued payroll and related expenses	$25,511	$30,971
Accrued professional fees	5,164	2,101
Accrued taxes	749	1,191
Accrued clinical and research expenses	450	668
Accrued interest	1,295	1,548
Accrued warranty	822	699
Accrued other	4,592	6,127
Total accrued liabilities	$38,583	$43,305

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

In August 2020, the Company entered into a lease for approximately 35,411 square feet of space for a manufacturing facility in Costa Rica to begin in April 2021 and to last through June 2031, under which it is obligated to pay approximately $3.9 million in lease payments over the term of the lease.  On the commencement date in April 2021, the Company classified and measured the lease, resulting in the recording of operating assets of $2.9 million and operating lease liabilities of $2.9 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning balance	$851	$1,192	$699	$1,178
Provision for warranty	582	291	1,277	723
Utilization	(611)	(550)	(1,154)	(968)
Ending balance	$822	$933	$822	$933

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

The Company’s obligation to pay royalties ends on the last day of the fifth calendar year after the year for which the first commercial sales occurred within a country. As such, the Company’s royalty obligations related to the geographies into which it currently sells ended on December 31, 2020. The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Royalty expense	$—	$483	$—	$1,227

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities requiring accrual at June 30, 2021 and December 31, 2020.

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

Legal Matters

Boston Scientific Litigations

California Litigation Related to High Frequency

On November 28, 2016, the Company filed a lawsuit for patent infringement against Boston Scientific Corporation and Boston Scientific Neuromodulation Corporation (collectively, Boston Scientific). The lawsuit, filed in the U.S. District Court for the Northern District of California (the California Court), asserted that Boston Scientific was infringing, or would soon begin infringing, seven of the Company’s patents covering inventions relating to the Senza system and HF10 therapy. Shortly after the Company filed this lawsuit in 2016, Boston Scientific cancelled its original launch plan and modified its SCS system to avoid infringing the asserted patents. On July 24, 2018, the California Court issued an order on claim construction and summary judgment.  In the order, the California Court ruled that the Company’s asserted method claims were patent eligible and not invalid as indefinite.  Collectively, the asserted method claims cover methods for delivering SCS therapy at frequencies between 1.5 kHz and 100 kHz.

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

The California Court also found that the Company’s asserted system claims were invalid as indefinite.  As discussed below, the California Court’s finding of invalidity was overturned by the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit).

On July 27, 2018, the parties submitted a joint statement to the California Court wherein Boston Scientific asserted that, with respect to whether any U.S. launch of a high-rate product (such as the Precision with MultiWave and Spectra WaveWriter models used in the ACCELERATE study or any other system that is programmable at any frequency in the range 1.5 to 100 kHz) was imminent, Boston Scientific had not decided whether to launch such a product; had not established a timeline for when such a decision might be made, if ever; and had not determined what frequencies would be enabled if it were to decide to launch such a product in the future. On the basis of the foregoing, the parties agreed to dismissal on ripeness grounds of the Company’s declaratory judgment claims without prejudice. The dismissal was thereafter entered as a court order on July 31, 2018.  The Company and Boston Scientific then each appealed portions of the California Court’s July 24, 2018 ruling to the Federal Circuit.  On April 9, 2020, the Federal Circuit returned its ruling, which vacated and remanded the California Court’s judgment of invalidity.  As a result of the Federal Circuit’s ruling, the system claims invalidated by the California Court were reinstated, and thus all of the Company’s asserted claims remain valid and enforceable.  On December 14, 2020, the parties agreed to the final dismissal of all remaining claims before the California Court based on Boston Scientific’s reassertion to the court that it still does not have any current plans to commercially launch a high frequency SCS system in the United States.  The California Court entered the agreed upon dismissal on December 16, 2020.

Delaware Litigations Unrelated to High Frequency

On December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging the Company’s manufacture, use and sale of the Senza system infringes ten of Boston Scientific’s patents covering spinal cord stimulation technology related to stimulation leads, rechargeable batteries and telemetry (the Delaware I litigation). On April 27, 2018, Boston Scientific filed a second lawsuit alleging patent infringement of nine patents, trade secret misappropriation and tortious interference with contract (the Delaware II litigation).  Both lawsuits were filed in the U.S. District Court for the District of Delaware.

In relation to the Delaware I litigation, the Company filed petitions for inter partes review at the U.S. Patent and Trademark Office (USPTO), which resulted in the invalidation of all of the asserted claims of Boston Scientific’s U.S. Patent Nos. 7,587,241 and 6,895,280, in February 2019.  The invalidity rulings by the Patent Trial and Appeal Board (PTAB) at the USPTO were later affirmed by the Federal Circuit on May 18, 2020 and May 29, 2020, respectively.   In relation to the Delaware II litigation, the Company filed seven petitions for inter partes review at the PTAB against seven of the nine patents asserted by Boston Scientific.  As a result of those petitions, in January 2021, the PTAB invalidated all but two of the challenged Boston Scientific claims across the seven inter partes reviews.

Through various orders from the court, portions of Boston Scientific’s cases have been dismissed, portions have been stayed for future litigation, and portions have been merged and are set for trial in October 2021.  More specifically, the Delaware court has set at October 2021 trial to hear Boston Scientific’s case with regard to six patents from the Delaware I litigation in conjunction with the trade secret misappropriation claim of the Delaware II litigation.  The Company will be presenting its defenses to these claims in the October 2021 trial.  As of this time, the Company is unable to determine an outcome or potential range of loss.

In relation to the Delaware II litigation, the Company also filed counterclaims against Boston Scientific, alleging patent infringement of five Nevro patents.  In March 2021, on the basis of Boston Scientific’s petition, the PTAB initiated inter partes reviews of two of Nevro’s five counterclaim patents.  The Delaware court later stayed Nevro’s five counterclaim patents for future litigation.

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

Stimwave Litigation

On February 14, 2019, the Company filed a lawsuit for patent infringement against Stimwave Technologies, Inc. (Stimwave) in the Delaware Court asserting that Stimwave was infringing the Company’s patents covering inventions related to its 10kHz therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  In relation to this lawsuit, on July 24, 2019, the Delaware Court granted the Company’s motion for preliminary injunction, and issued an order barring Stimwave, and all affiliated persons and entities, from infringing patent claims covering frequencies between 3 kHz and 10 kHz. On February 27, 2020, the Company and Stimwave entered into a Settlement Agreement, in which Stimwave agreed to cease commercialization of all high frequency spinal cord stimulation systems worldwide.  Stimwave also agreed to entry of a permanent injunction in the Delaware Court, under which Stimwave’s products will not deliver spinal cord stimulation therapy that includes pulse frequencies between 1,500 Hz and 100,000 Hz. The permanent injunction was filed with the Delaware Court and entered on March 2, 2020.  After the Delaware Court entered the permanent injunction, the case (including Stimwave’s appeal of the preliminary injunction order) were dismissed.  As part of the permanent injunction filing, Stimwave acknowledged the validity of the patents Nevro asserted in the litigation.  Per the Company’s request, the permanent injunction order does not enjoin Stimwave from providing follow-up care and programming for any patients who were already programmed with high frequency therapy in the United States prior to March 6, 2020, and in the rest of the world prior to April 30, 2020.

Nalu Litigation

On February 28, 2020, the Company filed a lawsuit in the Delaware Court for patent infringement against Nalu Medical, Inc. (Nalu) asserting that Nalu is infringing the Company’s patents covering inventions related to its 10kHz therapy and the Senza system.

As of June 30, 2021, the Company did not record a liability, as an outcome or potential loss range cannot be reasonably determined for the aforementioned legal matters.

The Company is and may from time to time continue to be involved in various legal proceedings to defend its intellectual property, including several pending European patent oppositions at the European Patent Office (EPO) initiated by the Company’s competitors Medtronic and Boston Scientific, an entitlement action filed by Boston Scientific in Germany, and an invalidity proceeding in China.  In addition, the Company is and may from time to time also be involved in various legal proceedings of a character normally incident to the ordinary course of business, such as employment matters, product liability matters, and professional liability matters, which the Company does not deem to be material to its business and condensed consolidated financial statements at this stage.

7. Debt

2021 Notes and Convertible Note Hedge and Warrant Transactions

On June 1, 2021, the 2021 Notes matured and the Company settled the 2021 Notes.  The Company paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes.  In addition, the Company exercised its option under the bond hedge and received 682,916 shares of common stock from the bank counterparties.   As of June 30, 2021, the 2021 Notes are no longer outstanding.

2025 Notes and Convertible Note Hedge and Warrant Transactions

During the three months ended June 30, 2021 the conditions allowing holders of the 2025 Notes to convert have been met. Therefore, the 2025 Notes may be converted during the three months ended September 30, 2021. As of June 30, 2021, the if-converted value of the 2025 Notes exceeded the principal value of those notes by $109.9 million.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	June 30,	December 31,
	2021	2020
Principal	$189,750	$189,750
Unamortized discount	(39,601)	(43,919)
Unamortized issuance cost	(3,727)	(4,060)
Net carrying amount	$146,422	$141,771

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

	June 30,	December 31,
	2021	2020
Debt discount related to value of conversion option	$49,947	$49,947
Debt issuance cost	(1,607)	(1,607)
Net carrying amount	$48,340	$48,340

The following table sets forth the interest expense recognized related to the 2021 Notes and the 2025 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,816	$1,987	$3,875	$2,742
Amortization of debt discount	3,494	3,704	7,500	5,487
Amortization of debt issuance costs	393	429	874	716
Total interest expense	$5,703	$6,120	$12,249	$8,945

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss, basic and diluted	$(21,590)	$(41,063)	$(51,151)	$(65,951)
Weighted average shares used to compute basic and diluted net loss per share	34,808,389	33,988,082	34,721,551	32,913,947
Net loss per share, basic and diluted	$(0.62)	$(1.21)	$(1.47)	$(2.00)

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. The conversion spread for the Company’s outstanding convertible senior notes will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $105.00 per share for the 2025 Notes.  Although this condition was met in the three months ended June 30, 2021, the Company excluded the potential shares issuable upon conversion of the 2025 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive due to the net loss position of the Company during this period. In connection with the issuance of the 2025 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2025 Notes. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	June 30,
	2021	2020
Unreleased restricted stock	1,050,416	1,268,703
Options to purchase common stock	757,374	1,036,244
Convertible senior notes	1,807,141	3,597,174
Warrants related to the issuance of convertible senior notes	3,597,174	3,597,174
Total	7,212,105	9,499,295

9. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  The Company recorded an expense for matching contributions of $0.4 million and $2.6 million for the three and six months ended June 30, 2021 and $0.3 million and $2.4 million for the three and six months ended June 30, 2020, respectively.

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

There were 37,753 shares of common stock issued under the ESPP for the three and six months ended June 30, 2021 and 52,733 shares of common stock issued under the ESPP for the three and six months ended June 30, 2020. Shares available for future purchase under the ESPP were 1,594,958 at June 30, 2021.

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

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain, and in 2019 launched our newest product platform, Senza® Omnia™. Our proprietary, paresthesia-free 10kHz Therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy. The 10kHz Therapy was nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has not demonstrated the same level of efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We currently have multiple clinical trials in progress, including two large randomized control trials seeking additional data to support market expansion, such as painful diabetic neuropathy and non-surgical refractory back pain (NSRBP). We believe the superiority of the 10kHz Therapy over traditional SCS therapies has allowed us to capitalize on and expand the approximately $2.5 billion, pre-COVID-19 pandemic, global SCS market by treating both back and leg pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our 10kHz Therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our family of surgical leads, marketed as the Surpass surgical lead, and in April 2020 received FDA approval for our reduced-size Surpass-C surgical lead. In January 2018, we received FDA approval of our next generation Senza II SCS system.  In the fourth quarter of 2019, we received FDA approval of our next generation product platform, Senza Omnia, which we launched in the United States in the fourth quarter of 2019. Additionally, we received approval to commercially launch Senza Omnia in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approval for our first Senza Omnia upgrade and our next generation trial stimulator. In July 2021, we received FDA approval of our 10kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN). The tables below set forth our revenue from U.S. and international sales the past ten quarters on a quarterly basis and total revenue for each of the past five full years, as well as the six months ended June 30, 2021.

	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021
Revenue from:	(in millions)
U.S. sales	$65.8	$78.1	$84.2	$97.9	$75.3	$51.0	$90.9	$94.6	$74.7	$85.0
International sales	16.3	15.5	16.0	16.5	12.2	5.4	17.5	15.1	13.9	17.3
Total sales revenue	$82.1	$93.6	$100.2	$114.4	$87.5	$56.4	$108.5	$109.7	$88.6	$102.3

	2016	2017	2018	2019	2020	Six Months Ended June 30, 2021
Revenue from:	(in millions)
U.S. sales	$173.3	$263.5	$321.8	$326.0	$311.9	$159.7
International sales	55.2	63.2	65.5	64.3	50.2	31.2
Total sales revenue	$228.5	$326.7	$387.3	$390.3	$362.0	$190.9

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of June 30, 2021 was $544.0 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

In April 2020, we issued $165.0 million aggregate principal amount of 2.75% convertible senior notes due 2025 (the 2025 Notes) in a registered underwritten public offering and an additional $24.8 million aggregate principal amount of such notes pursuant to the underwriters’ exercise in full of their option to purchase additional 2025 Notes. The 2025 Notes’ interest rates are fixed at 2.75% per annum, with interest payable semi-annually in arrears on April 1 and October 1 of each year, which commenced on October 1, 2020.  The total net proceeds from the 2025 Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million. In connection with the offering of the 2025 Notes, we entered into convertible note hedge transactions in which we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of common stock at a price of approximately $105.00 per share. The total cost of the convertible note hedge transactions was $52.4 million.  In addition, we sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of our common stock at a price of $147.00 per share. We received $34.9 million in cash proceeds from the sale of these warrants.  The net cost incurred in connection with the convertible note hedge and warrant transactions was $17.5 million. Concurrent with the registered underwritten public offering of the 2025 Notes, we completed an underwritten public offering of common stock and issued 1,868,750 shares of common stock, including 243,750 shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. As a result of this public offering of common stock, we received cash proceeds of $147.1 million, net of underwriting discounts and commissions and offering costs. On June 1, 2021, our outstanding 1.75% convertible senior notes due 2021 (2021 Notes) matured, and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes.  In addition, we exercised our option under the bond hedge and received 682,916 shares of common stock from the bank counterparties.  As of June 30, 2021, the 2021 Notes are no longer outstanding.

We rely on third-party suppliers for all of the components of our Senza products, and currently for the assembly of these systems. Several of these suppliers are currently single-source suppliers. We have entered into and/or amended several supply agreements in an effort to reinforce our supply chain.  We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers makes us vulnerable to supply shortage problems and exposes us to greater lead times, increasing our risk of inventory obsolescence.  In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins.  We plan on conducting these manufacturing activities in a facility in Costa Rica, for which our lease began in April 2021. The integration process is expected to be completed in 2022.  Even after this integration process is completed, we expect that we will continue to rely on third-party manufacturers to provide key components to support the assembly process.  We may incur significant capital expenditures and implementation costs to initiate the manufacturing operations in Costa Rica.

COVID-19 Pandemic

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. The COVID-19 outbreak has negatively impacted, and continues to negatively impact our operations and revenues and overall financial condition as the number of Senza trials and permanent system implant procedures has not recovered to pre-pandemic levels and demand for elective procedures remains unpredictable. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic. While elective procedures are increasing since the beginning of the pandemic, the effect of the pandemic and recent surges in cases continue to affect patient willingness for interventional therapy for chronic pain and the number elective procedures being performed. These challenges will likely continue for the duration of the pandemic, which is uncertain, and will affect our revenue while the pandemic continues.

In addition, even if the severity of the pandemic subsides, we are unable to predict the timing that demand for Senza system procedures may return to historic levels as prospective patients may decide to delay their procedures.  As a result of the spread of more contagious and virulent variants, the COVID-19 pandemic could continue to result in a meaningful delay in patients seeking to have a Senza system trial.  Further, the substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of other medical conditions may result in patients seeking to have Senza system trials or implant procedures performed having to navigate limited provider capacity. We believe these factors may have an adverse effect on the recovery of the global SCS therapy market and, as a result, the amount of time we predict for our sales to recover following the end of the pandemic.

Numerous state and local jurisdictions, as well as foreign governments such as the United Kingdom and Germany, imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2020, the governor of California, where our headquarters are located, issued a temporary “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our headquarters temporarily closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Depending on the spread of more contagious and virulent variants, as well as other factors, such restrictive orders could be reinstated in the future.  Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Senza systems.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our senior convertible notes which are due in April 2025. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States, Europe and Australia, which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Senza systems sold after the pandemic has ended. We expect any further shelter-in-place policies and restrictions on elective surgical procedures worldwide to have a substantial impact on our revenue. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Important Factors Affecting our Results of Operations

In addition to the impact of COVID-19, we believe that the following factors have impacted, and we expect will continue to impact, our results of operations.

Importance of Physician Awareness and Acceptance of Our Products

We continue to invest in programs to educate physicians who treat chronic back and leg pain about the advantages of Senza. This requires significant commitment by our marketing team and sales organization, and can vary depending upon the physician’s practice specialization, personal preferences and geographic location. Further, we are competing with well-established companies in our industry that have strong existing relationships with many of these physicians. Educating physicians about the advantages of our Senza products, including our latest product, Senza Omnia, and influencing these physicians to use these products to treat chronic pain, is required to grow our revenue.

In July 2021, we received FDA approval of our 10kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN), and we have initiated a commercial rollout. In order to successfully commercialize our PDN opportunity, we will need to invest in and incur significant costs for this new indication and patient population, including costs to continue to build our sales force, marketing efforts and continuing clinical activities.  Our success in the PDN market will be dependent on, among other factors, the perceived efficacy of our therapy for PDN patients, our ability to educate and generate awareness of our therapy for referring physicians, treating physicians and patients, and our ability to obtain sufficient third-party coverage or reimbursement for use of our therapy in PDN patients.

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of our products and the related implant procedure for patients. The revenue we are able to generate from sales of our products depends in large part on the availability of reimbursement from such payors. While we currently have a favorable National Coverage Determination (NCD) and reimbursement by Medicare for chronic back and leg pain, we have more limited coverage for PDN procedures, and decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policies. These payors may deny reimbursement if they determine that the device or procedure was not medically necessary for the patient and used in accordance with the payor’s coverage policy.

A significant component of our commercial efforts includes working with private payors to ensure positive coverage decisions for our products. For our traditional chronic back and leg pain market, we believe that favorable coverage and reimbursement for procedures using our products from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date.  Although the largest commercial payors and Medicare cover procedures using Senza, there can be no assurance that all private health insurance plans will cover the therapy. Effective July 1, 2021, Medicare now requires Prior Authorization for certain hospital outpatient procedures, including SCS procedures. A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

We are working to expand payor coverage to include the use of our 10kHz Therapy for the management of chronic intractable pain associated with PDN. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful.

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. Further, the manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $1.6 million and $2.7 million for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete, as was the case in the six months ended June 30, 2021 and the year ended December 31, 2020, when we recorded a charge of $1.4 million and $2.6 million, respectively.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017.  Most recently, we launched our next generation product platform, Senza Omnia, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020.  We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and next generation IPGs. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of the 10kHz Therapy through clinical data are all critical to increasing the adoption of this therapy.  We initiated two randomized controlled trials in 2018, SENZA-PDN and SENZA-NSRBP, which evaluate the 10kHz Therapy for the treatment of painful diabetic neuropathy and non-surgical refractory back pain, respectively. In January 2020 at NANS 2020, we presented the three-month data from our SENZA-PDN study, which was the largest SCS randomized controlled trial conducted to date for PDN. In January 2021, we presented the six-month data from our SENZA-PDN study at NANS 2021. In April 2021, the six-month data from the SENZA-PDN study was additionally published in JAMA Neurology, an international peer-reviewed journal. In June 2021, we presented the 12-month follow-up results and the 6-month crossover patient data at the American Diabetes Association 81st Scientific Sessions. With regard to the SENZA-NSRBP study, we presented the three-month primary endpoint results in January 2021 at NANS 2021, representing the first release of data from this randomized controlled trial.  In June 2021, we presented the 6-month data from SENZA-NSRBO at the American Society of Interventional Pain Physicians 23rd annual meeting. Both the SENZA-PDN and SENZA-NSRBP studies are ongoing, and further data will be presented and published in leading journals as the data becomes available.  In July 2021, we received FDA approval of our 10kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN.

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

We Do Not Expect to Continue to Experience Our Historical Worldwide Revenue Growth Rates

Our worldwide revenue has increased from $18.2 million for the year ended December 31, 2012 to $362.0 million for the year ended December 31, 2020.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza in the United States.  Over the past two years, our revenue growth in international markets has slowed significantly. Although we had experienced significant growth in sales in the United States for several years following our launch, we do not expect to continue that historic rate of revenue growth in the United States or on a worldwide basis.  The COVID-19 pandemic impacted our revenue in 2020 and continues to impact our revenue in 2021 as the pandemic continues. Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets in the near term.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. We adopted ASU 2019-12, Simplifying the Accounting for Income Taxes, on January 1, 2021.  There have been no other significant or material changes in our critical accounting policies during the three months ended June 30, 2021 to the items we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We significantly increased the size of our sales presence worldwide during 2018 and 2019, and we have maintained the overall size of our sales organization through 2021. We have historically increased marketing spending in order to generate additional sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States.

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

Consolidated Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,
	2021	2020	Change
(in thousands)
Revenue	$102,330	$56,390	$45,940
Cost of revenue	32,344	21,140	11,204
Gross profit	$69,986	$35,250	$34,736
Gross margin	68%	63%	5%

Revenue. Revenue increased to $102.3 million in the three months ended June 30, 2021 from $56.4 million in the three months ended June 30, 2020, an increase of $45.9 million, or 81%. Revenue in the United States was $85.0 million in the three months ended June 30, 2021, a 67% increase from $51.0 million in the three months ended June 30, 2020.  International revenue was $17.3 million in the three months ended June 30, 2021, compared to $5.4 million in the three months ended June 30, 2020. Our revenue in the three months ended June 30, 2020, was severely impacted by the COVID-19 pandemic. As we are experiencing some recovery from the pandemic, unit shipments in the current period increased substantially from the same period in the prior year.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $32.3 million in the three months ended June 30, 2021 from $21.1 million in the three months ended June 30, 2020, an increase of $11.2 million, or 53%.  This increase was primarily due to an increase of $12.2 million in the costs of manufactured product components, which was partially offset by a decrease of $1.3 million related to inventory write-downs. Gross profit increased to $70.0 million in the three months ended June 30, 2021 from $35.3 million in the three months ended June 30, 2020, an increase of $34.7 million, or 99%. Gross profit as a percentage of revenue, or gross margin, was higher at 68% for the three months ended June 30, 2021 compared to 63% at June 30, 2020, primarily due to decreased inventory write-downs and unabsorbed overhead, as a percentage of revenue. The increase in absolute growth profit was related directly to the substantial effect of the pandemic on our revenues in the three months ended June 30, 2020 and the partial recovery our business experienced in the three months ended June 30, 2021.

Operating Expenses

	Three Months Ended June 30,
	2021		2020
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$11,869	12%	$10,444	18%	$1,425
Sales, general and administrative	73,880	72%	60,167	107%	13,713
Total operating expenses	$85,749	84%	$70,611	125%	$15,138

Research and Development Expense. R&D expense increased to $11.9 million in the three months ended June 30, 2021 from $10.4 million in the three months ended June 30, 2020, an increase of $1.4 million, or 14%.  The increase in R&D expense was primarily due to an increase in development project expenses of $0.7 million, personnel expenses of $0.6 million, and regulatory fees of $0.3 million, which were partially offset by a decrease in clinical expenses of $0.6 million.

Sales, General and Administrative Expense. SG&A expense increased to $73.9 million in the three months ended June 30, 2021 from $60.2 million in the three months ended June 30, 2020, an increase of $13.7 million, or 23%.  This increase was primarily due to increased legal expenses of $4.7 million primarily associated with intellectual property litigation efforts, personnel expenses of $2.3 million, travel and meeting expenses of $2.6 million, marketing initiative expenses of $3.3 million, and $1.1 million related to our PDN referral team, $1.0 million in other corporate operating expenses, partially offset by a decrease in bad debt expenses of $1.3 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended June 30,
	2021	2020	Change
(in thousands)
Interest income	$163	$754	$(591)
Interest expense	(5,704)	(6,122)	418
Other income (expense), net	(88)	(290)	202
Provision for income taxes	198	44	154

Interest Income. Interest income decreased to $0.2 million in the three months ended June 30, 2021 from $0.8 million in the three months ended June 30, 2020, primarily due to a decrease in cash and investment balance after the cash settlement of the principal related to the 2021 Notes in June 2021, as well as a decrease in average investment return rates during the three months ended June 30, 2021.

Interest Expense. Interest expense decreased to $5.7 million in the three months ended June 30, 2021 from $6.1 million in the three months ended June 30, 2020, and the decrease was primarily due to the decreased interest expense and amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes, which were settled in June 2021.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a loss of $70,000 in the three months ended June 30, 2021 and a gain of $0.2 million in the three months ended June 30, 2020, respectively.

Provision for Income Taxes. Income tax expense was $0.2 million in the three months ended June 30, 2021 and $44,000 in the three months ended June 30, 2020. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Comparison of the six months ended June 30, 2021 and 2020

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,
	2021	2020	Change
(in thousands)
Revenue	$190,940	$143,857	$47,083
Cost of revenue	58,660	48,060	10,600
Gross profit	$132,280	$95,797	$36,483
Gross margin	69%	67%	2%

Revenue. Revenue increased to $190.9 million in the six months ended June 30, 2021 from $143.9 million in the six months ended June 30, 2020, an increase of $47.1 million, or 33%.  Revenue in the United States was $159.8 million in the six months ended June 30, 2021, a 26% increase from $126.3 million in the six months ended June 30, 2020.  International revenue was $31.2 million in the six months ended June 30, 2021, compared to $17.5 million in the six months ended June 30, 2020. Our revenue in the six months ended June 30, 2020, was severely impacted by the COVID-19 pandemic. As we are experiencing some recovery from the pandemic, unit shipments in the current period increased substantially from the same period in the prior year.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased to $58.7 million in the six months ended June 30, 2021 from $48.1 million in the six months ended June 30, 2020, an increase of $10.6 million, or 22%.  This increase was primarily due to an increase of $10.7 million in the costs of manufactured product components. Gross profit increased to $132.3 million in the six months ended June 30, 2021 from $95.8 million in the six months ended June 30, 2020, an increase of $36.5 million, or 38%. Gross profit as a percentage of revenue, or gross margin, was higher at 69% for the six months ended June 30, 2021 compared to 67% at June 30, 2020, primarily due to decreased costs of manufactured product components and unabsorbed overhead, as a percentage of revenue. The increase in absolute growth profit was related directly to the substantial effect of the pandemic on our revenues in the six months ended June 30, 2020 and the partial recovery our business experienced in the six months ended June 30, 2021.

Operating Expenses

	Six Months Ended June 30,
	2021		2020
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$23,403	12%	$22,656	16%	$747
Sales, general and administrative	147,152	77%	131,569	91%	15,583
Total operating expenses	$170,555	89%	$154,225	107%	$16,330

Research and Development Expense. R&D expense increased to $23.4 million in the six months ended June 30, 2021 from $22.7 million in the six months ended June 30, 2020, an increase of $0.7 million, or 3%.  The increase in R&D expense was primarily due to an increase in development project expenses of $1.2 million, personnel expenses of $1.0 million, and regulatory fees of $0.5 million, which was partially offset by a decrease in clinical expenses of $1.9 million.

Sales, General and Administrative Expense. SG&A expense increased to $147.2 million in the six months ended June 30, 2021 from $131.6 million in the six months ended June 30, 2020, an increase of $15.6 million, or 12%. This increase was primarily due to increased legal expenses of $8.1 million primarily associated with intellectual property litigation efforts, personnel expenses of $4.0 million, marketing initiative expenses of $4.4 million, $1.1 million related to our PDN referral team and $0.8 million in other corporate operating expenses, this was partially offset by decreased bad debt expenses of $1.9 million, and travel and meeting expenses of $0.9 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Six Months Ended June 30,
	2021	2020	Change
(in thousands)
Interest income	$460	$2,018	$(1,558)
Interest expense	(12,251)	(8,948)	(3,303)
Other income (expense), net	(545)	(243)	(302)
Provision for income taxes	540	350	190

Interest Income. Interest income decreased to $0.5 million in the six months ended June 30, 2021 from $2.0 million in the six months ended June 30, 2020.  Interest income in 2020 included interest income earned from a secured convertible note issued by a privately-held company, which was repaid in June 2020.  There was also a decrease in cash and investment balance after the cash settlement of the principal related to the 2021 Notes in June 2021, as well as a decrease in average investment return rates during the six months ended June 30, 2021.

Interest Expense. Interest expense increased to $12.3 million in the six months ended June 30, 2021 from $8.9 million in the six months ended June 30, 2020. The increase was primarily due to the amortization of debt discount and debt issuance costs related to the issuance of the 2025 Notes in April 2020. The accrual of interest expense related to the 2025 Notes additionally contributed to the increase in interest expense.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a loss of $0.5 million in the six months ended June 30, 2021 and a gain of $0.2 million in the six months ended June 30, 2020, respectively.

Provision for Income Taxes. Income tax expense was $0.5 million in the six months ended June 30, 2021 and $0.4 million in the six months ended June 30, 2020. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025.  Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. At June 30, 2021, we had cash, cash equivalents and short-term investments of $397.5 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

We expect to incur continued expenditures in the future in support of our commercial infrastructure and sales force. In addition, we intend to continue to make investments in the further development of our Senza product platform and 10kHz Therapy for the treatment of other chronic pain conditions, including ongoing R&D programs and conducting clinical trials. Further, we expect to expend significant cash resources pursuing and defending our ongoing intellectual property lawsuits. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

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

Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our 10kHz Therapy and our Senza product platform for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We face significant competition in the United States and internationally, which we believe will intensify as we continue to commercialize in the United States.  For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each have approved neuromodulation systems in at least the United States, Europe and Australia and have been established for several years. In addition to these major competitors, we may also face competition from other emerging competitors and smaller companies with active neuromodulation system development programs that may emerge in the future.

If we are unable to raise, or have access, to sufficient funds when needed, we may be required to delay, reduce, or terminate some or all of our commercial development plans.

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2021	2020
(in thousands)
Net cash provided by (used in)
Operating activities	$(11,360)	$(22,004)
Investing activities	284,132	(107,626)
Financing activities	(171,332)	341,005
Effect of exchange rate on cash flows	(20)	(233)
Net decrease in cash, cash equivalents and restricted cash	$101,420	$211,142

Cash Used in Operating Activities. Net cash used in operating activities was $11.4 million in the six months ended June 30, 2021, compared to $22.0 million in the six months ended June 30, 2020. In the six months ended June 30, 2021, net cash used in operating activities was primarily a result of the net losses recorded during the period of $51.2 million, as well as increases in inventory of $14.7 million, increases in prepaids and other assets of $4.2 million and decreases in other long term liabilities of $2.1 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $20.3 million, non-cash interest expense of $8.4 million, inventory write-down of $3.0 million, and depreciation and amortization of $2.3 million.  The changes were also offset by decreases in accounts receivable of $13.1 million and increases in accounts payable and accrued liabilities of $10.1 million. In the six months ended June 30, 2020, net cash used in operating activities was primarily a result of the net losses recorded during the period of $66.0 million, as well as a decrease in accounts payable and accrued liabilities of $13.6 million, increases in inventory of $3.6 million and decreases in long term liabilities of $1.8 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $18.6 million, non-cash interest expense of $6.2 million, inventory write-down of $3.3 million, depreciation and amortization of $2.5 million and amortization of operating lease assets of $1.7 million, as well as decreases in accounts receivable of $23.8 million, decreases in prepaids and other assets of $5.6 million and increases in provision of doubtful accounts of $2.0 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds from the maturity of short-term investments of $291.1 million in the six months ended June 30, 2021 and net purchases of investments of $113.1 million in the six months ended June 30, 2020.  We also had purchases of property and equipment of $6.9 million and $2.0 million in the six months ended June 30 2021 and 2020, respectively.  Additionally, we had a receipt of $7.5 million for the repayment of secured convertible notes from a privately held company in the six months ended June 30, 2020.

Cash Provided by (Used in) Financing Activities. Cash provided by (used in) financing activities consisted primarily of cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan, net of tax withholdings for net share settlement.  In the six months ended June 30 2021, the net received used from these activities was $1.2 million.  Additionally, we paid $172.5 million to settle the principal for our 2021 Notes. In the six months ended June 30 2020, the net cash received from financing activities was $341.0 million. The majority of this cash was from the proceeds of $183.6 million, net of issuance costs, from the 2025 Notes and the proceeds of $147.1 million, net of issuance costs, from the concurrent public common stock offering.  The cash received from these activities was offset by a net $17.5 million cost of convertible note hedge and warrant transactions, which included the $52.4 million purchase of convertible note hedges and proceeds of $34.9 million related to the sale of warrants.  Additionally, we received cash from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan, net of tax withholdings, of $27.7 million in the six months ended June 30, 2020.

Contractual Obligations and Commitments

We have lease obligations consisting of operating leases for our principal offices, which expire as set forth below, and for our warehouse space that expires in 2022.  In 2020, we also entered into an operating lease for a manufacturing facility in Costa Rica, which commenced in April 2021.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of June 30, 2021, we had minimum annual purchase commitments of $2.9 million due in the remainder of 2021.

We have also entered into a service agreement for which we are committed to pay $2.5 million in each of the next four years of the term of the service agreement, as well as a license agreement for which we are committed to pay $0.2 million over the remaining term of license agreement.

As of June 30, 2021, our contractual obligations related to the 2025 Notes are payments in interest of $5.2 million due each year from 2021 through 2024, and payments in interest and principal totaling $192.4 million due in 2025.

Off-Balance Sheet Arrangements

Through June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6 to the condensed consolidated financial statements within this report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our common stock:

•	The COVID-19 pandemic has harmed and continues to affect our business, financial condition, results of operations, and growth.
•

We are substantially dependent on continued market acceptance in the United States for our 10kHz Therapy, and the failure of our 10kHz Therapy to continue to gain market acceptance would negatively impact our business.

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

•	Our success depends on physicians’ use of our 10kHz Therapy to treat chronic back pain.
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

Risks Related to our Business

Our business, financial condition, results of operations and growth have been harmed by the effects of the COVID-19 pandemic and the pandemic continues to affect our business.

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. The COVID-19 outbreak has negatively impacted, and continues to negatively impact our operations and revenues and overall financial condition as the number of Senza trials and permanent system implant procedures has not recovered to pre-pandemic levels and demand for elective procedures remains unpredictable.  Such risks and uncertainties could be further aggravated by the spread of new, more viral or deadly variants of the COVID-19 virus.  During the height of the pandemic, the number of Senza systems procedures performed, similar to other elective surgical procedures, decreased as health care organizations globally prioritized the treatment of patients with COVID-19. For example, in the United States in the first half of 2020, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic. We believe the pandemic has resulted in an overall decrease to the global SCS therapy market of between 15% and 20% in 2020 as compared to 2019. As a result, we saw a decrease in revenue for 2020 compared to 2019, and we experienced a shift in revenue from the first half of 2020 into the second half of 2020 as certain of the restrictions on elective procedures have been lifted. These challenges may arise again at any time throughout the duration of the pandemic, which is uncertain, and could reduce our revenue while the pandemic continues. Notably, while elective procedures are increasing since the beginning of the pandemic, the pandemic continues to affect our business and, in particular, the predictably of trial and permanent implant procedures continues to be challenging to forecast in light of the ongoing pandemic and recent surges in cases. These challenges will likely continue for the duration of the pandemic, which is uncertain, and will affect our revenue while the pandemic continues.

In addition, even as the severity of the pandemic subsides, we are unable to predict the timing that demand for Senza system procedures may return to historic levels as prospective patients may decide to delay their procedures. As a result of the spread of more contagious and virulent variants, the COVID-19 pandemic could continue to result in a meaningful delay in patients seeking to have a Senza system trial. Further, we anticipate that the substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions will result in patients seeking to have Senza system trials or implant procedures performed having to navigate limited provider capacity. We believe these factors may have an adverse effect on the recovery of the global SCS therapy market and, as a result, the amount of time we predict for our sales to recover following the end of the pandemic.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2020, the governor of California, where our headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Senza systems. In addition, even after the lift of “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19, we continue to experience disruptions to our business as a result of patients and customers continuing to be cautious in restarting elective procedures in light of the continued risk posed by the virus.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our senior convertible notes which are due in April 2025. We expect any further shelter-in-place policies and restrictions on elective surgical procedures worldwide to have a substantial impact on our revenue. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. During the COVID-19 pandemic, our customers, including hospitals, ASCs and physician offices, have experienced financial hardship and some of them may not fully recover.  This could lead to some of these customers temporarily or permanently shutting down, filing for bankruptcy or being acquired by larger health systems, leading to reduced procedures and/or additional pricing pressure on our products. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States, Europe and Australia, which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Senza systems sold after the pandemic has ended.

We are substantially dependent on continued market acceptance in the United States for our 10kHz Therapy, and the failure of our 10kHz Therapy to continue to gain market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and the 10kHz Therapy for the treatment of chronic leg and back pain. Although we received approval of our PMA in May 2015, we are still in the relatively early stages of our commercialization efforts in the United States and have a limited history of commercializing our product in the United States. In July 2021, we received FDA approval of our 10kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN), and we are initiating a commercial rollout. We have incurred significant costs, including costs to continue to build our sales force in order to sustain our commercial sales in the United States, and we expect these costs to continue as we initiate our commercial rollout for the PDN market. If we are unable to continue to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is the principal market for Senza. If we are unsuccessful in our continuing efforts to commercialize our products, including, in particular Senza Omnia, or are unable to market our products as a result of a quality problem, failure to maintain or obtain additional regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our 10kHz Therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

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
•

difficulties and challenges in addressing the PDN market as the first neuromodulation therapy approved for this indication, some of which may be difficult to predict or foresee until later in the commercial rollout;

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

Moreover, physicians and hospitals may not perceive the benefits of our products and may be unwilling to change from the SCS devices they are currently using. Communicating the benefits of Senza and the 10kHz Therapy to these physicians and hospitals requires a significant commitment by our marketing team and sales organization. Physicians and hospitals may be slow to change their practices because of perceived risks arising from the use of new products. Physicians may not recommend or use Senza until there is more long-term commercial experience to convince them to alter their existing treatment methods, or until they receive additional recommendations from other physicians that our product is effective. We cannot predict when, if ever, physicians and hospitals may adopt use of our product. If we are unable to educate physicians and hospitals about the advantages of our 10kHz Therapy, do not continue to gain market acceptance of our product, or fail to significantly grow our market share, we will not be able to grow our revenue and our business and financial condition will be adversely affected.

We must continue to educate physicians and demonstrate to them the merits of our 10kHz Therapy compared to those of our competitors.

Physicians play a significant role in determining the course of a patient’s treatment and the type of product that will be used to treat a patient. An important part of our sales process includes the education of physicians on the safe and effective use of our 10kHz Therapy and our Senza products, particularly because Senza and high-frequency neuromodulation treatment is relatively new as compared to existing low-frequency traditional SCS systems, and is the first non-drug product approved for use in PDN.  As a result, our success depends, in large part, on effectively educating physicians about our 10kHz Therapy, including the results of our pivotal clinical studies. In order for us to sell our products, we must successfully demonstrate to physicians the merits of our 10kHz Therapy compared to our competitors’ products. Acceptance of our 10kHz Therapy depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of Senza as compared to our competitors’ products, and communicating to physicians the proper application of our 10kHz Therapy. Physicians typically need to perform several procedures to become comfortable using 10kHz Therapy and Senza. If a physician experiences difficulties during an initial procedure or otherwise, that physician may be less likely to continue to use our product or to recommend it to other physicians. As a result, educating physicians on the proper use of Senza is critical to the success of our commercialization efforts. If we are not successful in educating physicians and convincing them of the merits of our 10kHz Therapy or educating them on the use of Senza, they may not use our Senza products and we may be unable to increase our sales, sustain our growth or achieve profitability.

In addition, we believe receiving support of our products from physicians is essential for market acceptance and adoption. If we do not receive support from physicians or long-term data does not show the benefits of using our 10kHz Therapy, physicians may not use Senza. In such circumstances, our results of operations would be materially adversely affected. It is also important for our growth that these physicians advocate for the benefits of our products in the broader marketplace. If physicians misuse or ineffectively use our products, it could result in unsatisfactory patient outcomes, patient injuries, negative publicity or lawsuits against us, any of which could have an adverse effect on our business.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our 10kHz Therapy and our Senza products for the treatment of approved chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects, pricing and contracting, and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years. Further, since the launch of our product, these major competitors have all launched new SCS systems: Medtronic launched the Intellis system, Boston Scientific launched the Spectra WaveWriter SCS system, the WaveWriter Alpha SCS system and the Fast Acting Sub-perception Therapy, and Abbott Laboratories launched the Proclaim system. We believe these competitors will continue to launch new products, waveforms, and datasets to remain competitive. For example, in early 2020 Medtronic announced the acquisition of Stimgenics, a company that has developed a specific waveform (DTM) with a purported mechanism of action, and the results of an RCT which had superior results versus traditional SCS. The DTM waveforms have been launched, and launches such as these could result in a reduction of our differentiation in the marketplace. In addition to these major competitors, we also face competition from companies such as Stimwave, Saluda, Mainstay Medical and Nalu Medical, and may face competition from Neuspera Medical and Biotronik in the future. These companies are becoming more active in the SCS market. For instance, in the first quarter of 2019, Stimwave received FDA clearance for 10kHz stimulation, expanding their previous clearance for low frequency therapy, Nalu Medical received FDA clearance in the first quarter of 2019 for their SCS system, and Saluda Medical received CE Mark in the third quarter of 2019 for their SCS system, were added to the Prostheses List for the same system in Australia in July of 2020 and could potentially launch their SCS system in the United States as early as the second half of 2021. Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products either enjoy or may develop several advantages over us, including:

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. We expect to continue to incur losses as we build our U.S. commercial operations and continue to investigate the use of our 10kHz Therapy to treat other chronic pain conditions. We incurred net losses of $51.2 million in the six months ended June 30, 2021 and net losses of $83.1 million and $103.7 million for the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, our accumulated deficit was $544.0 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Our patent infringement lawsuits with Boston Scientific Corporation have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We believe that SCS procedures using our products are adequately described by existing CPT, HCPCS II and ICD-10-CM codes for the implantation of spinal cord stimulators and related leads performed in various sites of care, although such codes generally do not specifically describe procedures using either low-frequency or high-frequency stimulation. In the United States, although CMS approved a transitional pass-through payment for High-Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective as of January 1, 2016 through December 31, 2017, our customers currently do not receive separate reimbursement for our products. In addition, effective July 1, 2021, Medicare now requires Prior Authorization for certain hospital outpatient procedures, including SCS procedures.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. For our traditional chronic back and leg pain market, we believe that favorable coverage and reimbursement of procedures using our products from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date, while we continue to engage in efforts to educate payors on the advantages of 10kHz Therapy.  However, there can be no assurance that all private health insurance plans will cover procedures using the product.  We currently have more limited coverage and reimbursement for use of our therapy in PDN patients and are working to expand payor coverage to include the use of our 10kHz Therapy in this patient population. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful. A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

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

Our worldwide revenue has increased from $23.5 million for the year ended December 31, 2013 to $362.0 million for the year ended December 31, 2020.  Since May 2015 when we commenced the commercial launch of Senza in the U.S., our worldwide revenue growth has been substantially driven by sales of Senza products in the United States.  Despite the significant growth in sales in the U.S. for many years following our launch, we do not expect to continue this historic rate of revenue growth in the U.S. or on a worldwide basis.  Further, due to a number of factors, including governmental reimbursement constraints in the European SCS market limiting the number of annual SCS implants, market pressure in Australia and our current penetration in these markets, we expect minimal, if any, growth in our international markets.  The COVID-19 pandemic substantially impacted our revenue in 2020 and continues to impact our business in 2021.

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

Our success depends on physicians’ use of our 10kHz Therapy to treat chronic back pain and PDN.

Our success is dependent on physicians’ acceptance and use of our 10kHz Therapy to treat chronic back pain and our newest indication, PDN. We believe a significant limitation of current neuromodulation systems is the limited evidence supporting efficacy of traditional SCS for treating chronic back pain and PDN. Senza utilizes high-frequency stimulation technology capable of delivering waveform of up to 10,000 Hz for spinal cord stimulation that has been shown to be effective in the treatment of both leg and back pain and PDN. However, we may face challenges convincing physicians, many of whom have extensive experience with competitors’ SCS products and established relationships with other companies, to appreciate the benefits of the 10kHz Therapy and, in particular, its ability to treat back pain as well as leg pain, and adopt it for treatment of their patients. If Senza is unable to gain acceptance by physicians for the treatment of back pain and/or PDN, our potential to expand the existing neuromodulation market will be significantly limited and our revenue potential will be negatively impacted.

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

We believe that establishing and strengthening the Nevro and Senza brands is critical to achieving widespread acceptance of the 10kHz Therapy, particularly because of the highly competitive nature of the market for SCS products. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable product for successful treatment of chronic leg and back pain. Additionally, we believe the quality and reliability of our product is critical to building physician support of this new therapy in the United States and any negative publicity regarding the quality or reliability of Senza could significantly damage our reputation in the market. Further, given the established nature of our competitors, and our relatively recent commercial launch in the United States, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our 10kHz Therapy may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

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

Manufacturing and marketing Senza, and clinical testing of our 10kHz Therapy, may expose us to product liability and other tort claims. Although we have, and intend to maintain, liability insurance, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. For example, in 2014, the U.S. Supreme Court declined to hear an appeal where the U.S. Court of Appeals for the Ninth Circuit ruled that the Medical Device Amendments of 1976 to the FFDCA did not preempt state laws in a product liability case involving a medical device company. If other courts in the United States adopt similar rulings, we may be subject to increased litigation risk in connection with our products. Product liability claims could negatively affect our reputation, continued product sales, and our ability to obtain and maintain regulatory approval for our products.

If clinical studies for future indications do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to commercialize our products for these indications.

Clinical trials are necessary to support PMA applications and may be necessary to support PMA supplements for modified versions of our marketed device products. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. Adverse outcomes in the post-approval studies could also result in restrictions or withdrawal of approval of the PMA. We will likely need to conduct additional clinical studies in the future to support new indications for our products or for approvals or clearances of new product lines, or for the approval of the use of our products in some foreign countries. For example, we are currently conducting clinical trials for Senza to explore the potential for 10kHz Therapy to treat certain chronic pain conditions, including chronic upper limb and neck pain and non-surgical refractory back pain. We will likely need to conduct additional clinical studies in the future to support regulatory approval for the use of our products to treat some of these new indications. Clinical testing can take many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

Even though we may generate positive data to support the use of our therapy and products for market expansion opportunities, such as NSRBP and PDN, and even if we receive clearance to expand our approved indications of use to include additional indications, internal and external factors may make it more difficult for these additional indications and market expansion opportunities, or any other indications or other market expansion opportunities we may pursue in the future, to be commercially successful.

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

For example, even though we have received approval for 10kHz Therapy for patients diagnosed with PDN, we will still be required to educate patients and healthcare professionals of the benefits of our therapy and products for the treatment of painful diabetic neuropathy.  If we are unable to successfully educate patients and healthcare professionals, including referring physicians, we will not be able to establish our 10kHz Therapy as a viable treatment option for PDN.   Further, we will also be required to either engage and build, or to otherwise contract, a salesforce network to market the 10kHz Therapy for the treatment of PDN.  Any such effort could be costly and time-consuming, and there can be no guarantee that it will be successful.  In addition, we will also need to establish payor acceptance of the 10kHz Therapy as a treatment option for PDN, a process that may not be successful and could take many years to gain broad acceptance.  In addition to the foregoing factors, for our therapy for patients with non-surgical refractory back pain to be commercially successful it will require physicians who treat chronic back pain patients with back surgery to refer those patients to other physicians to perform an SCS procedure.

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

In addition, many of our employees have become, or will soon become, vested in a substantial amount of our stock or be able to exercise a substantial number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Further, our employees’ ability to exercise those options and sell their stock in a public market may result in a higher than normal turnover rate.

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

From time to time, we may be subject to legal proceedings and claims with respect to intellectual property.  For more information regarding our ongoing litigation with Boston Scientific and our lawsuit for patent infringement against Nalu Medical, see the section titled “Legal Proceedings” included under Part II, Item 1 of this Quarterly Report. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, that we do not control. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock and the value of the 2.75% convertible senior notes due 2025 (the 2025 Notes). Additionally, because we often do not control the timing of the public announcements, there is the potential for these announcements to be made during market hours, necessitating a halt in the trading of our common stock for periods of time.  Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. For example, two of our competitors, Boston Scientific and Medtronic, have filed oppositions in the EU with respect to certain of our patents. Boston Scientific has filed an entitlement action against us in the German courts. In addition, an anonymous petitioner has filed an opposition before the China National Intellectual Property Administration against one of our patents in China (which was dismissed, but for which the anonymous petitioner has filed an appeal). Defending our position in proceedings such as these will require management’s time and attention, as well as financial costs. Given the competitive environment in which we operate, we expect additional challenges to our intellectual property portfolio as we continue commercialization of Senza in the United States and abroad. An unfavorable outcome in these or any other such proceedings could cause us to lose valuable intellectual property rights and/or be unable to enforce our intellectual property rights, which could invite increased competition thereby materially harming our business.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build a commercial sales force in the United States, investigate the use of our 10kHz Therapy for the treatment of other chronic pain conditions, continue to otherwise grow our business, including potentially acquiring other businesses or technologies, manage the maturity of the 2025 Notes, and continue to operate as a public company. In particular, we believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of Senza in the United States, as well as the growth of our sales and marketing efforts and sales representative training, seeking additional foreign regulatory approvals, the preparation and submission of regulatory filings and the clinical development of any other product candidates or indications we may choose to pursue. These expenditures will also include costs associated with manufacturing and supply as well as marketing and selling Senza in the United States and elsewhere, and any other future products approved for sale, R&D, conducting preclinical studies and clinical trials and obtaining regulatory approvals.

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts, particularly in the United States, and our efforts to develop our Senza products and 10kHz Therapy for the treatment of additional chronic pain indications and develop technology complementary to our current product. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to seek additional funds. If we are unable to raise funds on favorable terms, or at all, the long-term growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock and the 2025 Notes, and could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates, or products that we otherwise would not relinquish. If we do not obtain additional resources, our ability to capitalize on business opportunities will be limited, we may be unable to compete effectively and the growth of our business will be harmed.

Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payor acceptance of our products and 10kHz Therapy;
•	our success in initiating patient trials for the 10kHz Therapy and converting those trials into permanent implants;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolescence or conformity with our product requirements;
•	fluctuations in the average sales prices of our products, in particular due to pricing pressure from competitors;
•	fluctuations in the expenses related to initiating, pursuing and defending lawsuits;
•	buying patterns of our customers;
•	the timing, expense and results of our commercialization efforts in the United States and elsewhere, R&D activities, clinical trials and regulatory approvals;
•	the introduction of new products and technologies by our competitors;
•	the productivity of our sales representatives;
•	difficulties in collecting receivables related to our sales in the United States;
•	fluctuations in expenses as a result of expanding our commercial operations and operating as a public company;
•	supplier, manufacturing or quality problems with our products;
•	changes in our pricing policies or strategies or in the pricing policies or strategies of our competitors; and
•	changes in coverage amounts or government and third-party payors’ reimbursement policies.

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

As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Our products consist of a substantial number of individual components. In order to market and sell Senza effectively, we often must maintain high levels of inventory. In particular, as we continue to market and sell Senza in the United States, we intend to maintain our high levels of inventory in order to meet our estimated demand and, as a result, incur significant expenditures associated with such levels of inventory. The manufacturing process requires lengthy lead times, during which components of our products may become obsolete, and we may over- or underestimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolescence comparatively, and we would be required to record an impairment charge, as we did in the first quarter of 2019 and the second quarter of 2020. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire and its value would become impaired. We have also experienced inventory write-

downs as a result of inventory that did not meet our product requirements. In addition, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. If our estimates of required inventory are too high, we may be exposed to further inventory obsolescence risk. In the event that a substantial portion of our inventory becomes obsolete or expires, or in the event we experience a supply chain imbalance as described above, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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

A portion of our business is located outside the United States and, as a result, we generate revenue and incur expenses denominated in currencies other than the U.S. dollar, a majority of which is denominated in Euros, British Pounds and Australian Dollars. As a result, changes in the exchange rates between such foreign currencies and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. As a result of such foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock and the value of the 2025 Notes could be adversely affected.

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

In addition, we are subject to the EU General Data Protection Regulation (GDPR), which imposes obligations on companies that operate in our industry with respect to the processing of personal data of individuals within the EEA and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Data privacy laws in the EU are developing rapidly and, in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA.  Following Brexit and the expiry of the transition period, from January 1, 2021, companies have had to comply with the GDPR and the GDPR as incorporated into the UK national law, with each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. These changes may lead to additional costs and increase our overall risk exposure. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from member states in the European Union to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision and remains under review by the Commission during this period.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the ACA was signed into law, which included, among other things, comparative effectiveness research initiatives and payment system reforms, including shared savings pilots and other provisions. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact demand for our product.

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

Risks Related to Our Securities

Our stock price may be volatile and as a result our stockholders may not be able to resell shares of our common stock at or above the price they paid and such volatility may also adversely impact the value of the 2025 Notes.

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

Because the 2025 Notes are convertible into shares of common stock, volatility or depressed market prices of our common stock could have a similar effect on the value of the 2025 Notes.  Holders who receive shares of our common stock upon conversion of the 2025 Notes will also be subject to the risk of volatility and depressed market prices of our common stock.  Similarly, the liquidity of the trading market in the 2025 Notes, and the market price quoted for the 2025 Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally.

In addition, the stock markets in general, and the markets for medical device stocks in particular, have experienced volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock and the value of the 2025 Notes. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2025 Notes, or to make cash payments in connection with any conversion of the 2025 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Regulatory actions and other events may adversely affect the value and liquidity of the 2025 Notes.

We expect that many investors in, and potential purchasers of, the 2025 Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the 2025 Notes. Investors would typically implement such a strategy by selling short the common stock underlying the notes and dynamically adjusting their short position while continuing to hold the 2025 Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc., or FINRA, and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the 2025 Notes.

We may incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in any debt instruments we may have, some of which debt may be secured debt. We are not restricted under the terms of the indenture governing the 2025 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the 2025 Notes that could have the effect of diminishing our ability to make payments on these notes when due.

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock and the value of the 2025 Notes could be adversely affected.

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

If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. The process of designing and implementing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock and the value of the 2025 Notes could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price and the value of the 2025 Notes may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price and the value of the 2025 Notes may decline.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price and the value of the 2025 Notes to fall.

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, upon the vesting of restricted stock units, upon conversion of the 2025 Notes, upon exercise of the warrants in the warrant transactions we entered into in connection with the offering of the 2021 Notes and 2025 Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2025 Notes could decline. As of June 30, 2021, we had outstanding a total of approximately 34.9 million shares of common stock, and approximately 7.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2025 Notes could decline.

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

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.  The repurchase rights under the 2025 Notes in connection with a fundamental change and any increase in the conversion rate in connection with a make-whole fundamental change could also discourage a potential acquirer.

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

NEVRO CORP.
(Registrant)

Date: August 4, 2021	/s/ D. KEITH GROSSMAN
D. Keith Grossman
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	/s/ RODERICK H. MACLEOD
Roderick H. MacLeod
Chief Financial Officer (Principal Financial and Accounting Officer)