Form 10-Q
period 2021-09-30
NEVRO CORP
filed 2021-11-08
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 29, 2021, there were 34,904,128 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$80,885	$44,597
Short-term investments	295,684	543,373
Accounts receivable, net of allowance for doubtful accounts of $1,706 and $3,000 at September 30, 2021 and December 31, 2020, respectively	63,460	77,667
Inventories	91,802	83,296
Prepaid expenses and other current assets	7,036	4,173
Total current assets	538,867	753,106
Property and equipment, net	20,303	13,531
Operating lease assets	18,196	18,142
Other assets	4,456	4,043
Restricted cash	606	606
Total assets	$582,428	$789,428
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$32,755	$23,109
Accrued liabilities	37,633	43,305
Short-term debt	—	168,776
Other current liabilities	4,459	3,975
Total current liabilities	74,847	239,165
Long-term debt	148,805	141,771
Long-term operating lease liabilities	16,279	16,689
Other long-term liabilities	23,295	3,343
Total liabilities	263,226	400,968
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at September 30, 2021 and December 31, 2020; 34,898,631 and 34,583,064 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	35	35
Additional paid-in capital	913,406	880,660
Accumulated other comprehensive income (loss)	(180)	598
Accumulated deficit	(594,059)	(492,833)
Total stockholders’ equity	319,202	388,460
Total liabilities and stockholders’ equity	$582,428	$789,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$93,205	$108,460	$284,145	$252,317
Cost of revenue	28,575	32,383	87,235	80,443
Gross profit	64,630	76,077	196,910	171,874
Operating expenses
Research and development	11,553	11,114	34,956	33,770
Sales, general and administrative	79,521	68,512	226,673	200,081
Certain litigation charges	20,000	—	20,000	—
Total operating expenses	111,074	79,626	281,629	233,851
Loss from operations	(46,444)	(3,549)	(84,719)	(61,977)
Interest income	99	537	559	2,555
Interest expense	(3,688)	(6,363)	(15,939)	(15,311)
Other income (expense), net	30	(402)	(515)	(645)
Loss before income taxes	(50,003)	(9,777)	(100,614)	(75,378)
Provision for income taxes	72	208	612	558
Net loss	(50,075)	(9,985)	(101,226)	(75,936)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(401)	757	(651)	289
Changes in unrealized gains on short-term investments, net	(8)	(152)	(127)	73
Net change in other comprehensive loss	(409)	605	(778)	362
Comprehensive loss	$(50,484)	$(9,380)	$(102,004)	$(75,574)
Net loss per share, basic and diluted	$(1.44)	$(0.29)	$(2.91)	$(2.27)
Weighted average number of common shares used to compute basic and diluted net loss per share	34,878,443	34,356,936	34,774,423	33,398,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three and nine months ended September 30, 2021

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	34,583,064	$35	$880,660	$(492,833)	$598	$388,460
Exercise of common stock options	28,152	—	1,331	—	—	1,331
Issuance of common stock upon release of restricted stock units	99,389	—	—	—	—	—
Shares withheld for tax obligations	(17,886)	—	(2,801)	—	—	(2,801)
Stock based compensation	—	—	9,235	—	—	9,235
Net loss	—	—	—	(29,561)	—	(29,561)
Other comprehensive loss	—	—	—	—	(459)	(459)
Balances at March 31, 2021	34,692,719	35	888,425	(522,394)	139	366,205
Exercise of common stock options	5,998	—	305	—	—	305
Issuance of common stock upon release of restricted stock units	133,609	—	—	—	—	—
Shares withheld for tax obligations	(15,142)	—	(2,314)	—	—	(2,314)
Issuance of common stock under employee stock purchase plan	37,753	—	4,648	—	—	4,648
Issuance of common stock from conversion of convertible senior notes due 2021	682,912	1	(1)	—	—	—
Exercise of bond hedge for convertible senior notes due 2021	(682,916)	(1)	1	—	—	—
Stock based compensation	—	—	11,032	—	—	11,032
Net loss	—	—	—	(21,590)	—	(21,590)
Other comprehensive loss	—	—	—	—	90	90
Balances at June 30, 2021	34,854,933	35	902,096	(543,984)	229	358,376
Exercise of common stock options	1,773	—	51	—	—	51
Issuance of common stock upon release of restricted stock units	52,611	—	—	—	—	—
Shares withheld for tax obligations	(10,686)	—	(1,375)	—	—	(1,375)
Stock based compensation	—	—	12,634	—	—	12,634
Net loss	—	—	—	(50,075)	—	(50,075)
Other comprehensive loss	—	—	—	—	(409)	(409)
Balances at September 30, 2021	34,898,631	$35	$913,406	$(594,059)	$(180)	$319,202

For the three and nine months ended September 30, 2020

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2019	31,544,361	$32	$626,401	$(409,768)	$(313)	$216,352
Exercise of common stock options	390,476	—	17,364	—	—	17,364
Issuance of common stock upon release of restricted stock units	99,790	—	—	—	—	—
Shares withheld for tax obligations	(11,055)	—	(1,187)	—	—	(1,187)
Stock based compensation	—	—	8,483	—	—	8,483
Net loss	—	—	—	(24,888)	—	(24,888)
Other comprehensive loss	—	—	—	—	(1,044)	(1,044)
Balances at March 31, 2020	32,023,572	32	651,061	(434,656)	(1,357)	215,080
Issuance of common stock upon underwritten public offering, net of issuance costs	1,868,750	2	147,142	—	—	147,144
Conversion feature of convertible senior notes due 2025, net of allocated costs	—	—	48,340	—	—	48,340
Purchase of bond hedges	—	—	(52,390)	—	—	(52,390)
Sale of warrants	—	—	34,933	—	—	34,933
Exercise of common stock options	196,024	—	8,357	—	—	8,357
Issuance of common stock upon release of restricted stock units	146,105	—	—	—	—	—
Shares withheld for tax obligations	(12,694)	—	(1,551)	—	—	(1,551)
Issuance of common stock under employee stock purchase plan	52,733	—	4,690	—	—	4,690
Stock based compensation	—	—	10,087	—	—	10,087
Net loss	—	—	—	(41,063)	—	(41,063)
Other comprehensive loss	—	—	—	—	801	801
Balances at June 30, 2020	34,274,490	34	850,669	(475,719)	(556)	374,428
Exercise of common stock options	89,988	1	3,201	—	—	3,202
Issuance of common stock upon release of restricted stock units	72,331	—	—	—	—	—
Shares withheld for tax obligations	(17,510)	—	(2,441)	—	—	(2,441)
Stock based compensation	—	—	13,971	—	—	13,971
Net loss	—	—	—	(9,985)	—	(9,985)
Other comprehensive loss	—	—	—	—	605	605
Balances at September 30, 2020	34,419,299	$35	$865,400	$(485,704)	$49	$379,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(101,226)	$(75,936)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,470	3,654
Amortization of operating lease assets	2,806	2,521
Stock-based compensation expense	32,908	32,537
Amortization of premium (accretion of discount) on short-term investments	1,008	130
Provision for doubtful accounts	(1,222)	2,395
Write-down of inventory	3,707	4,216
Loss on disposal of equipment	—	12
Amortization of debt discount and issuance costs	10,759	10,510
Unrealized (gains) losses on foreign currency transactions	2,753	(122)
Changes in operating assets and liabilities
Accounts receivable	14,983	1,459
Inventories	(23,236)	3,237
Prepaid expenses and other current assets	(2,878)	3,315
Other assets	(416)	1,858
Accounts payable	17,896	8,716
Accrued liabilities	(4,718)	(6,516)
Other long-term liabilities	16,684	(2,654)
Net cash used in operating activities	(26,722)	(10,668)
Cash flows from investing activities
Purchases of short-term investments	(354,614)	(437,516)
Proceeds from maturity of short-term investments	601,171	155,646
Repayment from (investment in) private company	—	7,500
Purchases of property and equipment	(10,610)	(3,387)
Net cash provided by (used in) investing activities	235,947	(277,757)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net	—	147,144
Proceeds from issuance of convertible notes	—	189,750
Convertible notes debt issuance costs	—	(6,105)
Proceeds from issuance of warrants	—	34,933
Purchase of convertible note hedges	—	(52,390)
Repayment of convertible notes	(172,500)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(6,491)	(5,179)
Proceeds from issuance of common stock to employees	6,334	33,613
Net cash provided by financing activities	(172,657)	341,766
Effect of exchange rate changes on cash and cash equivalents	(280)	(86)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,288	53,255
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	45,203	66,329
Cash, cash equivalents and restricted cash at end of period	$81,491	$119,584
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$482	$1,032

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

Since inception, the Company has cumulatively incurred net losses and negative cash flows from operations. During the year ended December 31, 2020, the Company incurred a net loss of $83.1 million and had cash provided by operations of $1.2 million. For the nine months ended September 30, 2021, the Company incurred a net loss of $101.2 million and used $26.7 million of cash in operations. At September 30, 2021 and December 31, 2020, the Company had an accumulated deficit of $594.1 million and $492.8 million, respectively. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due 2021 (2021 Notes), which matured and were settled in June 2021.  Additionally, in April 2020, the Company issued a total of $189.8 million aggregate principal amount of convertible senior notes due 2025 (2025 Notes).  The total net proceeds from this debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million. Concurrent with this debt offering, the Company also completed an underwritten public offering for 1,868,750 shares of its common stock, from which the Company received cash proceeds of $147.1 million, net of underwriting discounts and commissions and offering costs. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements as of September 30, 2021 and for the nine months ended September 30, 2021 and 2020, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 24, 2021. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2021, and the results of its operations and cash flows for the nine months ended September 30, 2021 and 2020. All such adjustments are of a normal and recurring nature. The interim financial data as of September 30, 2021 is not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future period.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in the Annual Report.

Other Risks and Uncertainties

The Company is subject to risks related to the public health crises such as the global pandemic associated with COVID-19, which has spread to most countries and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and may continue to negatively impact the Company’s operations and revenues and overall financial condition by decreasing the number of Senza system procedures performed. Through September 30, 2021, the number of Senza system procedures performed, similar to other elective surgical procedures, has decreased as health care organizations globally have prioritized the treatment of patients with COVID-19 and as governments imposed restrictions on the performance of elective procedures. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic. These measures and challenges may continue for the duration of the pandemic, which is uncertain, and may reduce our revenue while the pandemic continues.

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

Revenue by geography is based on the billing address of the customer. The United States was the only country with revenue accounting for 10% or more of the total revenue in any of the periods presented, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	84%	84%	84%	86%

In July 2021, the Company received FDA approval of its proprietary 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN). For the three months ended September 30, 2021, the Company recognized revenue of $1.7 million related to the PDN indication.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net unrealized foreign currency gain (loss)	$(745)	$(493)	$(2,861)	$264
Net realized foreign currency gain (loss)	787	128	2,385	(406)

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the condensed consolidated financial statements include items such as allowances for doubtful accounts; warranty obligations; clinical accruals; stock-based compensation; depreciation and amortization periods; inventory valuation; valuation of investments; loss contingencies; and accounting for income taxes. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by the management. Actual results may differ from those estimates under different assumptions or conditions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States and is in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the periods ended September 30, 2021 and December 31, 2020.  The Company also held cash in foreign banks of approximately $8.5 million at September 30, 2021 and $17.6 million at December 31, 2020 that was not insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

During the three and nine months ended September 30, 2021 and 2020, no single customer accounted for 10% or more of the Company’s revenue. As of September 30, 2021 and December 31, 2020, no single customer accounted for 10% or more of the accounts receivable balance.

Allowance for Doubtful Accounts

The Company makes estimates of the collectability of accounts receivable.  In doing so, the Company analyzes historical bad debt trends, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  For the three and nine months ended September 30, 2021, the Company recognized bad debt expenses of $14,000 and $0.1 million, respectively. For the three and nine months ended September 30, 2020, the Company recognized bad debt expenses of $0.7 million and $2.7 million, respectively.

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

3. Lease Accounting

The Company has operating leases for office space, a manufacturing facility, warehouse, research and development facilities and equipment. Leases with terms of 12 months or less are not recorded on the balance sheet, as the related lease expenses are recognized on a straight-line basis over the lease term.  The Company accounts for lease components (such as fixed payments) separately from non-lease components (such as common area expenses). The Company classified and measured its lease for the Costa Rica manufacturing facility on its commencement date in April 2021, which resulted in the recording of operating lease assets of $2.9 million and operating lease liabilities of $2.9 million. As of September 30, 2021, the Company has leases with remaining terms of less than 1 years to 10 years, some of which may include options to extend the lease term for up to 5 years.

The weighted average lease terms and discounts rates are as follows:

	September 30, 2021	December 31, 2020
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	4.42 years	4.32 years
Weighted-average discount rate	7.0%	7.0%

As of September 30, 2021, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2021, remaining months	$1,373
2022	5,618
2023	5,892
2024	6,069
2025	2,792
Thereafter	2,382
Total lease payments	24,126
Less: Interest	(3,487)
Present value of lease liabilities	$20,639

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$1,333	$1,234	$3,901	$3,702

Supplemental balance sheet information are as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating Leases:
Operating lease assets	$18,196	$18,142

Other current liabilities	$4,360	$3,876
Long term operating lease liabilities	16,279	16,689
Total operating lease liabilities	$20,639	$20,565

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,373	$1,247	$3,880	$3,676

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

Balance as of September 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$23,277	$—	$—	$23,277
Agency bonds (iii)	—	68,986	—	68,986
Commercial paper (ii)	—	108,122	—	108,122
Corporate notes (iii)	—	14,586	—	14,586
Treasury bonds (iii)	146,235	—	—	146,235
Total assets	$169,512	$191,694	$—	$361,206

Balance as of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$16,273	$—	$—	$16,273
Agency bonds (iii)	—	210,302	—	210,302
Commercial paper (iii)	—	277,602	—	277,602
Corporate notes (iii)	—	25,395	—	25,395
Treasury bonds (iii)	30,074	—	—	30,074
Total assets	$46,347	$513,299	$—	$559,646

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

(iii)	Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of December 31, 2020, the fair value of the 1.75% convertible senior notes due 2021 was $312.8 million.  On June 1, 2021, the Company settled the 2021 Notes at maturity and, as of September 30, 2021, the 2021 Notes were no longer outstanding. As of September 30, 2021 and December 31, 2020, the fair value of the 2.75% convertible senior notes due 2025 was $256.1 million and $348.1 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7).

5. Balance Sheet Components

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $23.3 million and $16.3 million as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use.

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$68,970	$16	$—	$68,986
Commercial paper (i)	108,129	—	(7)	108,122
Corporate notes	14,591	—	(5)	14,586
Treasury bonds	146,239	12	(16)	146,235
Total securities	$337,929	$28	$(28)	$337,929

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$210,225	$79	$(2)	$210,302
Commercial paper	277,593	23	(14)	277,602
Corporate notes	25,364	40	(9)	25,395
Treasury bonds	30,064	10	—	30,074
Total securities	$543,246	$152	$(25)	$543,373

(i)	Includes $42.2 million of commercial paper that are classified as cash and cash equivalents on the condensed consolidated balance sheets.

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of September 30, 2021 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$279,648	$279,662
Amounts maturing after one year through five years	58,281	58,267
Total investment securities	$337,929	$337,929

Inventories (in thousands)

	September 30,	December 31,
	2021	2020
Raw materials	$42,627	$34,405
Finished goods	49,175	48,891
Total inventories	$91,802	$83,296

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write-down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total write-downs of $0.7 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $3.7 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively.  The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

Property and Equipment, Net (in thousands)

	September 30,	December 31,
	2021	2020
Laboratory equipment	$8,447	$7,072
Computer equipment and software	15,663	12,671
Furniture and fixtures	4,215	3,918
Leasehold improvements	10,317	4,289
Construction in process	2,904	3,354
Total	41,546	31,304
Less: Accumulated depreciation and amortization	(21,243)	(17,773)
Property and equipment, net	$20,303	$13,531

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Depreciation and amortization expense	$1,220	$1,174	$3,470	$3,654

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2021	2020
Accrued payroll and related expenses	$26,049	$30,971
Accrued professional fees	5,446	2,101
Accrued taxes	471	1,191
Accrued clinical and research expenses	347	668
Accrued interest	—	1,548
Accrued warranty	544	699
Accrued other	4,776	6,127
Total accrued liabilities	$37,633	$43,305

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

The Company entered into a separate non-cancellable facility lease for warehouse space beginning on March 1, 2017 through February 28, 2022, under which it is obligated to pay approximately $0.4 million in lease payments over the term of the lease.  In October 2021, the Company entered into a first amendment of the warehouse lease, which extends the lease term to terminate on May 31, 2025 and under which the Company is obligated to pay approximately $0.4 million over the term of the extension period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning balance	$822	$933	$699	$1,178
Provision for warranty	622	686	1,899	1,409
Utilization	(900)	(628)	(2,054)	(1,596)
Ending balance	$544	$991	$544	$991

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

The Company’s obligation to pay royalties ends on the last day of the fifth calendar year after the year for which the first commercial sales occurred within a country. As such, the Company’s royalty obligations related to the geographies into which it currently sells ended on December 31, 2020. The Company recognized royalty expense during the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Royalty expense	$—	$927	$—	$2,154

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. When determining the estimated loss or range of loss, significant judgement is required.  The Company accrued a loss contingency of $20.0 million at September 30, 2021 related to the Delaware I case described in the Legal Matters section below. There were no contingent liabilities requiring accrual at December 31, 2020.

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

Legal Matters

Boston Scientific Litigations

California Litigation Related to High Frequency

On November 28, 2016, the Company filed a lawsuit for patent infringement against Boston Scientific Corporation and Boston Scientific Neuromodulation Corporation (collectively, Boston Scientific). The lawsuit, filed in the U.S. District Court for the Northern District of California (the California Court), asserted that Boston Scientific was infringing, or would soon begin infringing, seven of the Company’s patents covering inventions relating to the Senza system and 10 kHz Therapy. Shortly after the Company filed this lawsuit in 2016, Boston Scientific cancelled its original launch plan and modified its SCS system to avoid infringing the asserted patents. On July 24, 2018, the California Court issued an order on claim construction and summary judgment.  In the order, the California Court ruled that the Company’s asserted method claims were patent eligible and not invalid as indefinite.  Collectively, the asserted method claims cover methods for delivering SCS therapy at frequencies between 1.5 kHz and 100 kHz.

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

On July 31, 2018, the parties entered into an agreement to dismiss the Company’s declaratory judgment claims, without prejudice, so that the Company and Boston Scientific could each appeal portions of the California Court’s July 24th ruling to the Federal Circuit.  On April 9, 2020, the Federal Circuit returned its ruling, which vacated and remanded the California Court’s judgment of invalidity.  As a result of the Federal Circuit’s ruling, the system claims invalidated by the California Court were reinstated, and thus all of the Company’s asserted claims remain valid and enforceable.  On December 14, 2020, the parties agreed to the final dismissal of all remaining claims before the California Court based on Boston Scientific’s assertion to the court that it did not have any current plans to commercially launch a high frequency SCS system in the United States.  The California Court entered the agreed upon dismissal on December 16, 2020.

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

Through various orders from the court, portions of Boston Scientific’s Delaware I case were dismissed, and portions of Boston Scientific’s Delaware II case have been stayed for future litigation.

In relation to the Delaware I case, of the ten patents originally asserted on December 9, 2016, Boston Scientific proceeded to trial with four patents directed to SCS leads and lead manufacturing techniques. On November 1, 2021, a Delaware jury found that the Company infringed Boston Scientific’s patents U.S. 7,891,085 (“the ‘085 patent”) and U.S. 8,019,439, and that the Company did not infringe Boston Scientific’s patents U.S. 8,646,172 and U.S. 8,650,747.  With regard to the ‘085 patent, the jury found that the infringement was willful, though the infringement of the ‘085 patent was only directed to a limited number of SCS leads that the Company sold internationally between 2012 and 2014.  Boston Scientific does not assert that the Company continues to infringe the ‘085 patent.  The Delaware jury awarded Boston Scientific $20.0 million.  The Company disagrees with this decision and plans to appeal, which could take approximately 18-24 months to resolve.  The jury award will not be paid until after the conclusion of the appeal process.

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

Stimwave Litigation

On February 14, 2019, the Company filed a lawsuit for patent infringement against Stimwave Technologies, Inc. (Stimwave) in the Delaware Court asserting that Stimwave was infringing the Company’s patents covering inventions related to its 10 kHz Therapy and the Senza system, as well as a claim for false advertising under the Lanham Action Section 43(a), 15 U.S.C. § 1125(a).  In relation to this lawsuit, on July 24, 2019, the Delaware Court granted the Company’s motion for preliminary injunction, and issued an order barring Stimwave, and all affiliated persons and entities, from infringing patent claims covering frequencies between 3 kHz and 10 kHz. On February 27, 2020, the Company and Stimwave entered into a Settlement Agreement, in which Stimwave agreed to cease commercialization of all high frequency spinal cord stimulation systems worldwide.  Stimwave also agreed to entry of a permanent injunction in the Delaware Court, under which Stimwave’s products will not deliver spinal cord stimulation therapy that includes pulse frequencies between 1,500 Hz and 100,000 Hz. The permanent injunction was filed with the Delaware Court and entered on March 2, 2020.  After the Delaware Court entered the permanent injunction, the case (including Stimwave’s appeal of the preliminary injunction order) were dismissed.  As part of the permanent injunction filing, Stimwave acknowledged the validity of the patents Nevro asserted in the litigation.  Per the Company’s request, the permanent injunction order does not enjoin Stimwave from providing follow-up care and programming for any patients who were already programmed with high frequency therapy in the United States prior to March 6, 2020, and in the rest of the world prior to April 30, 2020.

Nalu Litigation

On February 28, 2020, the Company filed a lawsuit in the Delaware Court for patent infringement against Nalu Medical, Inc. (Nalu) asserting that Nalu is infringing the Company’s patents covering inventions related to its 10 kHz Therapy and the Senza system.

As of September 30, 2021, the Company recorded a liability of $20.0 million in relation to the aforementioned Delaware I case.

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

7. Debt

2021 Notes and Convertible Note Hedge and Warrant Transactions

On June 1, 2021, the 2021 Notes matured and the Company settled the 2021 Notes.  The Company paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes.  In addition, the Company exercised its option under the bond hedge and received 682,916 shares of common stock from the bank counterparties.   As of September 30, 2021, the 2021 Notes were no longer outstanding.

2025 Notes and Convertible Note Hedge and Warrant Transactions

During the three months ended September 30, 2021 the conditions allowing holders of the 2025 Notes to convert have not been met. Therefore, the 2025 Notes are not convertible during the three months ended December 31, 2021. As of September 30, 2021, the if-converted value of the 2025 Notes exceeded the principal value of those notes by $20.6 million.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	September 30,	December 31,
	2021	2020
Principal	$189,750	$189,750
Unamortized discount	(37,392)	(43,919)
Unamortized issuance cost	(3,553)	(4,060)
Net carrying amount	$148,805	$141,771

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

	September 30,	December 31,
	2021	2020
Debt discount related to value of conversion option	$49,947	$49,947
Debt issuance cost	(1,607)	(1,607)
Net carrying amount	$48,340	$48,340

The following table sets forth the interest expense recognized related to the 2021 Notes and the 2025 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Contractual interest expense	$1,305	$2,059	$5,180	$4,801
Amortization of debt discount	2,209	3,854	9,709	9,341
Amortization of debt issuance costs	174	449	1,048	1,165
Total interest expense	$3,688	$6,362	$15,937	$15,307

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss, basic and diluted	$(50,075)	$(9,985)	$(101,226)	$(75,936)
Weighted average shares used to compute basic and diluted net loss per share	34,878,443	34,356,936	34,774,423	33,398,454
Net loss per share, basic and diluted	$(1.44)	$(0.29)	$(2.91)	$(2.27)

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. The conversion spread for the Company’s outstanding convertible senior notes will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $105.00 per share for the 2025 Notes.  Although this condition was met in the three months ended September 30, 2021, the Company excluded the potential shares issuable upon conversion of the 2025 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive due to the net loss position of the Company during this period. In connection with the issuance of the 2025 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the

2025 Notes. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	September 30,
	2021	2020
Unreleased restricted stock	1,010,398	1,134,640
Options to purchase common stock	755,313	893,459
Convertible senior notes	1,807,141	3,597,174
Warrants related to the issuance of convertible senior notes	3,597,174	3,597,174
Total	7,170,026	9,222,447

9. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  The Company recorded an expense for matching contributions of $0.2 million and $2.8 million for the three and nine months ended September 30, 2021 and $0.2 million and $2.5 million for the three and nine months ended September 30, 2020, respectively.

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

There were zero and 37,753 shares of common stock issued under the ESPP for the three and nine months ended September 30, 2021 and zero and 52,733 shares of common stock issued under the ESPP for the three and nine months ended September 30, 2020. Shares available for future purchase under the ESPP were 1,594,958 at September 30, 2021.

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

Overview

We are a global medical device company focused on providing innovative products that improve the quality of life of patients suffering from chronic pain.  We have developed and commercialized the Senza spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain, and in 2019 launched our newest product platform, Senza® Omnia™. Our proprietary, paresthesia-free 10 kHz Therapy, delivered by our Senza system, was demonstrated in our SENZA-RCT study to be superior to traditional SCS therapy. The 10 kHz Therapy was nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  Comparatively, traditional SCS therapy has not demonstrated the same level of efficacy in treating back pain and is used primarily for treating leg pain, limiting its market adoption. Our SENZA-RCT study, along with our European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We currently have multiple clinical trials in progress, including two large randomized control trials seeking additional data to support market expansion, such as painful diabetic neuropathy (PDN) and non-surgical refractory back pain (NSRBP). We believe the superiority of the 10 kHz Therapy over traditional SCS therapies has allowed us to capitalize on and expand the approximately $2.5 billion, pre-COVID-19 pandemic, global SCS market by treating both back and leg pain without paresthesia.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our 10 kHz Therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our family of surgical leads, marketed as the Surpass surgical lead, and in April 2020 received FDA approval for our reduced-size Surpass-C surgical lead. In January 2018, we received FDA approval of our next generation Senza II SCS system.  In the fourth quarter of 2019, we received FDA approval of our next generation product platform, Senza Omnia, which we launched in the United States in the fourth quarter of 2019. Additionally, we received approval to commercially launch Senza Omnia in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approval for our first Senza Omnia upgrade and our next generation trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. The tables below set forth our revenue from U.S. and international sales the past eleven quarters on a quarterly basis and total revenue for each of the past five full years, as well as the nine months ended September 30, 2021.

	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021
Revenue from:	(in millions)
U.S. sales	$65.8	$78.1	$84.2	$97.9	$75.3	$51.0	$90.9	$94.6	$74.7	$85.0	$78.1
International sales	16.3	15.5	16.0	16.5	12.2	5.4	17.5	15.1	13.9	17.3	15.2
Total sales revenue	$82.1	$93.6	$100.2	$114.4	$87.5	$56.4	$108.5	$109.7	$88.6	$102.3	$93.2

	2016	2017	2018	2019	2020	Nine Months Ended September 30, 2021
Revenue from:	(in millions)
U.S. sales	$173.3	$263.5	$321.8	$326.0	$311.9	$237.8
International sales	55.2	63.2	65.5	64.3	50.2	46.3
Total sales revenue	$228.5	$326.7	$387.3	$390.3	$362.0	$284.1

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of September 30, 2021 was $594.1 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10 kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

In April 2020, we issued $165.0 million aggregate principal amount of 2.75% convertible senior notes due 2025 (the 2025 Notes) in a registered underwritten public offering and an additional $24.8 million aggregate principal amount of such notes pursuant to the underwriters’ exercise in full of their option to purchase additional 2025 Notes. The 2025 Notes’ interest rates are fixed at 2.75% per annum, with interest payable semi-annually in arrears on April 1 and October 1 of each year, which commenced on October 1, 2020.  The total net proceeds from the 2025 Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million. In connection with the offering of the 2025 Notes, we entered into convertible note hedge transactions in which we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of common stock at a price of approximately $105.00 per share. The total cost of the convertible note hedge transactions was $52.4 million.  In addition, we sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of our common stock at a price of $147.00 per share. We received $34.9 million in cash proceeds from the sale of these warrants.  The net cost incurred in connection with the convertible note hedge and warrant transactions was $17.5 million. Concurrent with the registered underwritten public offering of the 2025 Notes, we completed an underwritten public offering of common stock and issued 1,868,750 shares of common stock, including 243,750 shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. As a result of this public offering of common stock, we received cash proceeds of $147.1 million, net of underwriting discounts and commissions and offering costs. On June 1, 2021, our outstanding 1.75% convertible senior notes due 2021 (2021 Notes) matured, and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes.  In addition, we exercised our option under the bond hedge and received 682,916 shares of common stock from the bank counterparties.  As of September 30, the 2021 Notes were no longer outstanding.

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

COVID-19 Pandemic

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. The COVID-19 outbreak has negatively impacted, and continues to negatively impact our operations and revenues and overall financial condition as the number of Senza trials and permanent system implant procedures has not recovered to pre-pandemic levels and demand for elective procedures remains unpredictable. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic. Although some restrictions on elective procedures have eased, the effect of the pandemic and recent surges in cases continue to affect patient willingness for interventional therapy for chronic pain and the number elective procedures being performed. These challenges will likely continue for the duration of the pandemic, which is uncertain, and will affect our revenue while the pandemic continues.

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

In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN, and we have initiated a commercial rollout. In order to successfully commercialize our PDN opportunity, we will need to invest in and incur significant costs for this new indication and patient population, including costs to continue to build our sales force, marketing efforts and continuing clinical activities.  Our success in the PDN market will be dependent on, among other factors, the perceived efficacy of our therapy for PDN patients, our ability to educate and generate awareness of our therapy for referring physicians, treating physicians and patients, and our ability to obtain sufficient third-party coverage or reimbursement for use of our therapy in PDN patients.

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

We are working to expand payor coverage to include the use of our 10 kHz Therapy for the management of chronic intractable pain associated with PDN. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful.

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. Further, the manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $2.0 million and $2.7 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete, as was the case in the nine months ended September 30, 2021 and the year ended December 31, 2020, when we recorded a charge of $1.7 million and $2.6 million, respectively.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017.  Most recently, we launched our next generation product platform, Senza Omnia, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020.  In the first quarter of 2021, we received FDA approvals for our first Senza Omnia upgrade and a new trial stimulator. We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and next generation IPGs. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of the 10 kHz Therapy through clinical data are all critical to increasing the adoption of this therapy.  We initiated two randomized controlled trials in 2018, SENZA-PDN and SENZA-NSRBP, which evaluate the 10 kHz Therapy for the treatment of PDN and NSRBP, respectively. In January 2020 at NANS 2020, we presented the three-month data from our SENZA-PDN study, which was the largest SCS randomized controlled trial conducted to date for PDN. In January 2021, we presented the six-month data from our SENZA-PDN study at NANS 2021. In April 2021, the six-month data from the SENZA-PDN study was additionally published in JAMA Neurology, an international peer-reviewed journal. In June 2021, we presented the 12-month follow-up results and the 6-month crossover patient data at the American Diabetes Association 81st Scientific Sessions. With regard to the SENZA-NSRBP study, we presented the three-month primary endpoint results in January 2021 at NANS 2021, representing the first release of data from this randomized controlled trial.  In June 2021, we presented the 6-month data from SENZA-NSRBP at the American Society of Interventional Pain Physicians 23rd annual meeting. Both the SENZA-PDN and SENZA-NSRBP studies are ongoing, and further data will be presented and published in leading journals as the data becomes available.  In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements. We adopted ASU 2019-12, Simplifying the Accounting for Income Taxes, on January 1, 2021.  There have been no other significant or material changes in our critical accounting policies during the three months ended September 30, 2021 to the items we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Operating Expenses

Our operating expenses consist of R&D expense, sales, general and administrative (SG&A) expense and certain litigation charges. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, bonus incentives, benefits, stock-based compensation and sales commissions.

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

Certain litigation charges. We record a liability for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required. We record litigation charges that we consider to be unusual or infrequent and significant as Certain litigation charges in our consolidated statements of operations.  All other legal expenses are recorded within SG&A expense.

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,
	2021	2020	Change
(in thousands)
Revenue	$93,205	$108,460	$(15,255)
Cost of revenue	28,575	32,383	(3,808)
Gross profit	$64,630	$76,077	$(11,447)
Gross margin	69%	70%	(1)%

Revenue. Revenue decreased to $93.2 million in the three months ended September 30, 2021 from $108.5 million in the three months ended September 30, 2020, a decrease of $15.3 million, or 14%. Revenue in the United States was $78.1 million in the three months ended September 30, 2021, a 14% decrease from $90.9 million in the three months ended September 30, 2020.  International revenue was $15.2 million in the three months ended September 30, 2021, compared to $17.5 million in the three months ended September 30, 2020. Our revenue in the three months ended September 30, 2021, was negatively impacted due to COVID-19 related factors.  Additionally, revenue in the three months ended September 30, 2020 included a favorable shift in revenue as a result of the rescheduling of implant procedures from the first half of 2020 to the third quarter of 2020 due to the COVID-19 pandemic.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased to $28.6 million in the three months ended September 30, 2021 from $32.4 million in the three months ended September 30, 2020, a decrease of $3.8 million, or 12%.  This decrease was primarily due to a decrease of $3.6 million in the costs of manufactured product components and $0.9 million in royalty expenses, which was partially offset by an increase of $1.2 million related to costs associated with initiating the manufacturing facility in Costa Rica. Gross profit decreased to $64.6 million in the three months ended September 30, 2021 from $76.1 million in the three months ended September 30, 2020, a decrease of $11.4 million, or 15%. Gross profit as a percentage of revenue, or gross margin, was lower at 69% for the three months ended September 30, 2021 compared to 70% at September 30, 2020, primarily due to increased costs for establishing the manufacturing facility in Costa Rica, offset by decreased warranty expenses, as a percentage of revenue.

Operating Expenses

	Three Months Ended September 30,
	2021		2020
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$11,553	12%	$11,114	10%	$439
Sales, general and administrative	79,521	85%	68,512	63%	11,009
Certain litigation charges	20,000	21%	—	0%	20,000
Total operating expenses	$111,074	119%	$79,626	73%	$31,448

Research and Development Expense. R&D expense increased to $11.6 million in the three months ended September 30, 2021 from $11.1 million in the three months ended September 30, 2020, an increase of $0.4 million, or 4%.  The increase in R&D expense was primarily due to an increase in research and development project expenses of $0.6 million, regulatory fees of $0.3 million, and educational grants of $0.1 million, which were partially offset by a decrease in clinical trial expenses of $0.6 million.

Sales, General and Administrative Expense. SG&A expense increased to $79.5 million in the three months ended September 30, 2021 from $68.5 million in the three months ended September 30, 2020, an increase of $11.0 million, or 16%.  This increase was primarily due to increased legal expenses of $4.3 million primarily associated with intellectual property litigation efforts, marketing initiative expenses of $3.8 million, travel and meeting expenses of $3.1 million, consulting and contract labor expenses of $2.2 million, conference fee expenses of $0.8 million, and $0.5 million in other corporate operating expenses, partially offset by a decrease in personnel expenses of $3.7 million.

Certain litigation charges. Certain litigation charges of $20.0 million in the three months ended September 30, 2021 relate to a jury award for a patent litigation matter with Boston Scientific. We plan to appeal the decision, which may take approximately 18 to 24 months to resolve.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended September 30,
	2021	2020	Change
(in thousands)
Interest income	$99	$537	$(438)
Interest expense	(3,688)	(6,363)	2,675
Other income (expense), net	30	(402)	432
Provision for income taxes	72	208	(136)

Interest Income. Interest income decreased to $0.1 million in the three months ended September 30, 2021 from $0.5 million in the three months ended September 30, 2020, primarily due to a decrease in cash and investment balance after the cash settlement of the principal related to the 2021 Notes in June 2021, as well as a decrease in average investment return rates during the three months ended September 30, 2021.

Interest Expense. Interest expense decreased to $3.7 million in the three months ended September 30, 2021 from $6.4 million in the three months ended September 30, 2020, and the decrease was primarily due to the decreased interest expense and amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes, which were settled in June 2021.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $42,000 in the three months ended September 30, 2021 and a loss of $0.4 million in the three months ended September 30, 2020, respectively.

Provision for Income Taxes. Income tax expense was $0.1 million in the three months ended September 30, 2021 and $0.2 million in the three months ended September 30, 2020. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Comparison of the nine months ended September 30, 2021 and 2020

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2021	2020	Change
(in thousands)
Revenue	$284,145	$252,317	$31,828
Cost of revenue	87,235	80,443	6,792
Gross profit	$196,910	$171,874	$25,036
Gross margin	69%	68%	1%

Revenue. Revenue increased to $284.1 million in the nine months ended September 30, 2021 from $252.3 million in the nine months ended September 30, 2020, an increase of $31.8 million, or 13%.  Revenue in the United States was $237.8 million in the nine months ended September 30, 2021, a 9% increase from $217.2 million in the nine months ended September 30, 2020.  International revenue was $46.3 million in the nine months ended September 30, 2021, compared to $35.1 million in the nine months ended September 30, 2020. Our revenue in the nine months ended September 30, 2020, was negatively impacted by the COVID-19 pandemic, when we experienced worldwide decline in procedure volume in the first half of 2020, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19 and as elective procedures were significantly limited or halted, which was offset by some recovery in revenue in the third quarter of 2020 due to the rescheduling of implant procedures from the first half of 2020 to the third quarter of 2020. As we experienced some recovery from the pandemic in the first half of 2021, unit shipments in the nine months ended September 30, 2021 increased from the same period in the prior year.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $87.2 million in the nine months ended September 30, 2021 from $80.4 million in the nine months ended September 30, 2020, an increase of $6.8 million, or 8%.  This increase was primarily due to an increase of $7.1 million in the costs of manufactured product components and $2.9 million related to costs associated to initiating the manufacturing facility in Costa Rica, offset by a decrease of $2.2 million in royalty expenses and $1.6 million under-absorption of overhead in 2020. Gross profit increased to $196.9 million in the nine months ended September 30, 2021 from $171.9 million in the nine months ended September 30, 2020, an increase of $25.0 million, or 15%. Gross profit as a percentage of revenue, or gross margin, was higher at 69% for the nine months ended September 30, 2021 compared to 68% at September 30, 2020, primarily due to decreased costs of manufactured product components, warranty expenses and unabsorbed overhead, as a percentage of revenue. The increase in absolute gross profit was related directly to the substantial effect of the pandemic on our revenues in the nine months ended September 30, 2020.

Operating Expenses

	Nine Months Ended September 30,
	2021		2020
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$34,956	12%	$33,770	13%	$1,186
Sales, general and administrative	226,673	80%	200,081	79%	26,592
Certain litigation charges	20,000	7%	—	0%	20,000
Total operating expenses	$281,629	99%	$233,851	93%	$47,778

Research and Development Expense. R&D expense increased to $35.0 million in the nine months ended September 30, 2021 from $33.8 million in the nine months ended September 30, 2020, an increase of $1.2 million, or 4%.  The increase in R&D expense was primarily due to an increase in research and development project expenses of $1.9 million, personnel expenses of $0.8 million, and regulatory fees of $0.8 million, which was partially offset by a decrease in clinical trial expenses of $2.4 million.

Sales, General and Administrative Expense. SG&A expense increased to $226.7 million in the nine months ended September 30, 2021 from $200.1 million in the nine months ended September 30, 2020, an increase of $26.6 million, or 13%. This increase was primarily due to increased legal expenses of $12.4 million primarily associated with intellectual property litigation efforts, marketing initiative expenses of $9.0 million, consulting, outside services and contract labor expenses of $3.8 million, travel and meeting expenses of $1.8 million, $1.4 million in other corporate and selling operating expenses, and D&O insurance expenses of $0.8 million, partially offset by a decrease in bad debt expenses of $2.6 million.

Certain litigation charges. Certain litigation charges of $20.0 million in the nine months ended September 30, 2021 relate to a jury award for a patent litigation matter with Boston Scientific. We plan to appeal the decision, which may take approximately 18 to 24 months to resolve.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Nine Months Ended September 30,
	2021	2020	Change
(in thousands)
Interest income	$559	$2,555	$(1,996)
Interest expense	(15,939)	(15,311)	(628)
Other income (expense), net	(515)	(645)	130
Provision for income taxes	612	558	54

Interest Income. Interest income decreased to $0.6 million in the nine months ended September 30, 2021 from $2.6 million in the nine months ended September 30, 2020.  Interest income in 2020 included interest income earned from a secured convertible note issued by a privately-held company, which was repaid in June 2020.  There was also a decrease in cash and investment balance after the cash settlement of the principal related to the 2021 Notes in June 2021, as well as a decrease in average investment return rates during the nine months ended September 30, 2021.

Interest Expense. Interest expense increased to $15.9 million in the nine months ended September 30, 2021 from $15.3 million in the nine months ended September 30, 2020. The increase was primarily due to the amortization of debt discount and debt issuance costs related to the issuance of the 2025 Notes in April 2020. The accrual of interest expense related to the 2025 Notes additionally contributed to the increase in interest expense.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a loss of $0.5 million in the nine months ended September 30, 2021 and a loss of $0.1 million in the nine months ended September 30, 2020, respectively. Additionally, in the nine months ended September 30, 2020, we recorded a net expense of $0.4 million for the impairment charge related to the value of the right to acquire a privately-held company, which is net of the gain related to the early payment of the privately held company’s secured convertible note.

Provision for Income Taxes. Income tax expense was $0.6 million in the nine months ended September 30, 2021 and $0.6 million in the nine months ended September 30, 2020. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025.  Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. At September 30, 2021, we had cash, cash equivalents and short-term investments of $376.6 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

We expect to incur continued expenditures in the future in support of our commercial infrastructure and sales force. In addition, we intend to continue to make investments in the further development of our Senza product platform and 10 kHz Therapy for the treatment of other chronic pain conditions, including ongoing R&D programs and conducting clinical trials. Further, we expect to expend significant cash resources pursuing and defending our ongoing intellectual property lawsuits. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

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

Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our 10 kHz Therapy and our Senza product platform for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We face significant competition in the United States and internationally, which we believe will intensify as we continue to commercialize in the United States.  For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each have approved neuromodulation systems in at least the United States, Europe and Australia and have been established for several years. In addition to these major competitors, we may also face competition from other emerging competitors and smaller companies with active neuromodulation system development programs that may emerge in the future.

If we are unable to raise, or have access, to sufficient funds when needed, we may be required to delay, reduce, or terminate some or all of our commercial development plans.

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2021	2020
(in thousands)
Net cash provided by (used in)
Operating activities	$(26,722)	$(10,668)
Investing activities	235,947	(277,757)
Financing activities	(172,657)	341,766
Effect of exchange rate on cash flows	(280)	(86)
Net decrease in cash, cash equivalents and restricted cash	$36,288	$53,255

Cash Used in Operating Activities. Net cash used in operating activities was $26.5 million in the nine months ended September 30, 2021, compared to $10.7 million in the nine months ended September 30, 2020. In the nine months ended September 30, 2021, net cash used in operating activities was primarily a result of the net losses recorded during the period of $101.2 million, as well as increases in inventory of $23.2 million and increases in prepaids and other assets of $3.3 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $32.9 million, non-cash interest expense of $10.8 million, inventory write-down of $3.7 million, depreciation and amortization of $3.5 million and amortization of operating lease assets of $2.8 million.  The changes were also offset by increases in other long term liabilities of $16.7 million, decreases in accounts receivable of $15.0 million and increases in accounts payable and accrued liabilities of $13.2 million. In the nine months ended September 30, 2020, net cash used in operating activities was primarily a result of the net losses recorded during the period of $75.9 million, as well as decreases in long term liabilities of $2.7 million. These changes were partially offset by the recording of non-cash stock based compensation expense of $32.5 million, non-cash interest expense of $10.5 million, inventory write-down of $4.2 million, depreciation and amortization of $3.7 million, and amortization of operating lease assets of $2.5 million.  The changes were also offset by decreases in prepaids and other assets of $5.2 million, inventory of $3.2 million and accounts receivable of $1.5 million, as well as increases in accounts payable and accrued liabilities of $2.2 million and provision of doubtful accounts of $2.4 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds from the maturity of short-term investments of $246.6 million in the nine months ended September 30, 2021 and net purchases of investments of $281.9 million in the nine months ended September 30, 2020.  We also had purchases of property and equipment of $10.6 million and $3.4 million in the nine months ended September 30, 2021 and 2020, respectively.  Additionally, we had a receipt of $7.5 million for the repayment of secured convertible notes from a privately held company in the nine months ended September 30, 2020.

Cash Provided by (Used in) Financing Activities. Cash provided by (used in) financing activities consisted primarily of cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan, net of tax withholdings for net share settlement.  In the nine months ended September 30, 2021, we had tax withholdings of $6.5 million, offset by proceeds from issuance of common stock of $6.3 million.  Additionally, we paid $172.5 million to settle the principal for our 2021 Notes. In the nine months ended September 30, 2020, the net cash received from financing activities was $341.8 million. The majority of this cash was from the proceeds of $183.6 million, net of issuance costs, from the 2025 Notes and the proceeds of $147.1 million, net of issuance costs, from the concurrent public common stock offering.  The cash received from these activities was offset by a net $17.5 million cost of convertible note hedge and warrant transactions, which included the $52.4 million purchase of convertible note hedges and proceeds of $34.9 million related to the sale of warrants.  Additionally, we received cash from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan, net of tax withholdings, of $28.4 million in the nine months ended September 30, 2020.

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

In February 2017, we entered into a separate non-cancellable facility lease for warehouse space beginning March 1, 2017 through February 28, 2022, under which we are obligated to pay approximately $0.4 million in lease payments over the term of the lease. In October 2021, we entered into the first amendment of the warehouse lease, which extends the term of the lease to terminate on May 31, 2025 and under which we are obligated to pay approximately $0.4 million over the term of the extension period.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of September 30, 2021, we had minimum annual purchase commitments of $1.3 million due in the remainder of 2021.

We have also entered into a service agreement for which we are committed to pay $2.5 million in each of the next four years of the term of the service agreement, as well as a license agreement for which we are committed to pay $0.1 million over the remaining term of license agreement.

As of September 30, 2021, our contractual obligations related to the 2025 Notes are payments in interest of $5.2 million due each year from 2022 through 2024, and payments in interest and principal totaling $192.4 million due in 2025.

Off-Balance Sheet Arrangements

Through September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6 to the condensed consolidated financial statements within this report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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
•

We are substantially dependent on continued market acceptance in the United States for our 10 kHz Therapy, and the failure of our 10 kHz Therapy to continue to gain market acceptance would negatively impact our business.

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

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our 2.75% convertible senior convertible notes due 2025 (the 2025 Notes). We expect any further shelter-in-place policies and restrictions on elective surgical procedures worldwide to have a substantial impact on our revenue. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. During the COVID-19 pandemic, our customers, including hospitals, ASCs and physician offices, have experienced financial hardship and some of them may not fully recover.  This could lead to some of these customers temporarily or permanently shutting down, filing for bankruptcy or being acquired by larger health systems, leading to reduced procedures and/or additional pricing pressure on our products. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States, Europe and Australia, which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Senza systems sold after the pandemic has ended.

We are substantially dependent on continued market acceptance in the United States for our 10 kHz Therapy, and the failure of our 10 kHz Therapy to continue to gain market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and the 10 kHz Therapy for the treatment of chronic leg and back pain. Although we received approval of our PMA in May 2015, we are still in the relatively early stages of our commercialization efforts in the United States and have a limited history of commercializing our product in the United States. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN), and we are initiating a commercial rollout. We have incurred significant costs, including costs to continue to build our sales force in order to sustain our commercial sales in the United States, and we expect these costs to continue as we initiate our commercial rollout for the PDN market. If we are unable to continue to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is the principal market for Senza. If we are unsuccessful in our continuing efforts to commercialize our products, including, in particular Senza Omnia, or are unable to market our products as a result of a quality problem, failure to maintain or obtain additional regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to our 10 kHz Therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

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

Moreover, physicians and hospitals may not perceive the benefits of our products and may be unwilling to change from the SCS devices they are currently using. Communicating the benefits of Senza and the 10 kHz Therapy to these physicians and hospitals requires a significant commitment by our marketing team and sales organization. Physicians and hospitals may be slow to change their practices because of perceived risks arising from the use of new products. Physicians may not recommend or use Senza until there is more long-term commercial experience to convince them to alter their existing treatment methods, or until they receive additional recommendations from other physicians that our product is effective. We cannot predict when, if ever, physicians and hospitals may adopt use of our product. If we are unable to educate physicians and hospitals about the advantages of our 10 kHz Therapy, do not continue to gain market acceptance of our product, or fail to significantly grow our market share, we will not be able to grow our revenue and our business and financial condition will be adversely affected.

We must continue to educate physicians and demonstrate to them the merits of our 10 kHz Therapy compared to those of our competitors.

Physicians play a significant role in determining the course of a patient’s treatment and the type of product that will be used to treat a patient. An important part of our sales process includes the education of physicians on the safe and effective use of our 10 kHz Therapy and our Senza products, particularly because Senza and high-frequency neuromodulation treatment is relatively new as compared to existing low-frequency traditional SCS systems, and is the first non-drug product approved for use in PDN.  As a result, our success depends, in large part, on effectively educating physicians about our 10 kHz Therapy, including the results of our pivotal clinical studies. In order for us to sell our products, we must successfully demonstrate to physicians the merits of our 10 kHz Therapy compared to our competitors’ products. Acceptance of our 10 kHz Therapy depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of Senza as compared to our competitors’ products, and communicating to physicians the proper application of our 10 kHz Therapy. Physicians typically need to perform several procedures to become comfortable using 10 kHz Therapy and Senza. If a physician experiences difficulties during an initial procedure or otherwise, that physician may be less likely to continue to use our product or to recommend it to other physicians. As a result, educating physicians on the proper use of Senza is critical to the success of our commercialization efforts. If we are not successful in educating physicians and convincing them of the merits of our 10 kHz Therapy or educating them on the use of Senza, they may not use our Senza products and we may be unable to increase our sales, sustain our growth or achieve profitability.

In addition, we believe receiving support of our products from physicians is essential for market acceptance and adoption. If we do not receive support from physicians or long-term data does not show the benefits of using our 10 kHz Therapy, physicians may not use Senza. In such circumstances, our results of operations would be materially adversely affected. It is also important for our growth that these physicians advocate for the benefits of our products in the broader marketplace. If physicians misuse or ineffectively use our products, it could result in unsatisfactory patient outcomes, patient injuries, negative publicity or lawsuits against us, any of which could have an adverse effect on our business.

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

Our most significant competitors are publicly traded, or are divisions of publicly traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we have. The 2019 global SCS market, before the COVID-19 pandemic, was estimated to be approximately $2.5 billion, with the United States comprising approximately 80% of the market at that time. Given the size of the existing and potential market in the United States, we expect that as we work to increase our market position and penetration in the United States our competitors will take aggressive action to protect their current market position.  For example, in May 2015, a unit of Boston Scientific, one of our principal competitors, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102 (the ‘102 patent), which the Patent Trial and Appeals Board (PTAB) at the USPTO denied in November 2015, and, in December 2016 and April 2018, filed lawsuits against us in the U.S. District Court for the District of Delaware alleging that we infringed their patents covering technology related to stimulation leads, batteries and telemetry units, and alleging theft of trade secrets and tortious interference with contract.  We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our 10 kHz Therapy and our Senza products for the treatment of approved chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects, pricing and contracting, and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years. Further, since the launch of our product, these major competitors have all launched new SCS systems: Medtronic launched the Intellis system, Boston Scientific launched the Spectra WaveWriter SCS system, the WaveWriter Alpha SCS system and the Fast Acting Sub-perception Therapy, and Abbott Laboratories launched the Proclaim system. We believe these competitors will continue to launch new products, waveforms, and datasets to remain competitive. For example, in early 2020 Medtronic announced the acquisition of Stimgenics, a company that has developed a specific waveform (DTM) with a purported mechanism of action, and the results of an RCT which had superior results versus traditional SCS. The DTM waveforms have been launched, and launches such as these could result in a reduction of our differentiation in the marketplace. In addition to these major competitors, we also face competition from companies such as Stimwave, Saluda, Mainstay Medical and Nalu Medical, and may face competition from Neuspera Medical and Biotronik in the future. These companies are becoming more active in the SCS market. For instance, in the first quarter of 2019, Stimwave received FDA clearance for 10 kHz stimulation, expanding their previous clearance for low frequency therapy, Nalu Medical received FDA clearance in the first quarter of 2019 for their SCS system, and Saluda Medical received CE Mark in the third quarter of 2019 for their SCS system, were added to the Prostheses List for the same system in Australia in July of 2020 and could potentially launch their SCS system in the United States as early as the end of 2021. Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products either enjoy or may develop several advantages over us, including:

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. We expect to continue to incur losses as we build our U.S. commercial operations and continue to investigate the use of our 10 kHz Therapy to treat other chronic pain conditions. We incurred net losses of $101.2 million in the nine months ended September 30, 2021 and net losses of $83.1 million and $103.7 million for the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, our accumulated deficit was $594.1 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Our patent infringement lawsuits with Boston Scientific Corporation have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. For our traditional chronic back and leg pain market, we believe that favorable coverage and reimbursement of procedures using our products from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date, while we continue to engage in efforts to educate payors on the advantages of 10 kHz Therapy.  However, there can be no assurance that all private health insurance plans will cover procedures using the product.  We currently have more limited coverage and reimbursement for use of our therapy in PDN patients and are working to expand payor coverage to include the use of our 10 kHz Therapy in this patient population. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful. A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

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

Our success depends on physicians’ use of our 10 kHz Therapy to treat chronic back pain and PDN.

Our success is dependent on physicians’ acceptance and use of our 10 kHz Therapy to treat chronic back pain and our newest indication, PDN. We believe a significant limitation of current neuromodulation systems is the limited evidence supporting efficacy of traditional SCS for treating chronic back pain and PDN. Senza utilizes high-frequency stimulation technology capable of delivering waveform of up to 10,000 Hz for spinal cord stimulation that has been shown to be effective in the treatment of both leg and back pain and PDN. However, we may face challenges convincing physicians, many of whom have extensive experience with competitors’ SCS products and established relationships with other companies, to appreciate the benefits of the 10 kHz Therapy and, in particular, its ability to treat back pain as well as leg pain, and adopt it for treatment of their patients. If Senza is unable to gain acceptance by physicians for the treatment of back pain and/or PDN, our potential to expand the existing neuromodulation market will be significantly limited and our revenue potential will be negatively impacted.

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

We do not currently operate manufacturing facilities for our products, and to date, have outsourced all our manufacturing operations to third parties. We are in the process of developing our first in-house manufacturing capabilities in our new product manufacturing facility in Costa Rica, which we expect, if successfully completed, will enable us to partially reduce our reliance on our third-party manufacturers and improve our long-term gross margins. In order to develop internal manufacturing expertise, we may be forced to devote greater resources and management time than anticipated, particularly in areas relating to operations, quality, regulatory, facilities and information technology. We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing processes. If we experience unanticipated employee shortage or turnover in any of these areas, we may not be able to effectively manage our planned manufacturing operations and we may not achieve the operating efficiencies that we anticipate from developing these capabilities, which may negatively affect our product manufacturing processes or result in difficulties in maintaining compliance with applicable regulatory requirements. Further, we have never developed or conducted any manufacturing activities in-house, and as a result, our inexperience could exacerbate the likelihood and/or impact of any of the above factors occurring. Any such problems could seriously harm our business. Even if we are successful in developing our internal manufacturing capabilities, we will continue to rely on a limited number of suppliers who manufacture and assemble certain components of our products.

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

A number of the critical components used in our products are supplied to us from single-source, or in certain cases sole-source, suppliers, including leads, lead extenders, surgical leads, neurostimulator components and telemetry modules. Our ability to supply our products commercially depends, in part, on our ability to obtain a supply of these components that have been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. In some cases, we have not entered into manufacturing, supply or quality agreements with our single-source and sole-source suppliers, some of which supply components critical to our products. We are not certain that our single-source or sole-source suppliers will be able to meet our demand for their products and services, either because of the nature of our agreements with those suppliers, or our limited experience with those suppliers, or due to our relative importance as a customer to those suppliers or otherwise. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to the needs of their other customers.

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

We believe that establishing and strengthening the Nevro and Senza brands is critical to achieving widespread acceptance of the 10 kHz Therapy, particularly because of the highly competitive nature of the market for SCS products. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide physicians with a reliable product for successful treatment of chronic leg and back pain. Additionally, we believe the quality and reliability of our product is critical to building physician support of this new therapy in the United States and any negative publicity regarding the quality or reliability of Senza could significantly damage our reputation in the market. Further, given the established nature of our competitors, and our relatively recent commercial launch in the United States, it is likely that our future marketing efforts will require us to incur significant additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our 10 kHz Therapy may not be accepted by physicians, which would adversely affect our business, results of operations and financial condition.

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

Manufacturing and marketing Senza, and clinical testing of our 10 kHz Therapy, may expose us to product liability and other tort claims. Although we have, and intend to maintain, liability insurance, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. For example, in 2014, the U.S. Supreme Court declined to hear an appeal where the U.S. Court of Appeals for the Ninth Circuit ruled that the Medical Device Amendments of 1976 to the FFDCA did not preempt state laws in a product liability case involving a medical device company. If other courts in the United States adopt similar rulings, we may be subject to increased litigation risk in connection with our products. Product liability claims could negatively affect our reputation, continued product sales, and our ability to obtain and maintain regulatory approval for our products.

If clinical studies for future indications do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to commercialize our products for these indications.

Clinical trials are necessary to support PMA applications and may be necessary to support PMA supplements for modified versions of our marketed device products. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. Adverse outcomes in the post-approval studies could also result in restrictions or withdrawal of approval of the PMA. We will likely need to conduct additional clinical studies in the future to support new indications for our products or for approvals or clearances of new product lines, or for the approval of the use of our products in some foreign countries. For example, we are currently conducting clinical trials for Senza to explore the potential for 10 kHz Therapy to treat certain chronic pain conditions, including chronic upper limb and neck pain and non-surgical refractory back pain. We will likely need to conduct additional clinical studies in the future to support regulatory approval for the use of our products to treat some of these new indications. Clinical testing can take many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

Even though we may generate positive data to support the use of our therapy and products for market expansion opportunities, such as NSRBP and PDN, and receive clearance to expand our approved indications of use to include additional indications, internal and external factors may make it more difficult for these additional indications and market expansion opportunities, or any other indications or other market expansion opportunities we may pursue in the future, to be commercially successful.

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

For example, even though we have received approval for 10 kHz Therapy for patients diagnosed with PDN, we will still be required to educate patients and healthcare professionals of the benefits of our therapy and products for the treatment of painful diabetic neuropathy.  If we are unable to successfully educate patients and healthcare professionals, including referring physicians, we will not be able to establish our 10 kHz Therapy as a viable treatment option for PDN.   Further, we will also be required to either engage and build, or to otherwise contract, a salesforce network to market the 10 kHz Therapy for the treatment of PDN.  Any such effort could be costly and time-consuming, and there can be no guarantee that it will be successful.  In addition, we will also need to establish payor acceptance of the 10 kHz Therapy as a treatment option for PDN, a process that may not be successful and could take many years to gain broad acceptance.  In addition to the foregoing factors, for our therapy for patients with non-surgical refractory back pain to be commercially successful it will require physicians who treat chronic back pain patients with back surgery to refer those patients to other physicians to perform an SCS procedure.

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

From time to time, we may be subject to legal proceedings and claims with respect to intellectual property.  For more information regarding our ongoing litigation with Boston Scientific and our lawsuit for patent infringement against Nalu Medical, see the section titled “Legal Proceedings” included under Part II, Item 1 of this Quarterly Report. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, that we do not control. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock and the value of the 2025 Notes. Additionally, because we often do not control the timing of the public announcements, there is the potential for these announcements to be made during market hours, necessitating a halt in the trading of our common stock for periods of time.  Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build a commercial sales force in the United States, investigate the use of our 10 kHz Therapy for the treatment of other chronic pain conditions, continue to otherwise grow our business, including potentially acquiring other businesses or technologies, manage the maturity of the 2025 Notes, and continue to operate as a public company. In particular, we believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of Senza in the United States, as well as the growth of our sales and marketing efforts and sales representative training, seeking additional foreign regulatory approvals, the preparation and submission of regulatory filings and the clinical development of any other product candidates or indications we may choose to pursue. These expenditures will also include costs associated with manufacturing and supply as well as marketing and selling Senza in the United States and elsewhere, and any other future products approved for sale, R&D, conducting preclinical studies and clinical trials and obtaining regulatory approvals.

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts, particularly in the United States, and our efforts to develop our Senza products and 10 kHz Therapy for the treatment of additional chronic pain indications and develop technology complementary to our current product. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to seek additional funds. If we are unable to raise funds on favorable terms, or at all, the long-term growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

Our operating results may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•	physician and payor acceptance of our products and 10 kHz Therapy;
•	our success in initiating patient trials for the 10 kHz Therapy and converting those trials into permanent implants;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolescence or conformity with our product requirements;
•	fluctuations in the average sales prices of our products, in particular due to pricing pressure from competitors;
•	fluctuations in the expenses related to initiating, pursuing and defending lawsuits;
•	buying patterns of our customers;
•	the timing, expense and results of our commercialization efforts in the United States and elsewhere, R&D activities, clinical trials and regulatory approvals;
•	the introduction of new products and technologies by our competitors;

•	the productivity of our sales representatives;
•	difficulties in collecting receivables related to our sales in the United States;
•	fluctuations in expenses as a result of expanding our commercial operations and operating as a public company;
•	supplier, manufacturing or quality problems with our products;
•	changes in our pricing policies or strategies or in the pricing policies or strategies of our competitors; and
•	changes in coverage amounts or government and third-party payors’ reimbursement policies.

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

•	the loss of any of our key management personnel.

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

The accounting method for convertible debt securities that may be settled in cash, such as the 2025 Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2025 Notes to their face amount over the respective terms of the 2025 Notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2025 Notes are not included in the calculation of diluted earnings per share except to the extent that the respective conversion values of the 2025 Notes exceeds their respective principal amounts. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2025 Notes could decline. As of September 30, 2021, we had outstanding a total of approximately 34.9 million shares of common stock, and approximately 7.9 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2025 Notes could decline.

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

NEVRO CORP.
(Registrant)

Date: November 8, 2021	/s/ D. KEITH GROSSMAN
D. Keith Grossman
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2021	/s/ RODERICK H. MACLEOD
Roderick H. MacLeod
Chief Financial Officer (Principal Financial and Accounting Officer)