Form 10-K
period 2021-12-31
NEVRO CORP
filed 2022-02-23
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $5,695 million based on the closing sale price for the registrant’s common stock on The New York Stock Exchange on that date of $165.79 per share.

As of February 16, 2022, there were 35,049,108 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2021.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	San Jose, California

NEVRO CORP.

PART I

ITEM 1. BUSINESS

Overview

We are a global medical device company focused on delivering comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in chronic pain treatment.  We have developed and commercialized the Senza® spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain, with the Senza® Omnia™ platform being our latest addition to the Senza family of products. Our proprietary, paresthesia-free 10 kHz Therapy, delivered by our Senza system, was demonstrated in our SENZA randomized controlled trial (RCT) to be superior to traditional SCS therapy, with 10 kHz Therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy.  In addition to the original approval of our therapy in back and leg pain, we received approval of unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) in July 2021 and we received expanded labeling in non-surgical refractory back pain (NSRBP) in January 2022. Our SENZA-RCT study, along with our SENZA-PDN clinical study, SENZA-NSRBP clinical study and European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.3 billion global SCS market by treating patients with debilitating chronic pain, including back and leg pain, NSRBP and PDN.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our 10 kHz Therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers.  In early 2017, we commenced a controlled commercial launch of our family of surgical leads, marketed as the Surpass surgical lead, and in April 2020 received FDA approval for our reduced-size Surpass-C surgical lead.  In January 2018, we received FDA approval of our next generation Senza II SCS system.  In the fourth quarter of 2019, we received FDA approval of our next generation product platform, Senza Omnia, which we launched in the United States in the fourth quarter of 2019.  Additionally, we received approval to commercially launch Senza Omnia in Europe during the second quarter of 2020 and in Australia in July 2020.  In the first quarter of 2021, we received FDA approval for our first Senza Omnia upgrade, Omnia™ Powered by HFX Connect™, and our next generation trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. This approval is specific to our unique 10 kHz stimulation, and the Senza system was the first spinal cord stimulation system approved by the FDA with a specific indication to treat certain forms of pain associated with PDN.

The tables below set forth our revenue from U.S. and international sales the past three years on a quarterly basis and total revenue for each of the past five years.

	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021
Revenue from:	(in millions)
U.S. sales	$65.8	$78.1	$84.2	$97.9	$75.3	$51.0	$90.9	$94.6	$74.7	$85.0	$78.1	$88.4
International sales	16.3	15.5	16.0	16.5	12.2	5.4	17.5	15.1	13.9	17.3	15.2	14.3
Total revenue	$82.1	$93.6	$100.2	$114.4	$87.5	$56.4	$108.5	$109.7	$88.6	$102.3	$93.2	$102.8

	2017	2018	2019	2020	2021
Revenue from:	(in millions)
U.S. sales	$263.5	$321.8	$326.0	$311.9	$326.2
International sales	63.2	65.5	64.3	50.2	60.7
Total revenue	$326.7	$387.3	$390.3	$362.0	$386.9

The 2021 global market for SCS therapy was estimated to be approximately $2.3 billion.  Throughout 2021, the COVID-19 pandemic negatively impacted the global SCS therapy market, which we estimate decreased by approximately 5% to 10%. We believe the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to capitalize on the addressable trunk and limb chronic pain market, which is estimated to be approximately 14% penetrated in the United States, as well as expand the SCS market by treating other pain-related indications, such as PDN and NSRBP, among others. The United States represents approximately 80% of this global market due in part to governmental reimbursement restraints in international markets. We believe that due to factors such as an aging population, an increasing number of failed back surgeries and an increasing prevalence of diabetes, there is continuing opportunity for an SCS therapy that effectively treats back pain to increase the size of the existing SCS market over time.

We believe that we will continue to both take share of and expand the SCS therapy market due to the unique benefits of 10 kHz Therapy, as well as the broad therapy versatility of our product platform.  10 kHz Therapy is paresthesia-free therapy and has demonstrated superior efficacy when compared to traditional SCS therapies. Traditional SCS therapy generates paresthesia, a sensation typically experienced as tingling, numbness and buzzing, which overlaps the pain area. Paresthesia is often considered unpleasant or uncomfortable.  Compared to traditional SCS therapy, which typically operates at 50 Hz to 60 Hz, 10 kHz Therapy delivers spinal cord stimulation at a lower amplitude and a higher frequency waveform of 10,000 Hz. In addition, 10 kHz Therapy relies on consistent anatomical placement of the stimulation leads across patients, thus reducing procedure variability relative to traditional SCS therapy which requires individualized lead placement to properly map paresthesia coverage. We believe the ability of 10 kHz Therapy to deliver pain relief without paresthesia provides a substantial benefit over traditional SCS therapy to patients and physicians. However, despite its shortcomings traditional SCS therapy has a long track record of safety and, together with our product platform, can be made available to the subgroup of patients who do not receive adequate relief with 10 kHz Therapy alone.

We believe the clinical results from our SENZA-RCT study, along with our European studies, position us with superior and compelling efficacy data. The following charts provide a comparison of 10 kHz Therapy in both pain reduction and responder rates against the other prospective Level 1 studies conducted.

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

We believe we have built competitive advantages through our proprietary technology, clinical evidence base, strong track record of execution with approximately 80,000 patients implanted with Senza systems, extensive intellectual property and a proven management team with substantial medical device experience. With the well-demonstrated superior efficacy of our 10 kHz Therapy, we aim to continue to drive adoption and penetration in the U.S. market, which represents the largest opportunity in SCS, and expand patient access to 10 kHz Therapy by investing in the development of evidence for new indications such as chronic painful neuropathies (including PDN) and NSRBP. On this front, we conducted two randomized controlled trials, SENZA-PDN and SENZA-NSRBP, which are evaluating 10 kHz Therapy for the treatment of PDN and NSRBP, respectively.

The SENZA-PDN study is one of the largest randomized controlled trials (RCT) conducted in the field of spinal cord stimulation with 216 randomized patients. The study is evaluating paresthesia-free SCS 10 kHz Therapy among patients diagnosed with PDN and refractory to conventional medical management (CMM). Patients were randomized one to one to CMM alone or CMM with 10 kHz Therapy. We presented the complete six-month and preliminary twelve-month data in January 2021 at the North American Neuromodulation Society (NANS) conference. The primary outcome was a composite endpoint of safety and efficacy, specifically including greater than or equal to 50% pain relief and no worsening in neurological deficit versus the baseline. Eighty-six percent (86%) of patients in the 10 kHz Therapy plus CMM arm met the three-month endpoint, compared with 5% in the CMM only arm. At six months, patients in the 10 kHz Therapy plus CMM arm had a response rate of 85%, compared with 5% in the CMM only arm. In April 2021, the six-month data were published online in JAMA Neurology. In June 2021, the complete 12-month data, including the six-month crossover patient data, was presented at the American Diabetes Association 81st Scientific Sessions. These 12-month results, including six-month crossover data, demonstrated significantly improved and sustained outcomes with 10 kHz Therapy, including substantial, sustained pain relief and improved health-related quality of life measures. In November 2021, the 12-month results and six-month crossover data were published online in Diabetes Care. In July 2021, the FDA approved the Senza System for the treatment of chronic intractable pain of the lower limbs, including unilateral and bilateral pain, associated with PDN. This approval is specific to Nevro’s unique 10 kHz stimulation, and the Senza system was the first spinal cord stimulation system approved by the FDA with a specific indication to treat PDN.  The study continues such that future follow-ups will be utilized for publication and expanded reimbursement payor coverage. In January 2022, we announced that UnitedHealthcare will provide coverage for our 10 kHz Therapy for the treatment of PDN for dates of service on or after March 1, 2022.

At the 2021 NANS conference we also presented our three-month primary endpoint data of SENZA-NSRBP study, which includes patients with chronic back pain but, based on an assessment from a spine surgeon, are not surgical candidates. The study compares patients receiving 10 kHz Therapy plus CMM to patients receiving CMM alone. At the three-month primary endpoint, patients who received 10 kHz Therapy plus CMM had a response rate of 80.9% compared to 1.3% for the CMM alone group. In January 2022, the FDA approved the Senza System as an aid in the management of NSRBP (intractable back pain without prior surgery and not a candidate for back surgery). We expect that the 12-month follow-up data will be utilized for publications and to seek expanded payor coverage for this patient cohort.

Additionally, at the 2022 NANS conference we presented the complete 18-month results, including the 12-month crossover patient data, for our SENZA-PDN study. Key findings at 18 months included significant and sustained outcomes with 10 kHz SCS. In addition, analysis of healthcare resource utilization through the first 12 months of the SENZA-PDN trial showed reduced spending associated with 10 kHz Therapy, particularly for hospitalizations. We also presented our 12-month results, including six-month crossover patient data, for our SENZA-NSRBP study. Key findings at 12 months showed profound improvements in pain relief, function, quality of life measures, awareness of positive change and reduction in daily opioid use in NSRBP patients receiving 10 kHz Therapy at 12-months post-implant. Results also included comparable improvements for patients that crossed over from CMM to 10 kHz after 6 months. In February 2022, the SENZA-NSRBP 12-month results were published online in the Journal of Neurosurgery: Spine. Patients in the SENZA-PDN and SENZA NSRBP studies will be followed for 24 months.

Market Overview

Existing Treatments for Chronic Pain and Limitations

Chronic pain has been defined as pain that lasts longer than the time required for tissues to heal, which is often considered to be three months.  Patients who present with chronic pain are typically placed on a treatment progression plan. Initial medical management typically includes behavioral modification, exercise, physical therapy and over-the-counter analgesics and non-steroidal anti-inflammatory drugs. When early-stage medical management is not sufficient for the treatment of chronic leg and back pain, patients may progress to interventional techniques including steroid injections or nerve blocks. Patients who do not respond to these more conservative treatments are considered candidates for more advanced therapies.  These more advanced therapies include spine surgery, treatment with oral opioids and SCS.  Spine surgery, while a common invasive procedure, can result in complications such as Failed Back Surgery Syndrome (FBSS) a condition where pain persists despite the procedure, and spinal surgery often fails to treat certain types of chronic pain such as severe neuropathic back pain.  Oral opioids, while reducing the patient’s perception of pain, lack clinical evidence to support long-term usage and can cause multiple complications and side-effects including nausea, vomiting and dizziness.  Further, opioids present a high risk of addiction and abuse.

Traditional Spinal Cord Stimulation and Limitations

SCS is a type of neuromodulation technology that utilizes an implantable, pacemaker-like device to deliver electrical impulses to the spinal cord to treat chronic pain.  Traditional SCS therapy is designed to induce paresthesia, a sensation typically experienced as tingling, numbness and buzzing, which overlaps the area of pain with the intent of masking pain perception. The electrical pulses are delivered by small electrodes on leads that are placed near the spinal cord and are connected to a battery-powered generator implanted under the skin. Traditional SCS therapy is currently indicated as a treatment for chronic pain of the trunk and limbs in patients who failed CMM. Traditional SCS therapy is considered to be a minimally invasive and reversible therapy that may provide greater long-term benefits over more invasive surgical approaches or opioids. The most common use for traditional SCS therapy is for neuropathic pain conditions such as FBSS.

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

A key part of the permanent system is the implantable pulse generator (IPG) which is a miniaturized version of the external stimulator. The IPG should provide the patient with multiple years of use and can be either rechargeable or non-rechargeable (primary cell). Due to payor constraints in certain European countries, the transition from primary cell IPGs to rechargeable IPGs has been slow in those markets. In the United States and Australia, the majority of IPGs implanted are rechargeable.

Traditional SCS products have required paresthesia to provide pain relief, and consequently, paresthesia coverage has been used as a surrogate metric for successful pain relief. Paresthesia, however, is often considered unpleasant or uncomfortable and is sometimes made worse by a shocking or jolting sensation with changes in posture. Unpleasant sensations can be caused by lead movement closer to the spinal cord or away from it as the patient moves, resulting in variation in paresthesia intensity. Paresthesia is also a constant reminder of the patient’s chronic condition. These limitations of paresthesia-based therapy are particularly true for PDN patients, who are already suffering from paresthesia-like symptoms. Due to the distraction of paresthesia, patients with traditional SCS devices are instructed not to drive or operate machinery when the device is active. Medtronic plc (Medtronic) has released a survey showing that 71% of patients find paresthesia uncomfortable at times. As such, innovation in the SCS market has historically focused on technologies that optimize traditional SCS therapy’s ability to create more precise paresthesia fields. Even with successful paresthesia coverage, patients still may not receive pain relief or often lose pain relief after a period of time.

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

Traditional SCS technology involves the delivery of low frequency electrical impulses, or waveforms, to the spinal cord.  Recent developments in traditional SCS have resulted in alternative waveforms, some of which are variations of low frequency waveforms, some at sub-threshold amplitudes aimed at reducing the reliance on paresthesia.  Abbott Laboratories has developed a SCS system that offers an alternate low frequency waveform called BurstDR.  Medtronic is promoting a programming approach called DTM™ (Differential Target Multiplexed) which involves frequencies up to 1,200 Hz. Additionally, Boston Scientific is now offering sub-threshold therapy at frequencies below 1.2 kHz.

Our Solution for Chronic Pain

10 kHz Therapy

Our 10 kHz Therapy is designed to deliver innovative neuromodulation solutions for treating chronic pain based on what we believe to be the best clinical evidence available. By overcoming many of the limitations of traditional SCS therapy, our 10 kHz Therapy offers superior efficacy for patients and provides significant advantages to physicians and hospitals. We believe the advantages of our proprietary 10 kHz Therapy over traditional SCS include:

•

Demonstrated superior efficacy data for both leg and back pain: In our SENZA-RCT pivotal study, 10 kHz Therapy was demonstrated to provide significant and sustained back pain relief in addition to leg pain relief. 10 kHz Therapy was shown in both number of patients that respond and in treatment efficacy to be superior to traditional SCS therapy as it was nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain. Our SENZA-RCT study, along with the previously completed European studies, represent what we believe is the most robust body of clinical evidence for any SCS therapy. We believe that the superior efficacy results and robust data provided in our pivotal clinical trials will drive increased adoption of our 10 kHz Therapy among patients, payors and providers and may enable us to gain significant market share in the approximately $2.3 billion global SCS back and leg pain market. In addition, we believe our efficacy data in back pain will allow us to expand the SCS market under current reimbursement regimes by meeting demand from back pain patients who are largely untreated by traditional SCS therapies.

•

FDA-approved for use in PDN and NSRBP patients: In our SENZA-PDN and SENZA-NSRBP studies, 10 kHz Therapy provided significant and sustained pain relief to patients suffering from PDN and NSRBP compared to CMM.  Based on this evidence, we received FDA approval for specific indications to treat PDN and NSRBP patients in July 2021 and January 2022, respectively. We believe that the results and robust data provided in our SENZA-PDN and SENZA-NSRBP clinical trials will support increased adoption of our 10 kHz Therapy among patients, payors and providers and may enable us to gain significant market share in the PDN and NSRBP markets.  In addition, we believe our efficacy data in back pain will allow us to expand the SCS market under current reimbursement regimes by meeting demand from back pain patients who are largely untreated by traditional SCS therapies. For example, in January 2022, we announced that UnitedHealthcare will provide coverage for our 10 kHz Therapy for the treatment of PDN for dates of service on or after March 1, 2022.

•

Paresthesia free pain relief for patients:  10 kHz Therapy offers the notable benefit to patients of achieving significant and sustained pain relief without paresthesia, thus enabling our patients to avoid the uncomfortable shocking or jolting sensations commonly associated with paresthesia, and removing a major barrier for many patients who may otherwise benefit from SCS therapy. This is particularly true for PDN patients who are already suffering from uncomfortable paresthesia-like symptoms.

•

Anatomical lead placement for physicians. Since 10 kHz Therapy relies on consistent anatomical lead placement, it removes the cumbersome process of paresthesia mapping that is required by traditional SCS therapy, reducing variability in the operating procedure and offering a significant benefit to both physicians and hospitals by reducing variability of procedures.

•

Ability to treat a broader group of chronic pain patients: Our 10 kHz Therapy is a platform technology that we believe can provide treatment benefits for a broader group of chronic pain indications. Based on analysis from our SENZA-RCT and European studies, as well as our SENZA-PDN and SENZA-NSRBP RCTs, we believe 10 kHz Therapy may be an attractive treatment option for patients. Due to the removal of paresthesia, we believe 10 kHz Therapy may also be an effective therapy for patients with chronic upper limb and neck pain as it does not create the intense discomfort that traditional SCS generates for patients with chronic upper limb and neck pain when leads are placed in the cervical spine. We are currently investigating the use of 10 kHz Therapy to address chronic pain conditions such as chronic upper limb and neck pain.

Our Growth Strategy

By combining the brightest talent with the strongest foundation of clinical evidence, our mission is to deliver comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in chronic pain treatment.

To accomplish this objective we intend to:

•

Earn market share through leveraging the Senza Omnia platform: Senza Omnia offers the most versatile platform in SCS as it includes the broadest frequency range, the most waveform capabilities and the unique ability to offer 10 kHz Therapy. In 2022, we will continue to expand our commercialization of Omnia and our HFX Connect platform and continue to position Omnia as the most versatile product available in the market, and we believe that it will have broad appeal to clinicians offering SCS.

•

Expand the existing SCS market by treating back pain and PDN: We believe we are expanding the existing SCS market by delivering a system that provides meaningful treatment for chronic back pain, including NSRBP, and PDN, which we believe represents a significant opportunity in the global SCS market. With traditional SCS therapy, patients who experience predominant back pain are often associated with lower levels of treatment success. Consequently, patients with back pain are typically not recommended for treatment with traditional SCS therapy due to the difficulty of achieving and maintaining pain coverage. We are also currently running the SENZA-NSRBP study, which has been shown to demonstrate significant pain relief for patients suffering from back pain when that patient is not a candidate for spine surgery. In contrast to traditional SCS therapy, we believe 10 kHz Therapy is positioned to help continue expanding the existing SCS market by effectively treating back pain in addition to leg pain. With respect to PDN, our SENZA-PDN study demonstrated significantly improved and sustained outcomes with 10 kHz Therapy for patients suffering from PDN. This data was used to support our PDN label expansion and will be used to expand payor coverage for, and the broader adoption of, 10 kHz Therapy in treating PDN patients.

•

Communicate the clinically demonstrated, superior efficacy of 10 kHz Therapy to patients, physicians and payors globally: Given our robust clinical evidence that demonstrates the superior efficacy of our 10 kHz Therapy, we believe we will be able to position our therapy with patients, providers and payors in a differentiated way. Given that our SENZA-RCT pivotal study has demonstrated superiority for both back and leg pain in a head-to-head comparison with traditional SCS, we are able to differentiate 10 kHz Therapy by communicating its superior clinical benefits and advantages to patients, physicians and payors.

•

Invest in research and development to drive innovation: We are extending our novel and proprietary technologies into a series of product enhancements with the goal of improving the treatment of chronic pain. We also expect to continue developing enhancements to Senza to further increase performance and introduce new benefits including next generation IPGs, enhanced software, updated accessories and enhanced MRI capabilities.  We believe that further product enhancements if and when completed will drive continued adoption of our technology platform and further validate the advantages and benefits of our 10 kHz Therapy.

•

Scale our business to achieve cost and production efficiencies: We plan to improve the efficiency of our manufacturing processes, which we believe will lower our per unit manufacturing cost. We expect to continue to scale our manufacturing operations as we expand Senza sales volumes in the United States. For example, in the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins.  We plan on conducting these manufacturing activities in a facility in Costa Rica. The integration process is expected to be completed in mid-2022.  Even after this integration process is completed, we expect that we will continue to rely on third-party manufacturers to provide key components to support the assembly process.  We may incur significant capital expenditures and implementation costs to initiate the manufacturing operations in Costa Rica.

Growth Opportunities in Other Chronic Pain Indications

We plan to use our platform technology to generate evidence on 10 kHz Therapy for use in other chronic pain indications and painful neuropathies. There can be no assurance that we will be successful in generating evidence for 10 kHz Therapy in other indications or in receiving additional regulatory approvals and reimbursement coverage to promote Senza and 10 kHz Therapy for use in other indications. Below are two areas where results have been successful:

Non-Surgical Back Pain

One of the most common uses for SCS is for neuropathic pain conditions such as FBSS. The incidence of patients that will develop FBSS following lumbar spinal surgery is estimated to be within the range of 10% to 40%. However, in addition to having applicability for treating FBSS patients, there is a potential for SCS to provide benefit for patients suffering from chronic pain who are not surgical candidates.  10 kHz Therapy could provide an attractive treatment option for these patients, as a subset analysis of non-surgical patients from our SENZA-RCT and European studies, respectively, found a decrease in back pain VAS scores from 7.2 to 2.6 (12 months, n=12) and 8.1 to 3.4 (24 months, n=14), as well as a decrease in leg pain VAS scores from 7.2 to 2.8 (12 months, n=12) and 7.4 to 2.3 (24 months, n=11). More recent results in patients who were not candidates for major spine surgery and treated with 10 kHz Therapy in a study led by Dr. Adnan Al-Kaisy demonstrated similar promising results. In this study, patients experienced reduced back pain VAS and Oswestry Disability Index (ODI) scores from baseline of 87% and 63% respectively at 36 months (n=17). In addition to pain reduction and reduced disability, a reduction in opioid use was observed with 90% of the patients using opioids at the start of the study compared to 12% at the end of the study. The results of this study led to the initiation of the SENZA-NSRBP RCT, which compares 10 kHz Therapy delivered in conjunction with CMM to CMM alone in NSRBP patients. At the 2021 NANS conference, we presented our three-month primary endpoint data of SENZA-NSRBP study. The study compares patients receiving 10 kHz Therapy plus CMM to patients receiving CMM alone, among those suffering from chronic back pain who are not surgical candidates based upon an assessment from a spine surgeon. At the three-month primary endpoint patients who received 10 kHz Therapy plus CMM had a response rate of 80.9% compared to 1.3% for the CMM alone group. In June 2021, we presented our six-month data for the SENZA-NSRBP study at the American Society of Interventional Pain Physicians. At the NANS conference in January 2022, we presented our 12-month data for the SENZA-NSRBP study at the 2022 NANS conference, which demonstrated profound improvements in pain relief, function, quality of life measures, awareness of positive change and reduction in daily opioid use in NSRBP patients receiving 10 kHz Therapy at 12-months post-implant.  Results also included comparable improvements for patients that crossed over from CMM to 10 kHz after 6 months.

Painful Neuropathies

The American Chronic Pain Association estimates that more than 15 million people in the United States and Europe have some degree of neuropathic pain. More than two out of every 100 people are estimated to have peripheral neuropathy, with the incidence rate increasing to eight in every 100 for people aged 55 or older. The diminished quality of life and increased disability associated with peripheral neuropathy results in significant workforce and healthcare costs. Various treatments currently exist, but have limited efficacy. As such, we have initiated an initial study to determine if 10 kHz Therapy could help this patient group. Results of a prospective, multicenter feasibility study treating chronic intractable pain of the limbs from peripheral polyneuropathy using 10 kHz Therapy demonstrated a decrease in mean VAS pain score from 7.5 at baseline (N=18) to 1.9 at three months post-implant (the primary endpoint), 2.8 at twelve months and 1.4 at twenty-four months.  Subject deemed responders was 78% at three months, 69% at twelve months and 88% at twenty-four months (presented at NANS in January 2019). The results from this study led to the initiation of the SENZA-PDN RCT.

In 2020, we presented the preliminary outcome data from SENZA-PDN which demonstrated greater than or equal to 50% pain relief and no worsening in neurological deficit versus baseline was achieved, with 86% of patients in the 10 kHz Therapy plus CMM arm reaching the endpoint, compared with 5% in the CMM only arm at three months. At the 2021 NANS conference, we presented the six-month data, which showed that patients in the 10 kHz Therapy plus CMM arm had a response rate of 85%, compared with 5% in the CMM only arm. The response rate and level of pain relief was maintained through twelve months in the 10 kHz Therapy plus CMM arm. At the American Diabetes Association 81st Scientific Sessions in June 2021, we presented the complete 12-month data, including the six-month crossover data, which showed the response rate and level of pain relief was maintained in the 10 kHz Therapy plus CMM arm and in the crossover arm. The 12-month outcomes in our SENZA-PDN study were published in Diabetes Care in November 2021, which showed that 86% of participants in the 10 kHz SCS study arm reported pain relief >50%, while the average pain relief was 77.1% (% reduction of VAS from baseline). After six months with 10 kHz SCS therapy, 84% of participants in the crossover arm reported pain relief >50%, and average pain relief was 70.3% (% reduction of VAS from baseline). At the NANS conference in January 2022, we presented the 18-month data, which included significant and sustained outcomes with 10 kHz SCS. In addition, analysis of healthcare resource utilization through the first 12 months of the trial indicated reduced spending associated with 10 kHz SCS treatment, particularly for hospitalizations. We expect to publish our 24-month data as it becomes available.

Clinical Data

Back Pain

To support development of our proprietary 10 kHz Therapy, the technology was evaluated in preclinical studies and further studied in prospective clinical trials, some of which have been published. Key highlights of our SENZA-RCT pivotal study are as follows:

•	Our SENZA-RCT study results demonstrated the superiority of 10 kHz Therapy to traditional SCS therapy on all primary and secondary endpoints through 24 months.
•

10 kHz Therapy was nearly twice as successful in treating back pain as traditional SCS therapy, with 84.3% of patients receiving10 kHz Therapy reporting 50% or more pain relief at three months, as compared to 43.8% of patients receiving traditional SCS therapy. The superiority of 10 kHz Therapy for treating back pain was maintained through the 24-month follow-up period of the study.

•

10 kHz Therapy was 1.5 times as successful in treating leg pain as traditional SCS therapy, with 83.1% of patients receiving 10 kHz Therapy, as compared to 55.5% of patients receiving traditional SCS therapy, reporting 50% or more pain relief at three months, results that were superior. The superiority of 10 kHz Therapy for treating leg pain was maintained through the 24-month follow-up period of the study.

•

10 kHz Therapy provided a 69.2% reduction in back pain as measured by VAS, versus 44.2% for traditional SCS therapy, at three months, results that were superior. The superiority of 10 kHz Therapy for reducing back pain was maintained through the 24-month follow-up period of the study.  10 kHz Therapy provided a 72.8% reduction in leg pain as measured by VAS, versus 51.5% for traditional SCS therapy, at three months, results that were superior. The superiority of 10 kHz Therapy for reducing leg pain was maintained through the 24-month follow-up period of the study.  Superiority of 10 kHz Therapy to traditional SCS therapy demonstrated for both back and leg pain at each designated study endpoint throughout 24 months.

•

Patients receiving 10 kHz Therapy did not report paresthesia or uncomfortable stimulation at three months. In comparison, 46.5% of patients receiving traditional SCS therapy reported uncomfortable stimulation at three months.

•

Two-thirds of 10 kHz Therapy patients had a VAS pain score of less than or equal to 2.5 on a scale of 0 to 10 for back pain at three months (which we define as achieving remitter status), which is nearly twice the number of traditional SCS therapy patients (35%) with a VAS pain score of less than or equal to 2.5, results that were statistically superior. The superiority of 10 kHz Therapy for achieving remitter status for back pain was maintained through the 24-month follow-up period of the study.

•

Two-thirds of 10 kHz Therapy patients had a VAS pain score of less than or equal to 2.5 on a scale of 0 to 10 for leg pain at three months, a much greater number than traditional SCS therapy patients (40%) with a VAS pain score of less than or equal to 2.5, results that were statistically superior. The superiority of 10 kHz Therapy for achieving remitter status for leg pain was maintained through the 24-month follow-up period of the study.

•	Safety outcomes were consistent across the treatment groups, with the exception of uncomfortable paresthesia in traditional SCS patients, which was not in 10 kHz Therapy patients.

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

	Month 3		Month 6		Month 12		Month 24
	EU	RCT	EU	RCT	EU	RCT	EU	RCT
Back pain responders
10 kHz Therapy (%)	82.9	84.3	73.6	76.4	70.1	78.7	60.0	76.5
Traditional SCS (%)		43.8		52.5		51.3		49.3
Superiority p-value		<0.001		0.001		<0.001		<0.001
Leg pain responders
10 kHz Therapy (%)	82.9	83.1	86.0	80.9	65.0	80.9	71.1	72.9
Traditional SCS (%)		55.0		55.0		50		49.3
Superiority p-value		<0.001		<0.001		<0.001		<0.001
Back pain reduction from Baseline
10 kHz Therapy (%)	71.3	69.2	67.7	62.4	64.9	66.4	59.6	66.9
Traditional SCS (%)		44.2		44.3		44.7		41.1
Superiority p-value		<0.001		<0.001		<0.001		<0.001
Leg pain reduction from Baseline
10 kHz Therapy (%)	75.3	72.8	73.4	66.9	61.6	69.5	61.6	65.1
Traditional SCS (%)		51.5		49.9		48.0		46.0
Superiority p-value		<0.001		0.002		<0.001		0.002

Our SENZA-RCT pivotal study was a prospective, randomized, multi-center study, conducted across 11 U.S. clinical trial sites, comparing the safety and effectiveness of Senza delivering 10 kHz Therapy, which we refer to as the test to Boston Scientific’s FDA-approved Precision Plus system, delivering traditional SCS therapy, which we refer to as the control. Each included patient was required to have a leg and back pain VAS score of at least 5. Among the 198 chronic pain patients who were randomized for treatments, 171 had a successful therapy evaluation phase, or trial phase, and were implanted with an SCS system. The study was designed as a non-inferiority trial and met its primary and secondary endpoints. Statistical analysis also demonstrated the superior efficacy of 10 kHz Therapy over traditional SCS therapy for all primary and secondary endpoints.

The 12-month outcomes for 10 kHz Therapy in our SENZA-RCT pivotal study were published in Anesthesiology and are consistent with the outcomes from our European clinical study, the two year results of which have been published in the Pain Medicine journal of the American Academy of Pain Medicine. The 24-month SENZA-RCT results were presented in December 2015 at the annual meeting of the North American Neuromodulation Society, showing sustained superiority of 10 kHz Therapy compared with traditional SCS in treating both back and leg pain over the 24-month follow-up period. The 24-month outcomes in our SENZA-RCT pivotal study were published in Neurosurgery.

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

Safety Data (EU and RCT Studies)

Safety results of our SENZA-RCT pivotal study were generally consistent between the test and control groups. Study-related serious adverse events (SAEs) occurred in 4.0% of 10 kHz Therapy subjects (n=4) compared with 7.2% of traditional SCS therapy subjects (n=7; p = 0.37). In addition to the SAEs described above, there were two deaths, one of which was study-related and resulted from a myocardial infarction of a subject randomized to traditional SCS therapy that occurred during the implant procedure. The other death occurred outside the study period in the test group and resulted from a malignant hepatic neoplasm. The most common study-related AEs were implant site pain (in 11.9% of 10 kHz Therapy and 10.3% of traditional SCS therapy subjects) and uncomfortable paresthesia (in 11.3% of traditional SCS therapy subjects and in no 10 kHz Therapy subjects). Lead migration leading to revision occurred in 3.0% of 10 kHz Therapy and 5.2% of traditional SCS therapy participants.

Importantly, neurological assessment revealed no stimulation-related neurological deficits in either treatment group. Also, there were no stimulation-related SAEs in either arm.

Safety results of our EU study demonstrated no evidence of neurologic deficit or dysfunction attributable to prolonged delivery of 10 kHz Therapy. Further, investigators reported that adverse events were similar in nature and frequency to those seen with traditional SCS therapy. The most common adverse events in both arms of the study were implant site pain, infection and lead migration.

Painful Diabetic Neuropathy

Our SENZA-PDN study is a prospective, randomized, multi-center study, comparing 10 kHz SCS plus CMM to CMM alone in 216 patients at 18 centers in the United States. The primary endpoint of the study is a composite endpoint that includes the difference in proportion of treatment responders without deterioration of neurological deficits at three-month follow-up. Subjects could opt to crossover to the other treatment arm if they had insufficient pain relief (<50%), were dissatisfied with treatment, and were appropriate to proceed as determined by their physician.  At six months, 82% of patients who met criteria in the CMM arm elected to crossover, vs none in the 10 kHz SCS + CMM treatment arm. Study participants continue to be followed out to 24 months.

The 12-month outcomes for 10 kHz Therapy in our SENZA-PDN study were presented at the American Diabetes Association 81st Scientific Sessions in June 2021 and were published in Diabetes Care in November 2021. The SENZA-PDN RCT 12-month data demonstrated the following benefits of 10 kHz SCS:

•	At 12 months, 86% of participants in the 10 kHz SCS study arm reported pain relief >50%, while the average pain relief was 77.1% (% reduction of VAS from baseline).
•	After six months with 10 kHz SCS therapy, 84% of participants in the crossover arm reported pain relief >50%, and average pain relief was 70.3% (% reduction of VAS from baseline).
•	5 of 154 permanent SCS devices were explanted for a 3.2% explant rate (all explants were due to infection).
•

At 12 months, 68% of the 10 kHz SCS treatment group had observed improvement upon an investigator-assessed neurological examination, which included testing lower limb motor strength, sensory function, and reflexes.

•

After six months with 10 kHz SCS therapy, 62% of the crossover arm had observed improvement upon an investigator-assessed neurological examination, which included testing lower limb motor strength, sensory function, and reflexes.

Data from the SENZA-PDN trial supported the FDA’s July 2021 approval of the Senza System for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN.

Non-Surgical Refractory Back Pain

Our SENZA-NSRBP study is a prospective, randomized, multi-center study, comparing 10 kHz SCS plus CMM to CMM alone in 159 randomized patients at 15 study centers.  The primary endpoint of the study is responder rate (≥50% pain relief) at three months. Subjects could opt to crossover to the other treatment arm if they had insufficient pain relief (<50%), were dissatisfied with treatment, and were appropriate to proceed as determined by their physician. At six months, 75% of patients who met criteria in the CMM arm elected to crossover and were implanted; no one in the 10 kHz SCS + CMM treatment arm elected to stop 10 kHz Therapy. Study participants continue to be followed out to 24 months.

The 12-month outcomes for 10 kHz Therapy in our SENZA-NSRBP study were presented at the NANS meeting in January 2022 and were published in the Journal of Neurosurgery: Spine in February 2022. The SENZA-NSRBP RCT 12-month data demonstrated the following benefits of 10 kHz SCS:

•	At 12 months, 78.2% of participants in the 10 kHz SCS study arm reported pain relief >50%, while the average pain relief was 72.1% (% reduction of VAS from baseline).
•	After 6 months with 10 kHz Therapy, 78.2% of participants in the crossover arm reported pain relief >50%, and average pain relief was 70.4% (% reduction of VAS from baseline).
•	3 of 145 permanent SCS devices were explanted for a 2.1% explant rate (all explants were due to wound complications).
•	There were no explants due to loss of efficacy.
•

The average score on the Oswestry Disability Index (ODI) at baseline indicated severe disability, while post-implant the scores improved to borderline minimum/moderate disability (an average 20 point reduction).

•

Three-quarters of the subjects receiving 10 kHz Therapy had clinically significant improvement (≥10 points) in ODI or were in the minimally disabled category at the end of 12 months of follow-up for the 10 kHz SCS group (6 months post-implant for the crossover group).

•

Despite no specified opioid weaning protocol, usage in this study declined by 46% on average in subjects receiving treatment, while increasing among subjects receiving CMM alone.  The changes were significant even with the high variation in prescribed opioid dose across subjects in both groups.

Data from the SENZA-NSRBP trial supported the company FDA January 2022 approval of the 10 kHz Senza System for the management of for NSRBP (back pain without prior surgery and not a candidate for back surgery).  Nevro is the only SCS company with a product having an approved indication for treating patients with NSRBP.

Our HFX Solution

HFX is a comprehensive solution that includes a Senza spinal cord stimulation system and support services for treatment of chronic pain and is approved to deliver a versatile range of waveforms. HFX delivers traditional low frequency therapies and our proprietary 10 kHz Therapy, and is the only SCS solution with the ability to pair high and low frequencies and multiple waveforms and mechanisms of action.

The HFX solution includes all necessary components that enable physicians to place leads and conduct SCS trials, as well as permanent implants of the Omnia implantable pulse generator, and enable patients to interact with the system. Below is a depiction of our Omnia powered by HFX Connect IPG, the patient remote control and the wireless trialing system.

Patient: AAAA-1234
Device: IPG 100880
100%
Connected
Stop Stimulation
Device
IPG 100880
Program Summary
Therapy
Battery
Lead Impedance
Events
Patient Efficacy
Bipole
Device Selection
Patient Information
Visit Details
Programs
Reports
Paresthesia Testing
Additional Settings
CONTINUOUS
10 kHz
High Frequency
22 Programs
Frequency Range
10,000 Hz
Pulse Dosing™
8 Programs
Frequency Range
10,000 Hz
Pulse Dose Range
14%
HF LF
Frequency Pairing™
1 Program
Frequency Range
1,000 Hz & 10,000 Hz
Burst10K™
2 Programs
LF
Traditional Stimulation
P
Omnia

Omnia™ Powered by HFX | Connect™

Implantable Pulse Generator (IPG): The rechargeable IPG delivers electrical pulses to the lead. It can connect to one or two leads, and up to 16 electrodes. The programming of this device is customizable for each patient and their appropriate pain area. The IPG is placed surgically under the skin, usually above the buttock or the abdomen. The Senza, Senza II and Omnia SCS IPGs are all approved with a 10-year battery life.

Surpass Surgical Leads: The Surpass and Surpass-C surgical leads are Nevro’s surgical lead options when appropriately needed. Our Surpass surgical leads received initial approval from the FDA in late 2016 with a further approval received in January 2017.  In April of 2017, the surgical lead was certified by our notified body (the British Standards Institution, or BSI), allowing us to apply the CE mark and to market our products in the European Union and received TGA approval in Australia.  We believe the Surpass leads give us access to up to approximately 30% to 40% of the U.S. SCS market that we previously did not address without a surgical lead. In 2020, we also launched our Surpass-C surgical lead, designed for patients who have a compact epidural space that cannot be addressed by other lead options. Our Surpass-C surgical lead is currently approved in the United States, Europe and Australia, where it will be available starting in late first quarter of 2022.

Percutaneous Leads: Nevro also offers multiple lengths of percutaneous leads to accommodate patient anatomy.  These are available in the United States, Europe and Australia.

Trial Stimulator: The trial stimulator is an external device that is worn around the waist during an evaluation period (SCS trial) that typically lasts five to seven days. Nevro’s wireless trial stimulator uniquely offers both low and high frequencies and is available in the United States and Europe. It will be available in Australia pending regulatory approval.

Programmer:  The clinician laptop programmer contains proprietary software that allows for customized patient therapy programming of the IPG. It can non-invasively interrogate the IPG and transmit programming information as well as download diagnostic information. With the Nevro HFX solution, the patient’s IPG can be wireless updated with new programming without the need for additional surgery.

Patient Remote Control: The patient remote control is a handheld device that allows patients to turn their stimulation on and off and change programs uploaded to their IPG.

Charger: The charger recharges the IPG from outside the body. The charger is mobile and can be worn around the waist using a belt, so that the patient can perform various tasks while charging. The Nevro IPG has patented rapid recharge coil technology designed for convenient charging that delivers the fastest charge rates in the market.

Surgical Tools: Surgical tools include percutaneous insertion needles used to introduce the lead into the epidural space, a variety of stylets that give physicians the ability to steer and deliver the lead to the desired location, anchors to secure the leads and tunneling tools that provide access from the lead insertion site to the location of the IPG.

In addition to the Nevro HFX product portfolio, Nevro also has both in-person and remote teams of representatives to support procedures and patient therapy. The remote HFX Coach™ team consists of patient support representatives who are trained to help patients change their therapy program remotely, according to a proprietary algorithm, to optimize programming for patient pain relief when they need it, without the need for an in-clinic visit.

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

Generally, reimbursement for services performed are reported using billing codes issued by the American Medical Association (AMA) known as Current Procedural Terminology (CPT) codes. Physician reimbursement under Medicare generally is based on a fee schedule that is set annually by CMS.  Hospital outpatient services, reported by CPT codes, are assigned to clinically relevant Ambulatory Payment Classifications (APCs) used to determine the Medicare payment amount for services provided.

In the United States, although CMS initially approved a transitional pass-through payment for High-Frequency Stimulation under the Medicare hospital outpatient prospective payment system effective January 1, 2016 through December 31, 2017, healthcare providers who purchase our products currently do not receive separate reimbursement for our products and rely on third-party payors, including Medicare, Medicaid and private health insurance plans, to reimburse for the procedure under their payment methodologies, many of which are bundled fee schedules and include both the devise, supplies and facility overhead. Accordingly, the additional cost associated with the use of our products can impact the profit margin of the hospital or surgery center where the surgery is performed. Medicare reimbursement rates for the same or similar procedures vary due to geographic location, nature of the facility in which the procedure is performed (i.e., hospital outpatient department or outpatient surgery centers) and other factors.

Although private payors’ coverage policies and reimbursement rates can differ significantly from payor to payor, the Medicare program is frequently used as a model for how private payors and other governmental payors develop their coverage and reimbursement policies for healthcare items and services, including SCS procedures. For example, certain regional Blue Cross Blue Shield plans previously denied coverage for Senza on the basis that high-frequency neuromodulation is investigational and/or experimental. We continue to engage in efforts to educate such payors on the advantages of 10 kHz Therapy. However, there can be no assurances that we are successful in overturning any negative coverage decisions by private health insurance plans, should they arise. In addition, payors continually review new technologies for possible coverage and can deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained. In January 2022, we announced that UnitedHealthcare will provide coverage for our 10 kHz Therapy for the treatment of PDN for dates of service on or after March 1, 2022.

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

Product Development and Research Development

Our objective is to continue to improve patient outcomes and further expand patient access to 10 kHz Therapy through enhancements to Senza and the development of new indications. Research and development (R&D) expenses were $59.0 million, $45.6 million and $47.7 million, for the years ended December 31, 2019, 2020 and 2021, respectively.

Since the launch of the initial Senza system, we have introduced a number of product enhancements. These include a short-tip version of the lead, new lengths of the lead, a surgically placed paddle lead, an active anchor with improved performance over silicon anchors, a second generation active anchor with smaller volume, lead adaptors that allow use of competitor leads already implanted in patients, upgraded clinician programmer software, a number of next generation IPGs which are conditionally safe for MRI scans anywhere on the body, our Surpass surgical lead to complement our percutaneous lead, and our recent Omnia upgrade powered by HFX Connect, and a new trial stimulator. We also expect to continue developing enhancements to further increase performance and introduce new benefits including next generation IPGs and enhanced MRI capabilities. There can be no assurance that we will be successful in these efforts or in receiving any required regulatory approvals.

Sales and Marketing

United States

In 2021, we maintained the overall size of our U.S. sales organization, which represents our main channel to communicate with our customers. Our sales representatives target physician specialties involved in SCS treatment decisions, including neurosurgeons, physiatrists, interventional pain specialists and orthopedic spine surgeons. In addition, our commercial team plans to continue to create demand for Senza among additional stakeholders involved in the SCS treatment decision, including third-party payors, hospitals administrators and SCS patients and their families. We have also developed a clinical support team and HFX coaches in order to provide ongoing support to physicians and patients for the use of Senza.

Additionally, in 2021, we established a new sales organization to support the launch of our PDN indication in the U.S. This sales organization targets physician specialties involved in PDN treatment decisions, including primary care physicians, endocrinologists, internal medicine and podiatrists, to create awareness of 10 kHz Therapy to treat PDN patients.

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

We expect our competitors to periodically launch new products and release additional clinical evidence. For example, Abbott Laboratories received FDA approval for a SCS system that offers an alternate low frequency waveform called BurstDR, and in February 2016, the company gained approval for a neuromodulation system that stimulates the dorsal root ganglion for treatment of focal pain and complex regional pain syndrome, in each case, using pivotal clinical studies for each therapy to support the FDA approval process.  Medtronic gained FDA approval for the Intellis™ spinal cord stimulator in September of 2017, and in January of 2020 announced the purchase a company called Stimgenics, which includes a proprietary SCS waveform called Differential Target Multiplexed (DTM). Medtronic also gained FDA approval for its Intellis™ and Vanta™ spinal cord stimulators for the treatment of chronic pain associated with diabetic peripheral neuropathy in January 2022.  Additionally, Boston Scientific broadly launched the WaveWriter™ SCS system in January 2019, the WaveWriter™ Alpha SCS system and its Fast Acting Sub-perception Therapy (FAST™) in January 2021, and also promotes the results of a sub-threshold therapy through their WHISPER, COMBO and HALO studies. Additionally, there are a number of emerging competitors at various stages of development. Stimwave has developed and is commercializing a minimally invasive stimulation system that employs an externally worn power source and radio frequency transmitter.  Nalu Medical, Inc. (Nalu Medical) and Neuspera Medical Inc. (Neuspera Medical) are also pursuing a similar approach as well.  Saluda is developing and testing a low frequency closed loop system for the treatment of chronic pain that currently has approval in Europe and Australia.

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

Patents, Trademarks and Proprietary Technology

As of December 31, 2021, we owned 257 issued patents globally, of which 155 were issued U.S. utility patents, two were issued U.S. design patents, 53 were issued Australian utility patents, five were Australian design patent, 19 were issued European utility patents, seven were European design patents, four were issued Japanese patents, two were issued Korean utility patents, one was an issued Korean design patent, two were issued Chinese utility patents, three were issued Chinese design patents, two were Canadian utility patents and one was a United Kingdom utility patent. In general, our patents cover SCS systems that are configured to generate non-paresthesia producing therapy signals at frequencies between 1,500 Hz to 100,000 Hz, as well as additional aspects, algorithms and components of the Senza system and 10 kHz Therapy. As of December 31, 2021, we held 123 patent applications pending globally, of which 58 were patent applications pending in the United States, and 65 were PCT patent applications or patent applications pending across Europe, Australia, Canada, Japan, China, Costa Rica, India and Korea. We also have an exclusive license from the Mayo Foundation to two U.S. issued patents and one U.S. pending patent application. All of our current issued patents are projected to expire between 2028 and 2041.

As of December 31, 2021, our trademark portfolio contained 109 trademark registrations, of which there were nine U.S. trademark registrations, 16 Australian trademark registrations, 13 European trademark registrations, 24 U.K. trademark registration, eight Japanese trademark registrations, six Norwegian trademark registration, eight Swiss trademark registration, 14 Kuwaiti registration, three Canadian registrations and eight Turkish trademark registrations.  Our trademark portfolio also contained 112 pending applications, of which 12 are pending U.S. trademark applications and 100 are pending foreign trademark applications.

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

In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins.  We plan on conducting these manufacturing activities in a facility in Costa Rica. The integration process is expected to be completed in the mid-2022.  Even after this integration process is completed, we expect that we will continue to rely on third-party manufacturers to provide key components to support the assembly process.  We may incur significant capital expenditures and implementation costs to initiate the manufacturing operations in Costa Rica.

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

Our material supply contracts are as follows:

Pro-Tech Design and Manufacturing

In July 2014, we entered into a supply agreement with Pro-Tech Design and Manufacturing, Inc. (Pro-Tech) pursuant to which Pro-Tech, as a single-source supplier, conducts the inspection, labeling, packaging and sterilization of our Senza SCS system. In June 2020, we entered into an amendment to extend the terms of our original agreement and to provide for automatic one-year annual renewals, unless if a notice of termination is provided 30 days prior to the expiration of the then current term.

Stellar (Cirtec) Technologies

On July 1, 2009, we entered into a manufacturing agreement with Stellar Technologies, Inc. (Stellar) our single-source supplier of our percutaneous leads, percutaneous lead extenders and surgical leads for our neurological stimulator products. On June 30, 2014, the agreement’s initial term expired, and the agreement automatically renewed for the first time. On July 1, 2014, we entered into a first amendment to the manufacturing agreement with Stellar, which provides for an additional five-year term commencing from the date of the amendment, after which the agreement automatically renews for successive one-year terms unless either party provides written notice of intent not to renew at least 30 days before the expiration of the then-current term. On January 28, 2016, we entered into a second amendment to this agreement, which provides for the purchase of certain supplementary products pursuant to the agreement. We refer to the manufacturing agreement as amended by the first and second amendments as the Stellar Agreement.

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

In September 2017, we entered into a first amendment to the Manufacturing and Supply Agreement with Vention, which changed the unit costs of the products supplied by Vention.  In April 2018, we entered into a second amendment to the Manufacturing and Supply Agreement, which acknowledged that Vention changed its name to Nordson MEDICAL Design and Development, Inc (Nordson) and which changed the unit cost of the products supplied by Nordson.  In August 2021, we terminated the agreement with Vention with an effective date of December 31, 2021, as we continue to receive IPGs from one of our alternative suppliers and as we transition IPG manufacturing to our Costa Rica manufacturing facility.

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

The FDA has 45 days from its receipt of a PMA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has 180 days to review a PMA application that has been filed by the FDA, although the review of an application more often occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will conduct a pre-approval inspection of the applicant and/or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.

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

If an IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Submission of an IDE application for review does not guarantee that the FDA will approve the IDE and permit the conduct of clinical trials and, even if the IDE is approved, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

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

Regulation of Medical Devices in the European Union

The European Union (EU) has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.

Until May 25, 2021, medical devices and implantable active medical devices were respectively regulated by Council Directive 93/42/EEC (the EU Medical Devices Directive) and Council Directive 90/385/EEC (the EU Active Implantable Medical Devices Directive, or the EU AIMD) (together the Medical Devices Directives), which have been repealed and replaced by Regulation (EU) No 2017/745 (the EU Medical Devices Regulation). Our current certificates have been granted under the EU AIMD whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directives with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation when our current certificates expire.

Active Implantable Medical Devices Directive

Under the EU AIMD, all medical devices placed on the market in the EU must meet the relevant essential requirements laid down in Annex I to the EU AIMD, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements laid down in Annex I EU AIMD, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and that any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical investigations conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical studies and scientific literature. With respect to active implantable medical devices or Class III devices, the manufacturer must conduct clinical studies to obtain the required clinical data, unless reliance on existing clinical data from equivalent devices can be justified. The conduct of clinical investigations in the EU is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the competent authorities of the EU member states in which the investigation takes place and the requirement to obtain a positive opinion from a competent ethics committee.

A conformity assessment procedure with the essential requirements generally requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (the notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. The assessment of the conformity of Senza has been certified by our notified body (the British Standards Institution, or BSI).

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

Medical Devices Regulation

The regulatory landscape related to medical devices in the EU recently evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directives, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.

The EU Medical Devices Regulation became effective on May 26, 2021. The Regulation among other things:

•

strengthens the rules on placing devices on the market (e.g. reclassification of certain devices and wider scope than the EU Medical Devices Directives) and reinforces surveillance once they are available;

•	establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	establishes explicit provisions on importers’ and distributors’ obligations and responsibilities;
•	imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•

improves the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;

•	sets up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•

strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

Devices lawfully placed on the market pursuant to the EU Medical Devices Directives prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below.

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (UDI) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (UDI-DI) specific to a device, and a production identifier (UDI-PI) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (FSCAs) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directives continue to apply. A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect, which, directly or indirectly, might have led or might lead to the death of a patient or user or of other persons or to a temporary or permanent serious deterioration of a patient's, user's or other person's state of health or  a serious public health threat. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

The advertising and promotion of medical devices is subject to some general principles set forth in EU legislation. According to the EU Medical Devices Regulation, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Brexit

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom (UK) Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA in line with the grace periods. By July 1, 2023, in Great Britain, all medical devices will require a UKCA (UK Conformity Assessed) mark but CE marks issued by EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

An MHRA public consultation was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive, the EU AIMD and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as  medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. The regime is expected to come into force in July 2023, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime.

In addition, the Trade Deal between the UK and the EU generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.

Other Regulations

We are also subject to healthcare fraud and abuse regulation in the jurisdictions in which we will conduct our business. These laws include, without limitation, applicable anti-kickback, false claims, physician sunshine and data privacy and security laws and regulations.

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

For example, the EU General Data Protection Regulation (GDPR) became applicable on May 25, 2018, implementing more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, mandatory data breach notification requirements, more robust rights for individuals over their personal data and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are subject to evolving EU and EEA laws on data export, as we may transfer personal data from the EU and EEA to other jurisdictions, for example, in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. The GDPR also provides that EU and EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition.

Following Brexit, we have to comply with the GDPR and the UK GDPR, with each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data.

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

The Federal Physician Payments Sunshine Act: The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, and to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members.

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

Healthcare Reform: In March 2010, the Affordable Care Act (the ACA) was signed into law, which has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the medical device industry. The ACA impacted existing government healthcare programs and resulted in the development of new programs.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (MACRA), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

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

Employees and Human Capital

As of December 31, 2021, we had 945 employees globally. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel. We are committed to developing our employees and providing them with opportunities to contribute to our growth and success. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.

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

ITEM 1A. RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Annual Report, including our financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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

•	Our success depends on our ability to grow the SCS market by generating awareness and demonstrating the benefits of our therapy for treating PDN and NSRBP.
•	We must educate physicians and demonstrate to them the merits of our 10 kHz Therapy compared to those of our competitors.
•

If our competitors, who are large, well-established companies with substantially greater resources than ours and a long history of competing in the SCS market, are better able to develop and market neuromodulation products (including for new indications, such as PDN) that are safer, more effective, less costly, easier to use or otherwise more attractive than our Senza systems, our business will be adversely impacted.

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

•

If we fail to maintain FDA approval or foreign approval or certification to market and sell Senza, or if such approval or certification is impacted in the future, we will be unable to commercially distribute and market Senza in the United States and abroad. Further, we may not be able to obtain required regulatory approvals or certifications to expand the indications for which we may market and sell Senza.

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
•

If clinical studies for future indications do not produce results necessary to support regulatory clearance, approval or certification in the United States or elsewhere, we will be unable to commercialize our products for these indications.

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
•

Our stock price has experienced significant volatility and may continue to be volatile.  As a result, our stockholders may not be able to resell shares of our common stock at or above the price they paid and such volatility may also adversely impact the value of the 2025 Notes.

Risks Related to our Business

Our business, financial condition, results of operations and growth have been harmed by the effects of the COVID-19 pandemic and the pandemic continues to affect our business.

We are subject to risks related to the global pandemic associated with COVID-19, as well as similar future public health crises. The COVID-19 outbreak has negatively impacted, and continues to negatively impact our operations and revenues and overall financial condition as demand for elective procedures remains unpredictable and the number of Senza trials and permanent system implant procedures has not recovered to pre-pandemic levels.  The magnitude of the risks and uncertainties are unpredictable and could be further aggravated by the spread of new variants of the COVID-19 virus such as the Delta and Omicron variants, which may be more contagious and/or virulent.  During the initial stages of the pandemic, the number of Senza systems procedures performed, similar to other elective surgical procedures, decreased significantly as health care organizations globally prioritized the treatment of patients with COVID-19. For example, in the United States in the first half of 2020 and more recently in connection with the spread of the Omicron variant, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic. Throughout 2021, the COVID-19 pandemic negatively impacted the global SCS therapy market, which we estimate decreased by approximately 5% to 10%. These challenges may arise again at any time throughout the duration of the pandemic, which is uncertain, and could reduce our revenue while the pandemic continues.

Notably, the predictably of trial and permanent implant procedures continues to be challenging to forecast in light of the ongoing pandemic and recent surges in cases caused by the Delta and then Omicron variants. Even if the severity of the pandemic subsides, we are unable to predict the timing that demand for Senza system procedures may return to historic levels as prospective patients may decide to delay their procedures. As a result of the spread of more contagious and virulent variants, the COVID-19 pandemic could continue to result in a meaningful delay in patients seeking to have a Senza system trial. Further, we anticipate that the substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions will result in patients seeking to have Senza system trials or implant procedures performed having to navigate limited provider capacity, due to, among other reasons, a growing trend of labor shortages with nurses and other healthcare facility staff. We believe these factors may have an adverse effect on the recovery of the global SCS therapy market and, as a result, the amount of time we predict for our sales to recover following the end of the pandemic.

Further, numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2020, the governor of California, where our headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; delays in approvals or certifications by regulatory authorities and notified bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Senza systems. For instance, in the EU, notified bodies must be officially designated to certify products and services in accordance with the Medical Devices Regulation (EU) No 2017/745 (the EU Medical Devices Regulation). While several notified bodies have been designated, the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation as a consequence of which review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA. In addition, even after the lift of “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19, we continue to experience disruptions to our business as a result of patients and customers continuing to be cautious in restarting elective procedures in light of the continued risk posed by the virus.

Global and domestic supply chains and the timely availability of raw materials and products may be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future activities.

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

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and 10 kHz Therapy for the treatment of chronic leg and back pain. We have expanded our commercial efforts since our initial PMA in May 2015, however, we are still in the early stages of our overall commercialization efforts. For example, in July 2021, we received the first FDA approval for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) utilizing SCS therapy, and we just recently initiated our commercial rollout. In addition, in January 2022, we received FDA approval of our 10 kHz Therapy for the management of non-surgical refractory back pain (NSRBP) (intractable back pain without prior surgery and not a candidate for back surgery), for which we intend to initiate a commercial rollout. The expansion of our commercial efforts, particularly into the PDN indication, is at a very early stage. While we believe the market for SCS in PDN is substantial, it is undeveloped and will require substantial marketing and education efforts by our sales force to develop this market, the success of which is very uncertain. We have incurred significant costs, including costs to continue to build our sales force in the United States, and we expect these costs to continue as we initiate our commercial rollout for the PDN and NSRBP markets. If we are unable to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is the principal market for Senza. If we are unsuccessful in our continuing efforts to commercialize our products or are unable to market our products as a result of a quality problem, failure to maintain or obtain additional regulatory approvals or certifications, unexpected or serious complications or other unforeseen negative effects related to our 10 kHz Therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

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
•

difficulties and challenges in developing and addressing the PDN and NSRBP markets as the first neuromodulation therapy approved for these indications, some of which may be difficult to predict or foresee until later in the commercial rollout;

•	the inability to obtain sufficient supply of the components for our Senza systems or secure second-source suppliers if our main suppliers are unable to fulfill our orders;
•	insufficient financial or other resources to support our commercialization efforts necessary to reach profitability; and
•	the introduction and market acceptance of new, more effective or less expensive competing products and technologies.

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

We must educate physicians and demonstrate to them the merits of our 10 kHz Therapy compared to those of our competitors.

Physicians play a significant role in determining the course of a patient’s treatment and the type of product that will be used to treat a patient. An important part of our sales process includes the education of physicians on the safe and effective use of our 10 kHz Therapy and our Senza systems, particularly because Senza and high-frequency neuromodulation treatment is relatively new as compared to existing low-frequency traditional SCS systems, and is the first non-drug product approved for use in the management of certain types of chronic pain associated with PDN, as well as being the only SCS therapy for the management of NSRBP.  As a result, our ability to address, develop and grow the markets for our 10 kHz Therapy and, ultimately our success, depends, in large part, on effectively educating physicians about our 10 kHz Therapy, including the results of our pivotal clinical studies.

In order for us to sell our products, we must successfully demonstrate to physicians the merits of our 10 kHz Therapy compared to our competitors’ products. Acceptance of our 10 kHz Therapy depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of Senza as compared to our competitors’ products, as well as in new indications such as those we have received with respect to PDN and NSRBP, and then communicating to physicians the proper application of our 10 kHz Therapy. Physicians typically need to perform several procedures to become comfortable using 10 kHz Therapy and Senza. If a physician experiences difficulties during an initial procedure or otherwise, that physician may be less likely to continue to use our product or to recommend it to other physicians. As a result, educating physicians on the proper use of Senza is critical to the success of our commercialization efforts. If we are not successful in educating physicians and convincing them of the merits of our 10 kHz Therapy or educating them on the use of Senza, they may not use our Senza systems and we may be unable to increase our sales, sustain our growth or achieve profitability.

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

Further, a number of our competitors are currently conducting, or we anticipate will be conducting, clinical studies to demonstrate the results of their SCS systems. The results of these studies may be equivalent to, or potentially better than, the results of our pivotal U.S. trial.

If our competitors are better able to develop and market neuromodulation products that are safer, more effective, less costly, easier to use or otherwise more attractive than our Senza systems, our business will be adversely impacted.

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our 10 kHz Therapy and our Senza systems for the treatment of approved chronic pain conditions. Any product we develop that achieves regulatory clearance, approval or certification will have to compete for market acceptance and market share. We believe that the primary competitive factors in the neuromodulation market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects, pricing and contracting, and salesforce experience and relationships. We face significant competition in the United States and internationally, which we believe will continue to intensify. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each has approved neuromodulation systems in at least the United States, Europe, and Australia and have been established for several years. Further, since the launch of our product, these major competitors have all launched new SCS systems:

Medtronic launched the Intellis system, Boston Scientific launched the Spectra WaveWriter SCS system, the WaveWriter Alpha SCS system and the Fast-Acting Sub-perception Therapy, and Abbott Laboratories launched the Proclaim system. We believe these competitors will continue to launch new products, waveforms, and datasets to remain competitive. For example, in early 2020 Medtronic announced the acquisition of Stimgenics, a company that has developed a specific waveform (DTM) with a purported mechanism of action, and the results of an RCT which had superior results versus traditional SCS. The DTM waveforms have been launched, and launches such as these could result in a reduction of our differentiation in the marketplace. In addition, in January 2022, Medtronic announced that it had received FDA approval of its Intellis rechargeable neurostimulator and Vanda recharge-free neurostimulator for the treatment of chronic pain associate with diabetic peripheral neuropathy, which will directly compete with Senza in the new PDN market.

In addition to these major competitors, we also face competition from companies such as Stimwave, Saluda, Mainstay Medical and Nalu Medical, and may face competition from Neuspera Medical and Biotronik in the future. These companies are becoming more active in the SCS market. For instance, in the first quarter of 2019, Stimwave received FDA clearance for 10 kHz stimulation, expanding their previous clearance for low frequency therapy, Nalu Medical received FDA clearance in the first quarter of 2019 for their SCS system, and Saluda Medical received certification in the European Union (EU) in the third quarter of 2019 for their SCS system, were added to the Prostheses List for the same system in Australia in July of 2020 and could potentially launch their SCS system in the United States as early as the end of 2021. Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products either enjoy or may develop several advantages over us, including:

•	more experienced sales forces;
•	greater name recognition;
•	more established sales and marketing programs and distribution networks;
•	earlier regulatory approval or certification;
•	long established relationships with physicians and hospitals;
•	the ability to offer competitive products at a lower price;
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
•

greater experience in and resources for conducting R&D, clinical studies, manufacturing, preparing regulatory submissions, obtaining regulatory clearance, approval or certification for products and marketing approved or certified products.

Our competitors may develop and patent processes or products earlier than we do, obtain patents that may apply to us at any time, obtain regulatory clearances, approvals or certifications for competing products more rapidly than we do or develop more effective or less expensive products or technologies that render our technology or products obsolete or less competitive. We also face fierce competition in recruiting and retaining qualified sales, scientific, and management personnel, establishing clinical studies sites and enrolling patients in clinical studies. If our competitors are more successful than we are in these matters, our business may be harmed.

We have a history of significant losses. If we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced significant net losses, and have no assurance that we will achieve profitability. We expect to continue to incur losses as we build our U.S. commercial operations and continue to investigate the use of our 10 kHz Therapy to treat other chronic pain conditions. We incurred net losses of $131.4 million, $83.1 million and $103.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, our accumulated deficit was $624.2 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Our patent infringement lawsuits with Boston Scientific Corporation have caused us to, and may continue to cause us to, incur substantial legal expenses.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit manufacturing cost of our products.

Currently, the gross profit generated from the sale of our Senza systems is not sufficient to cover our operating expenses. To achieve our operating and strategic goals, we will, among other things, need to reduce the per-unit manufacturing cost of Senza. This cannot be achieved without increasing the volume of components that we purchase in order to take advantage of volume-based pricing discounts, improving manufacturing efficiency or increasing our volume to leverage manufacturing overhead costs. While we made the strategic decision in the third quarter of 2020 to reduce our reliance on third party manufacturers by initiating a plan to establish manufacturing operations in Costa Rica, which is, at least in part, intended to improve our long-term gross margin, there can be no assurance such actions will be successful or not ultimately result in us incurring more costs. If we are unable to improve manufacturing efficiency and reduce manufacturing overhead costs per unit, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. The occurrence of one or more factors that negatively impact the manufacturing or sales of Senza or reduce our manufacturing efficiency may prevent us from achieving our desired reduction in manufacturing costs, which would negatively affect our operating results and may prevent us from attaining profitability.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. For our traditional chronic back and leg pain market, we believe that favorable coverage and reimbursement of procedures using our products from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date, while we continue to engage in efforts to educate payors on the advantages of 10 kHz Therapy.  However, there can be no assurance that all private health insurance plans will cover procedures using the product.  We currently have more limited coverage and reimbursement for use of our therapy in PDN and NSRBP patients and are working to expand payor coverage to include the use of our 10 kHz Therapy in this patient population. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful. A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

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
•

Our already-granted patents and any future patents may not survive legal challenges, including challenges in the ongoing lawsuit with Boston Scientific, to their scope, validity or enforceability, or provide significant protection for us, and they may be re-examined or invalidated, and/or may be found to be unenforceable or not cover competing products.

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

•

Monitoring unauthorized uses of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services.  For example, we filed a lawsuit in November 2016 against Boston Scientific Corporation in order to enforce certain of our patents, we filed a lawsuit in February 2019 for patent infringement and false advertisement against Stimwave, we filed a lawsuit in February 2020 for patent infringement against Nalu Medical, and we filed another lawsuit in February 2021 for patent infringement against Boston Scientific.  We may in the future seek to enforce our patents or other proprietary rights against other potential infringements. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product features, which could reduce demand for our products. In addition, we may need to defend our patents from third-party challenges, including interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions, oppositions, nullity actions, or other patent proceedings. We may also need to initiate infringement claims or litigation. Adverse proceedings such as litigation or challenges to the validity of our patents can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement or other adverse proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation or proceeding could place one or more of our patents at risk of being invalidated, interpreted narrowly or found unenforceable. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us, if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.

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

If we fail to maintain FDA approval or foreign approval or certification to market and sell Senza, or if such approval or certification is impacted in the future, we will be unable to commercially distribute and market Senza in the United States and abroad. Further, we may not be able to obtain required regulatory approvals or certifications to expand the indications for which we may market and sell Senza.

We and our products are subject to extensive regulation in the U.S. and elsewhere, including by the FDA and its foreign counterparts.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA and foreign regulatory authorities enforce these regulatory requirements through periodic unannounced inspections. We do not know whether we will pass any future FDA or foreign regulatory authorities inspections.  For example, while we have received FDA approval of our Senza PMA application, there can be no assurance that approval will be maintained. For example:

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

Failing to maintain FDA approval or foreign approval or certification could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA or foreign regulatory authorities or notified bodies could ask us to improve or augment manufacturing processes, collect and provide data on the quality or safety of our product or issue us warning letters relating to matters that may result in removal of our product from the market. Additionally, we will be required to obtain FDA approval or notified body certification prior to making any modification to the device, and the FDA or foreign regulatory authorities may revoke the approval or certification or impose other restrictions if post-market data demonstrates safety issues or lack of effectiveness. If we are unable to obtain and maintain the necessary regulatory approvals or certifications, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited. Further, the failure to obtain approval or certification for new products and new indications, such as painful diabetic neuropathy, on existing products could have an adverse effect on our business, financial condition or results of operations.

Modifications to our products may require us to obtain new PMA approvals or approvals of a PMA supplement, or any similar approval or certification and if we market modified products without obtaining necessary approvals or certifications, we may be required to cease marketing or recall the modified products until required approvals or certifications are obtained.

Certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to the FDA. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our approved devices in the future that we believe do not require approval of a new PMA or PMA supplement. If the FDA disagrees with our determination and requires us to submit a new PMA or PMA supplement for modifications to our previously approved products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not approve our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. With respect to PMA-approved devices, any changes to the manufacturing processes, including manufacturing site changes such as the planned change to assemble our Senza systems at our Costa Rica facility when completed, may require prior approval of a PMA supplement before such changes may be implemented. Any delay or failure in obtaining required approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

In the EU, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the European Economic Area (EEA) (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland), of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation.

Our growth and success depends on physicians’ use of our 10 kHz Therapy to treat chronic back pain, as well as the development and success in the PDN and NSRBP markets.

Our growth and success is dependent on physicians’ acceptance and use of our 10 kHz Therapy to treat chronic back pain and our development and success in the markets for our newest indications, PDN and NSRBP. We believe a significant limitation of current neuromodulation systems is the limited evidence supporting efficacy of traditional SCS products. Senza utilizes high-frequency stimulation technology capable of delivering waveform of up to 10,000 Hz for spinal cord stimulation that has been shown to be effective in the treatment of both leg and back pain and the management of chronic pain associated with PDN and NSRBP. However, we may face challenges convincing physicians, many of whom have extensive experience with competitors’ SCS products and established relationships with other companies, to appreciate the benefits of the 10 kHz Therapy and, in particular, its ability to treat back pain as well as leg pain, and adopt it for treatment of their patients. If Senza is unable to gain acceptance by physicians for the treatment of PDN, NSRBP or other pain indications for which its use is approved or certified, our potential to expand the existing neuromodulation market will be significantly limited and our revenue potential will be negatively impacted.

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.

As of December 31, 2021, we sell Senza directly in the Netherlands, Austria, Switzerland, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in Spain, Italy, Slovakia, Turkey and Kuwait. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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

The facilities used by us and third-party manufacturers to manufacture our products must be approved by the FDA and any comparable foreign regulatory authority or notified body pursuant to inspections or audits that will be conducted after we submit a PMA to the FDA or any comparable filing to a foreign regulatory authority or notified body. We do not control the manufacturing process of, and are completely dependent on, any third-party manufacturers we utilize for compliance with current Good Manufacturing Practice (cGMP) requirements or similar foreign requirements for manufacture of our products. If we or our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority or notified body, we or they will not be able to secure and/or maintain regulatory approval or certification for use of these manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority or notified body does not approve or certify these facilities for the manufacture of our products or if it withdraws any such approval or certification in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval or certification for or market our products. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals or certifications, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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
•

our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our products, impacting our ability to maintain our PMA approval or similar foreign approval or certification, or cause delays in shipment, impacting our ability to meet demand in the United States or international markets;

•	we may have difficulty locating and qualifying alternative suppliers;
•

switching components or suppliers, including our planned vertical integration of certain manufacturing capabilities at our new Costa Rica facility, may require product redesign and possibly submission to FDA, notified bodies or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;

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

We may not be able to quickly establish additional or alternative suppliers for commercialization in the United States if necessary, in part because we may need to undertake additional activities to qualify such suppliers as required by the regulatory approval process. Similar risk may exist in foreign jurisdictions. Any interruption or delay in obtaining products from our third-party suppliers, or our inability to obtain products from qualified alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to switch to competing products. Given our reliance on certain single-source suppliers, we are especially susceptible to supply shortages because we do not have alternate suppliers currently available.

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

Establishing additional or replacement suppliers for the components or processes used in Senza systems, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory authority approval or certification, which could result in further delay. While we seek to maintain adequate inventory of the single-source or sole-source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders.  In addition, from time to time, certain of our suppliers experience interruptions and variances in their manufacturing processes, including suppliers of our leads and batteries.  Because we are reliant on these single source suppliers, we are particularly susceptible to supply shortages and, if one of our suppliers were to experience an ongoing or continued manufacturing problem, and, in particular, our leads and battery suppliers, our ability to meet our forecasted commercial demand could be materially and negatively impacted.

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

If clinical studies for future indications do not produce results necessary to support regulatory clearance, approval or certification in the United States or elsewhere, we will be unable to commercialize our products for these indications.

Clinical studies are necessary to support PMA applications or similar foreign applications or submissions and may be necessary to support PMA supplements or similar foreign applications or submissions for modified versions of our marketed device products. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical study. Adverse outcomes in the post-approval studies could also result in restrictions or withdrawal of approval of the PMA or similar foreign approval or certification. We will likely need to conduct additional clinical studies in the future to support new indications for our products or for approvals, clearances or certifications of new product lines, or for the approval or certification of the use of our products in some foreign countries. For example, we are currently conducting clinical studies for Senza to explore the potential for 10 kHz Therapy to treat certain chronic pain conditions, including chronic upper limb and neck pain and non-surgical refractory back pain. We will likely need to conduct additional clinical studies in the future to support regulatory approval or certification for the use of our products to treat some of these new indications. Clinical testing can take many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

•

the FDA, Institutional Review Boards (IRBs), Ethics Committees, competent authorities of the EU member states or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;

•	patients do not enroll in, or enroll at a lower rate than we expect, or do not complete a clinical study;
•	patients or investigators do not comply with study protocols;
•

the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the clearance or approval of our products and similar risk exists in foreign jurisdictions;

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
•

third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or perform in a manner inconsistent with the investigator agreement, clinical study protocol, good clinical practices, other FDA, IRB or Ethics Committee requirements, and other foreign regulations governing clinical studies;

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical studies. Clinical failure can occur at any stage of the testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or non-clinical studies in addition to those we have planned. Our failure to adequately demonstrate the safety and effectiveness of any of our devices would prevent receipt of regulatory clearance, approval or certification and, ultimately, the commercialization of that device or indication for use.

We could also encounter delays if the FDA or foreign regulatory authorities concludes that our financial relationships with investigators results in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical study site or the utility of the clinical study itself. Principal investigators for our clinical studies may serve as scientific advisors or consultants to us from time to time and receive cash compensation and/or equity-based awards in connection with such services. If these relationships and any related compensation to or ownership interest by the clinical investigator carrying out the study result in perceived or actual conflicts of interest, or if the FDA or foreign regulatory authorities concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical study site may be questioned and the utility of the clinical study itself may be jeopardized, which could result in the FDA or foreign regulatory authorities or notified bodies refusing to accept the data as support for our future applications. Any such delay or rejection could prevent us from commercializing any of our products currently in development.

Even if our products are approved in the United States, Australia and certified in the EEA, comparable regulatory authorities of additional foreign countries and/or notified bodies must also approve the manufacturing and marketing of our products in those countries. Approval or certification procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, Australia or the EEA, including additional preclinical studies or clinical studies. Any of these occurrences may harm our business, financial condition and prospects significantly.

Even though we may generate positive data to support the use of our therapy and products for market expansion opportunities, and receive approval or certification to expand our indications for use to include additional indications, internal and external factors may make it more difficult for these additional indications and market expansion opportunities, or any other indications or other market expansion opportunities we may pursue in the future, to be commercially successful.

Even if we get approval or certification to expand our indications for use or generate positive data to support the use of our therapy and products for other market expansion opportunities, internal and external factors may make it more difficult for such expanded indications or uses to be commercially successful.  These factors include, among others, the following:

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
•

natural disasters, including pandemics such as the COVID-19 pandemic, and political unrest that could inhibit our ability to promote such new indications or uses and can negatively affect product demand by creating obstacles for patients to seek treatment and undergo elective procedures; and

•	the ability of our competitors to obtain similar approvals, such as Medtronic’s recent PDN approval, and to more successfully commercialize on such market expansion opportunities.

For example, even though we have received approval for 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN and the management of NSRBP (intractable back pain without prior surgery and not a candidate for back surgery), we will still be required to educate patients and healthcare professionals of the benefits of our therapy and products for the treatment of PDN and NSRBP.  If we are unable to successfully educate patients and healthcare professionals, including referring physicians, we will not be able to establish our 10 kHz Therapy as a viable treatment option for eligible PDN and NSRBP patients.   Further, we will also be required to either engage and build, or to otherwise contract, a salesforce network to market 10 kHz Therapy for the treatment of PDN.  Any such effort could be costly and time-consuming, and there can be no guarantee that it will be successful.  In addition, we will also need to establish payor acceptance of 10 kHz Therapy as a treatment option within the PDN and NSRBP patient communities, a process that may not be successful and could take many years to gain broad acceptance.  In addition to the foregoing factors, for our therapy for patients with NSRBP to be commercially successful it will require physicians who treat chronic back pain patients with back surgery to refer those patients to other physicians to perform an SCS procedure.

As a result of the above factors, any future indications or uses of our therapy and products we may pursue may not be successfully commercialized and as a result, our business and operating results may be harmed.

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

From time to time, we may be subject to legal proceedings and claims with respect to intellectual property.  For more information regarding our ongoing litigation with Boston Scientific, see the section titled “Legal Proceedings” included under Part I, Item 3 of this Annual Report. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, that we do not control. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock and the value of the 2025 Notes. Additionally, because we often do not control the timing of the public announcements, there is the potential for these announcements to be made during market hours, necessitating a halt in the trading of our common stock for periods of time.  Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•

effects of the ongoing COVID-19 pandemic, including, among others, surges of cases related to new variants, suspensions of non-essential or elective procedures to reduce non-critical hospitalizations, reduced demand for elective procedures and delays in trials and permanent implants;

•	physician and payor acceptance of our products and 10 kHz Therapy;
•	our success in initiating patient trials for the 10 kHz Therapy and converting those trials into permanent implants;
•	our ability to develop and grow the SCS market by convincing physicians and patients to use our therapy to treat PDN and NSRBP, and convincing payors to cover such procedures;
•	the effectiveness of the development of new markets for SCS, including PDN and NSRBP;
•	fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolescence or conformity with our product requirements;
•	fluctuations in the average sales prices of our products, in particular due to pricing pressure from competitors;
•	fluctuations in the expenses related to initiating, pursuing and defending lawsuits;
•	buying patterns of our customers;
•	the timing, expense and results of our commercialization efforts in the United States and elsewhere, R&D activities, clinical studies and regulatory approvals or certifications;
•	the introduction of new products and technologies by our competitors;
•	the productivity of our sales representatives;
•	difficulties in collecting receivables related to our sales in the United States;
•	fluctuations in expenses as a result of expanding our commercial operations and operating as a public company;
•	supplier, manufacturing or quality problems with our products;
•	changes in our pricing policies or strategies or in the pricing policies or strategies of our competitors;
•	changes in coverage amounts or government and third-party payors’ reimbursement policies; and
•	market volatility impacted by the COVID-19 pandemic

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build a commercial sales force in the United States, including for our recently approved indications of PDN and NSRBP, investigate the use of our 10 kHz Therapy for the treatment of other chronic pain conditions, continue to otherwise grow our business, including potentially acquiring other businesses or technologies, manage the maturity of the 2025 Notes, and continue to operate as a public company. In particular, we believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of Senza in the United States, as well as the growth of our sales and marketing efforts and sales representative training, seeking additional foreign regulatory approvals or certifications, the preparation and submission of regulatory filings and the clinical development of any other product candidates or indications we may choose to pursue. These expenditures will also include costs associated with manufacturing and supply as well as marketing and selling Senza in the United States and elsewhere, and any other future products approved for sale, R&D, conducting preclinical studies and clinical studies and obtaining regulatory approvals or certifications.

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts, particularly in the United States, and our efforts to develop our Senza systems and 10 kHz Therapy for the treatment of additional chronic pain indications and develop technology complementary to our current product. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to seek additional funds. If we are unable to raise funds on favorable terms, or at all, the long-term growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

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

As a result of our June 2015 underwritten public offering, we have experienced a Section 382 “ownership change.” We currently believe that this “ownership change” will not inhibit our ability to utilize our NOLs prior to expiration.  However, we may experience additional ownership changes as a result of subsequent changes in our stock ownership, some of which changes may be outside our control.  As a result, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability and generate sufficient taxable income in the future. If we are limited in our ability to use our NOLs and tax credits in future years as a result of ownership changes, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations. As of December 31, 2021, we had federal NOLs of $588.4 million, of which $329.4 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the Tax Cuts and Jobs Act (the 2017 Tax Act), as well as state NOLs of $336.5 million, of which $54.3 million may be carried forward indefinitely.  If not utilized, the remaining federal NOLs will begin to expire in 2026 and the state NOLs will begin to expire in 2022.

Risks Related to Regulation of our Industry

Senza is subject to extensive governmental regulation, and our failure to comply with applicable requirements could cause our business to suffer.

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies and authorities, such as the competent authorities of the EU member states. The FDA and other U.S. and foreign governmental agencies and authorities and notified bodies regulate and oversee, among other things, with respect to medical devices:

•	design, development and manufacturing;
•	testing, labeling, content and language of instructions for use and storage;
•	clinical studies;
•	product safety;
•	marketing, sales and distribution;
•	pre-market regulatory clearance, approval and certification;
•	conformity assessment procedures;
•	record-keeping procedures;
•	advertising and promotion;
•	recalls and other field safety corrective actions;
•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•	post-market studies; and
•	product import and export.

The laws and regulations to which we are subject are complex and have tended to become more stringent over time. Legislative or regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.

Our failure to comply with U.S. federal and state regulations or other foreign regulations applicable in the countries where we operate could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance, approvals or certifications, product recalls, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of our manufacturing facilities are possible. If any of these risks materialize, our business would be adversely affected.

Our business is subject to extensive governmental regulation that could make it more expensive and time consuming for us to expand the potential indications for which Senza is approved or certified or introduce new or improved products.

Our products must comply with regulatory requirements imposed by the FDA in the United States and similar agencies or bodies in foreign jurisdictions. These requirements involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, extensive agency review processes or notified bodies review processes, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we must comply with include:

•	FFDCA and the FDA’s implementing regulations (Title 21 CFR);
•	EU legislation on medical devices;
•	Medical Device Quality Management System Requirements (ISO 13485:2016);
•	Occupational Safety and Health Administration requirements; and
•	California Department of Health Services requirements.

Government regulation may impede our ability to conduct clinical studies and to manufacture and sell our existing and future products. Government regulation also could delay our marketing of new products for a considerable period of time and impose costly procedures on our activities. Foreign regulatory agencies or notified bodies may not approve or certify Senza and any of our future products on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals or certifications could negatively impact our marketing of any future products and reduce our product revenues.

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

For instance, the EU landscape concerning medical devices recently evolved. On May 25, 2017, the EU Medical Devices Regulation entered into force, which repeals and replaces the EU Medical Devices Directive and the EU Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive or EU Active Implantable Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements.

Non-compliance with the EU Medical Devices Regulation may affect our business or the way we intend to conduct our business in the EU.

The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would also prevent us from selling our products in these three countries.

Senza is subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer.

Subject to the transitional provisions and in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces EU Medical Devices Directive and the EU Active Implantable Medical Devices Directive. Compliance with these requirements is a prerequisite to be able to affix the European Conformity (CE) mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU.

Following a national referendum and enactment of legislation by the government of the United Kingdom (UK), the UK formally withdrew from the EU and ratified a trade and cooperation agreement governing its relationship with the EU. The EU–UK Trade and Cooperation Agreement (TCA) was applied provisionally as of January 1, 2021 and entered into force on May 1, 2021. The TCA does not specifically refer to medical devices. However, as a result of Brexit, the EU Medical Devices Regulation will not be implemented in the UK, and previous legislation that sought to mirror the EU Medical Devices Regulation in the UK law has been revoked. The regulatory regime for medical devices in Great Britain (England, Scotland and Wales) continues to be based on the requirements derived from previous EU legislation, and the UK may choose to retain regulatory flexibility or align with the EU Medical Devices Regulation going forward. CE markings will continue to be recognized in the UK, and certificates issued by EU-recognized notified bodies will be valid in the UK, until June 30, 2023. For medical devices placed on the market in Great Britain after this period, the UK Conformity Assessed (UCKA) marking will be mandatory. In contrast, UKCA marking and certificates issued by UK notified bodies will not be recognized on the EU market. Additionally, UK-based notified bodies, which were designated to independently assess the conformity of certain products requiring CE marking before being placed on the EU market, are no longer established in the EU, and accordingly, the conformity assessments carried out by such UK notified bodies, including those assessments carried out prior to 1 January 2021, are no longer valid for the EU compliance regime. Manufacturers whose products currently rely on third-party conformity assessments carried out by UK notified bodies require new conformity assessments to be carried out by EU-based notified bodies in order to ensure continuing compliance with the EU regime and to continue to place those products on the EU market. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed. Depending on which countries products will be ultimately sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in Great Britain.

In order to continue to sell Senza in Europe, we must maintain our certification and continue to comply with EU legislation and also the UK legislation. Our failure to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EU member states or the MHRA, could result in enforcement actions against us, including refusal, suspension or withdrawal of our certificates issued by our notified bodies, which could impair our ability to market products in the Europe in the future.

In addition, we are subject to the EU General Data Protection Regulation (GDPR), which imposes obligations on companies that operate in our industry with respect to the processing of personal data of individuals within the EEA and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Data privacy laws in the EU are developing rapidly and, in July 2020, the Court of Justice of the EU limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA.  Further, from January 1, 2021, companies have had to comply with the GDPR and the GDPR as incorporated into the UK national law, with each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. These changes may lead to additional costs and increase our overall risk exposure. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from member states in the EU to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision and remains under review by the Commission during this period.

In the EU, according to the EU Medical Devices Regulation, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. We are also subject to Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EU member state legislation governing the advertising and promotion of medical devices. EU member state legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national Codes of Conduct provide guidelines on the advertising and promotion of our products and may impose limitations on our promotional activities with healthcare professionals.

The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would also affect our business in these three countries.

The misuse or off-label use of our product may harm our image in the marketplace, result in injuries that lead to product liability suits, which could be costly to our business, or result in costly investigations and sanctions from the FDA and other regulatory bodies if we are deemed to have engaged in off-label promotion.

Senza has been approved for marketing in the United States, certified in the EU and approved by the TGA in Australia for specific treatments and anatomies. We may only promote or market the Senza SCS system for its specifically approved indications as described on the approved label. We train our marketing and sales force against promoting our products for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our product off-label, when in the physician’s independent professional medical judgement he or she deems the use of the product in the non-approved indication as appropriate. There may be increased risk of injury to patients if physicians attempt to use our product off-label. Furthermore, the use of our product for indications other than those approved or certified by the applicable regulatory authority or notified body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

Physicians may also misuse our product or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our product is misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. In addition, if the FDA or foreign regulatory authorities determines that our promotional materials, training or physician support activities constitute promotion of an off-label use, it could request that we modify our training, promotional materials or physician support activities or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and the curtailment of our operations. Further, regulators or legislators may also enhance the enforcement of, and attempt to curtail, any off-label use by physicians of medical devices in the future. Any of these events could significantly harm our business and results of operations and cause our stock price to decline.

Our products may in the future be subject to notifications, recalls, or voluntary market withdrawals that could harm our reputation, business and financial results.

The FDA, competent authorities of the EU member states and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, conduct a product notification or recall to inform physicians of changes to instructions for use, or if a deficiency in a device is found or suspected. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. Recalls, which include certain notifications and corrections as well as removals, of Senza could divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenue.

In addition, the manufacturing of our products is subject to extensive post-market regulation by the FDA and foreign regulatory authorities, and any failure by us or our contract manufacturers or suppliers to comply with regulatory requirements could result in recalls, facility closures, and other penalties. We and our suppliers and contract manufacturers are subject to the Quality System Regulation (QSR), and comparable foreign regulations which govern the methods used in, and the facilities and controls used for, the design, manufacture, quality assurance, labeling, packaging, sterilization, storage, shipping, and servicing of medical devices. These regulations are enforced through periodic inspections or audits of manufacturing facilities. Any manufacturing issues at our or our suppliers’ or contract manufacturers’ facilities, including failure to comply with regulatory requirements, may result in warning or untitled letters, manufacturing restrictions, voluntary or mandatory recalls or corrections, fines, withdrawals of regulatory clearances, approvals or certifications, product seizures, injunctions, or the imposition of civil or criminal penalties, which would adversely affect our business results and prospects.

We are required to report certain malfunctions, deaths, and serious injuries associated with our products, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the EU are legally bound to report serious incidents and Field Safety Corrective Actions (FSCAs) involving devices they produce or sell to the relevant authorities of the EU member states, in whose jurisdiction the incident occurred.

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

A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

The FDA and similar foreign governmental authorities such as the relevant authorities of the EU member states have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

•

the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

•

state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA; and

•

federal and state laws and regulations governing the collection, use, disclosure and protection of health-related and other personal information that could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g. Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. The CCPA and the CPRA may increase our compliance costs and potential liability. Similar laws have been passed in Virginia and Colorado and proposed at the federal level and in other states. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability.  In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law which, among other things, further reduced Medicare payments to certain providers, including hospitals. The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015 (MACRA), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

Our future success depends on our ability to develop, receive regulatory clearance, approval or certification for, additional chronic pain indications for Senza and introduce new products or product enhancements that will be accepted by the market in a timely manner.

It is important to our business that we build a pipeline of product offerings for treatment of chronic pain. As such, our success will depend in part on our ability to expand the chronic pain indications for which our products may be used and/or develop and introduce new products. However, we may not be able to successfully develop and obtain regulatory clearance, approval or certification for expanded indications or product enhancements, or new products, or these products may not be accepted by physicians or the payors who financially support many of the procedures performed with our products.

The success of any new product offering or enhancement to an existing product will depend on a number of factors, including our ability to:

•	identify and anticipate physician and patient needs properly;
•	develop and introduce new products or product enhancements in a timely manner;
•	avoid infringing upon the intellectual property rights of third parties;
•	demonstrate, if required, the safety and efficacy of new products with data from preclinical and clinical studies;
•	obtain the necessary regulatory clearances, approvals or certifications for new products or product enhancements;
•	comply fully with FDA and foreign regulations on marketing of new devices or modified products;
•	provide adequate training to potential users of our products; and
•	receive adequate coverage and reimbursement for procedures performed with our products.

If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these products or enhancements, or if our competitors introduce new products with functionalities that are superior to ours, our results of operations will suffer.

Risks Related to Our Securities

Our stock price has experienced significant volatility and may continue to be volatile. As a result, our stockholders may not be able to resell shares of our common stock at or above the price they paid and such volatility may also adversely impact the value of the 2025 Notes.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2025 Notes could decline. As of December 31, 2021, we had outstanding a total of approximately 35.0 million shares of common stock, and approximately 9.4 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2025 Notes could decline.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. Recently enacted legislation and associated regulations have significantly changed U.S. federal income tax laws, with potential impact to state and local taxation.  Further, many countries in Europe have recently proposed or recommended changes to existing tax laws or have enacted new laws that may increase our tax obligations in those countries.

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

Holders of Record

As of February 16, 2022, there were approximately 15 stockholders of record of our common stock, and the closing price per share of our common stock was $70.98. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative five-year stockholder return on our common stock to two indices: the S&P 500 Composite Index and the S&P Healthcare Equipment Index. An investment of $100 is assumed to have been made in our common stock and in each of the indices on December 31, 2015 and its relative performance is tracked through December 31, 2021.  The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
$100 investment in stock or index	2016	2017	2018	2019	2020	2021
Nevro Corp. (NVRO)	$100.00	$95.02	$53.52	$161.77	$238.23	$111.57
S&P 500 (GSPC)	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
S&P Healthcare Equipment (SPSIHE)	$100.00	$129.98	$141.99	$173.80	$230.87	$238.52

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

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

Overview

We are a global medical device company focused on delivering comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in chronic pain treatment.  We have developed and commercialized the Senza® spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain, with the Senza® Omnia™ platform being our latest addition to the Senza family of products. Our proprietary, paresthesia-free 10 kHz Therapy, delivered by our Senza system, was demonstrated in our SENZA randomized controlled trial (RCT) to be superior to traditional SCS therapy, with 10 kHz Therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy. In addition to the original approval of our therapy in back and leg pain, we received approval of unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) in July 2021 and we received expanded labeling in non-surgical refractory back pain (NSRBP) in January 2022. Our SENZA-RCT study, along with our SENZA-PDN clinical study, SENZA-NSRBP clinical study and European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.3 billion global SCS market by treating patients with debilitating chronic pain, including back and leg pain, NSRBP and PDN.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our 10 kHz Therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our family of surgical leads, marketed as the Surpass surgical lead, and in April 2020 received FDA approval for our reduced-size Surpass-C surgical lead.  In January 2018, we received FDA approval of our next generation Senza II SCS system.  In the fourth quarter of 2019, we received FDA approval of our next generation product platform, Senza Omnia, which we launched in the United States in the fourth quarter of 2019.  Additionally, we received approval to commercially launch Senza Omnia in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approval for our first Senza Omnia upgrade, Omnia™ Powered by HFX Connect™, and our next generation trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. This approval is specific to our unique 10 kHz stimulation, and the Senza system was the first spinal cord stimulation system approved by the FDA with a specific indication to treat certain forms of pain associated with PDN.

The tables below set forth our revenue from U.S. and international sales the past three years on a quarterly basis and total revenue for each of the past five years.

	Q1 2019	Q2 2019	Q3 2019	Q4 2019	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021
Revenue from:	(in millions)
U.S. sales	$65.8	$78.1	$84.2	$97.9	$75.3	$51.0	$90.9	$94.6	$74.7	$85.0	$78.1	$88.4
International sales	16.3	15.5	16.0	16.5	12.2	5.4	17.5	15.1	13.9	17.3	15.2	14.3
Total revenue	$82.1	$93.6	$100.2	$114.4	$87.5	$56.4	$108.5	$109.7	$88.6	$102.3	$93.2	$102.8

	2017	2018	2019	2020	2021
Revenue from:	(in millions)
U.S. sales	$263.5	$321.8	$326.0	$311.9	$326.2
International sales	63.2	65.5	64.3	50.2	60.7
Total revenue	$326.7	$387.3	$390.3	$362.0	$386.9

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of December 31, 2021 was $624.2 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10 kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, including a sales organization that targets physician specialties involved in PDN treatment decisions, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

In April 2020, we issued $165.0 million aggregate principal amount of 2.75% convertible senior notes due 2025 (the 2025 Notes) in a registered underwritten public offering and an additional $24.8 million aggregate principal amount of such notes pursuant to the underwriters’ exercise in full of their option to purchase additional 2025 Notes. The 2025 Notes’ interest rates are fixed at 2.75% per annum, with interest payable semi-annually in arrears on April 1 and October 1 of each year, which commenced on October 1, 2020.  The total net proceeds from the 2025 Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million. In connection with the offering of the 2025 Notes, we entered into convertible note hedge transactions in which we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of common stock at a price of approximately $105.00 per share. The total cost of the convertible note hedge transactions was $52.4 million.  In addition, we sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of our common stock at a price of $147.00 per share. We received $34.9 million in cash proceeds from the sale of these warrants.  The net cost incurred in connection with the convertible note hedge and warrant transactions was $17.5 million. Concurrent with the registered underwritten public offering of the 2025 Notes, we completed an underwritten public offering of common stock and issued 1,868,750 shares of common stock, including 243,750 shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. As a result of this public offering of common stock, we received cash proceeds of $147.1 million, net of underwriting discounts and commissions and offering costs. On June 1, 2021, our outstanding 1.75% convertible senior notes due 2021 (2021 Notes) matured, and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes.  In addition, we exercised our option under the bond hedge and received 682,916 shares of common stock from the bank counterparties.  As of December 31, 2021, the 2021 Notes were no longer outstanding.

We rely on third-party suppliers for all of the components of our Senza products, and currently for the assembly of these systems. Several of these suppliers are currently single-source suppliers. We have entered into and/or amended several supply agreements in an effort to reinforce our supply chain.  We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers makes us vulnerable to supply shortage problems and exposes us to greater lead times, increasing our risk of inventory obsolescence.  In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins.  We plan on conducting these manufacturing activities in a facility in Costa Rica, for which our lease began in April 2021. The integration process is expected to be completed in mid-2022.  Even after this integration process is completed, we expect that we will continue to rely on third-party manufacturers to provide key components to support the assembly process.  We may incur significant capital expenditures and implementation costs to initiate the manufacturing operations in Costa Rica.

COVID-19 Pandemic

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. The COVID-19 outbreak has negatively impacted, and continues to negatively impact our operations and revenues and overall financial condition as demand for elective procedures remains unpredictable and the number of Senza trials and permanent system implant procedures has not recovered to pre-pandemic levels. The magnitude of the risks and uncertainties related to the pandemic are unpredictable and could be further aggravated by the spread of new variants of the COVID-19 virus such as the Delta and Omicron variants, which may be more contagious and/or virulent. During the initial stages of the pandemic, the number of Senza systems procedures performed, similar to other elective surgical procedures, decreased significantly as health care organizations globally prioritized the treatment of patients with COVID-19. For example, in the United States in the first half of 2020 and more recently in connection with the spread of the Omicron variant, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic. Throughout 2021, the COVID-19 pandemic negatively impacted the global SCS therapy market, which we estimate decreased by approximately 5% to 10%. These challenges may arise again at any time throughout the duration of the pandemic, which is uncertain, and could reduce our revenue while the pandemic continues.

Notably, the predictably of trial and permanent implant procedures continues to be challenging to forecast in light of the ongoing pandemic and recent surges in cases caused by the Delta and then Omicron variants. Even if the severity of the pandemic subsides, we are unable to predict the timing that demand for Senza system procedures may return to historic levels as prospective patients may decide to delay their procedures.  As a result of the spread of more contagious and virulent variants, the COVID-19 pandemic could continue to result in a meaningful delay in patients seeking to have a Senza system trial.  Further, we anticipate that the substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions will result in patients seeking to have Senza system trials or implant procedures performed having to navigate limited provider capacity, due to, among other reasons, a growing trend of labor shortages with nurses and other healthcare facility staff. We believe these factors may have an adverse effect on the recovery of the global SCS therapy market and, as a result, the amount of time we predict for our sales to recover following the end of the pandemic.

Further, numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Multiple times in 2020, the governor of California, where our headquarters are located, issued a “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; delays in approvals or certifications by regulatory authorities and notified bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Senza systems. For instance, in the EU, notified bodies must be officially designated to certify products and services in accordance with the Medical Devices Regulation (EU) No 2017/745 (the EU Medical Devices Regulation). While several notified bodies have been designated, the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation as a consequence of which review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA. In addition, even after the lift of “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19, we continue to experience disruptions to our business as a result of patients and customers continuing to be cautious in restarting elective procedures in light of the continued risk posed by the virus.

Global and domestic supply chains and the timely availability of raw materials and products may be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future activities.

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

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of our products and the related implant procedure for patients. The revenue we are able to generate from sales of our products depends in large part on the availability of reimbursement from such payors. While we currently have a favorable National

Coverage Determination (NCD) and reimbursement by Medicare for chronic back and leg pain, we have more limited coverage for PDN and NSRBP procedures, and decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policies. These payors may deny reimbursement if they determine that the device or procedure was not medically necessary for the patient and used in accordance with the payor’s coverage policy.

A significant component of our commercial efforts includes working with private payors to ensure positive coverage decisions for our products. For our traditional chronic back and leg pain market, we believe that favorable coverage and reimbursement for procedures using our products from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date.  Although the largest commercial payors and Medicare cover procedures using Senza, there can be no assurance that all private health insurance plans will cover the therapy. Effective July 1, 2021, Medicare now requires Prior Authorization for certain hospital outpatient procedures, including SCS procedures. In January 2022, we announced that UnitedHealthcare will provide coverage for our 10 kHz Therapy for the treatment of PDN for dates of service on or after March 1, 2022. A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

We are working to expand payor coverage to include the use of our 10 kHz Therapy for the management of PDN and NSRBP. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful.

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. Further, the manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $2.5 million and $2.7 million for the years ended December 31, 2021 and 2020, respectively. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete, as was the case in the years ended December 31, 2021 and 2020, when we recorded a charge of $1.8 million and $2.6 million, respectively.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to help our commercialization efforts around and to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017.  Most recently, we launched our next generation product platform, Senza Omnia, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020.  In the first quarter of 2021, we received FDA approvals for our first Senza Omnia upgrade and a new trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and next generation IPGs. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of the 10 kHz Therapy through clinical data are all critical to increasing the adoption of this therapy.  We initiated two randomized controlled trials in 2018, SENZA-PDN and SENZA-NSRBP, which evaluate the 10 kHz Therapy for the treatment of PDN and NSRBP, respectively. In January 2020 at NANS 2020, we presented the three-month data from our SENZA-PDN study, which was the largest SCS randomized controlled trial conducted to date for PDN. In January 2021, we presented the six-month data from our SENZA-PDN study at NANS 2021. In April 2021, the six-month data from the SENZA-PDN study was additionally published in JAMA Neurology, an international peer-reviewed journal. In June 2021, we presented the 12-month follow-up results and the 6-month crossover patient data at the American Diabetes Association 81st Scientific Sessions. With regard to the SENZA-NSRBP study, we presented the three-month primary endpoint results in January 2021 at NANS 2021, representing the first release of data from this randomized controlled trial.  In June 2021, we presented the 6-month data from SENZA-NSRBP at the American Society of Interventional Pain Physicians 23rd annual meeting. Both the SENZA-PDN and SENZA-NSRBP studies are ongoing, and further data will be presented and published in leading journals as the data becomes available.  In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN.

Significant Investment in U.S. Sales Organization

In 2021, we established a sales organization to support the launch of our PDN indication in the U.S. This sales organization targets physician specialties involved in PDN treatment decisions, including primary care physicians, endocrinologists, internal medicine and podiatrists, to create awareness of 10 kHz Therapy to treat PDN patients. We are continuing to make investments in building our U.S. commercial infrastructure and recruiting and training our U.S. sales force. This is a lengthy process that requires recruiting appropriate sales representatives, establishing and, on occasion, refining a commercial infrastructure in the United States and training our sales representatives. Following initial training for Senza, our sales representatives typically require lead time in the field to grow their network of accounts and produce sales results. Successfully recruiting and training a sufficient number of productive sales representatives has been required to achieve growth at the rate we expect.

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

Revenue

Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of the Company’s goods to its customers.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the goods. Under ASC 606, Revenue from Contracts with Customers, assuming all other revenue recognition criteria have been met, we also recognize revenue for arrangements where we have satisfied the performance obligations but have not issued invoices.  These amounts are recorded as unbilled receivables, which are included in accounts receivable on the consolidated balance sheet, as we have an unconditional right to payment at the end of the applicable period.

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

Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with warranty obligations continue to be recognized as expense when the products are sold. The Company periodically provides incentive offers, in the form of rebates, to customers based on their aggregate levels of purchases.  Product revenue is recorded net of such incentive offers.

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

In 2019, we granted performance stock units (PSUs) to our current CEO, which entitle him to receive a number of shares of our common stock based on our stock price performance compared to a specified target composite index over a three-year period.  The number of shares to be issued upon vesting ranges from zero to 3.5 times the number of PSUs granted, depending on the relative performance of our common stock compared to the targeted composite index.  In 2020 and 2021, the Company granted PSUs to certain member of the management team, subject to continued service to the Company and based on the total shareholder return of the Company’s common stock price compared to the targeted composite index over a three-year period.  The number of shares to be issued upon vesting of these PSUs range from 0 to 1.5 times the target number of shares granted, depending on the Company’s performance against the targeted composite index. The fair value of these PSUs is determined by using the Monte Carlo simulation model, which is based on a discounted cash flow approach, and requires inputs such as expected volatility of our stock price, expected volatility of the targeted composite index, correlation between the changes in our stock price and the target composite index, risk-free interest rate and expected dividends.  The expected volatility of our stock and the target composite index is based on the historical data. Correlation is based on the historical relationship between our stock price and the target composite index. The risk-free interest rate is based upon the treasury yield consistent with the vesting term of the grant. The expected dividend yield is zero.  Stock-based compensation for these PSUs is recognized over the specified performance measurement.

We estimate the fair value of the rights to purchase shares by employees under our Employee Stock Purchase Plan using the Black-Scholes option pricing formula. Our Employee Stock Purchase Plan provides for consecutive six-month offering periods and we use our own historical volatility data in the valuation.

Income Tax

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on our net U.S. federal and state deferred tax assets as of December 31, 2021 and 2020. We intend to maintain a full valuation allowance on the federal and state deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2021, we had federal net operating loss carryforwards (NOLs) of $588.4 million, of which $329.4 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the 2017 Tax Act, as well as state NOLs of $336.5 million, of which $54.3 million may be carried forward indefinitely.  If not utilized, the remaining federal NOLs will begin to expire in 2026 and the state NOLs will begin to expire in 2022. We have no significant foreign NOL carryforwards.  We also have federal research tax credit carryforwards that will begin to expire in 2026 and California research tax credits that do not expire. Realization of these NOL and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could materially and adversely affect our results of operations.

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

No deferred tax assets have been recognized on our balance sheet related to our federal and state NOLs and tax credits, as they are fully reserved by a valuation allowance. We experienced a Section 382 “ownership change” as a result of our June 2015 underwritten public offering.  We currently estimate this “ownership change” will not inhibit our ability to utilize our NOLs.  However, we may, in the future, experience one or more additional Section 382 “ownership changes” as a result of subsequent changes in our stock ownership, some of which changes are outside our control. If so, we may not be able to utilize a material portion of our NOLs and tax credits even if we achieve profitability and generate sufficient taxable income. If we are limited in our ability to use our NOLs and tax credits in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations.

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

Allowance for Doubtful Accounts

We make estimates as to the overall collectability of accounts receivable and provide an allowance for accounts receivable considered uncollectible based on current expected credit losses. We specifically analyze accounts receivable based on historical bad debt experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We record the adjustment in general and administrative expense. Our accounts receivable balance was $70.5 million, net of allowance of $1.4 million, as of December 31, 2021 and $77.7 million, net of allowance of $3.0 million, as of December 31, 2020.

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

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality.  For example, the industry generally experiences lower revenues in the first and third quarters of the year and higher revenues in the fourth quarter.  Our revenue has historically been impacted by these industry trends. Further, the impact of the buying patterns and implant volumes of hospitals and medical facilities, and third-party distributors may vary, and as a result could have an effect on our revenue from quarter to quarter. The normal seasonal fluctuations of our revenue have been disrupted by the COVID-19 pandemic, as we have seen significant fluctuations in our quarterly revenue based on current events directly caused by the pandemic. We have recorded revenue of approximately $326.0 million, $311.9 million and $326.2 million for the years ended December 31, 2019, 2020 and 2021, respectively, for sales in the United States.  We anticipate that our total revenue will increase as we continue our commercialization in the United States.

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

We significantly increased the size of our sales presence worldwide during 2019, and we have maintained the overall size of our sales organization in 2020.  In 2021, we established a sales organization to support the launch of our PDN indication in the U.S. This sales organization targets physician specialties involved in PDN treatment decisions, including primary care physicians, endocrinologists, internal medicine and podiatrists, to create awareness of 10 kHz Therapy to treat PDN patients. In the last three years, we have increased marketing spending in order to generate additional sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States. We expect SG&A expenses to decrease as a percent of revenue as we engage in activities that leverage our existing sales and marketing personnel to support the commercialization of our products in the United States.

During 2019, 2020 and 2021 we had experienced significant legal expenses associated with our intellectual property litigation with Boston Scientific. We anticipate significant continued expenses associated with these legal activities. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue, the timing and extent of our SG&A expense, and the direct impact of the COVID-19 pandemic on certain discretionary spend items such as travel and trade shows.

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

Comparison of the Years Ended December 31, 2021 and 2020

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
	2021	2020	Change
(in thousands)
Revenue	$386,905	$362,048	$24,857
Cost of revenue	120,863	112,146	8,717
Gross profit	$266,042	$249,902	$16,140
Gross margin	69%	69%	(0)%

Revenue. Revenue increased to $386.9 million in 2021 from $362.0 million in 2020, an increase of $24.9 million, or 7%. Revenue in the United States was $326.2 million in 2021, a 5% increase from $311.9 million in the 2020.  International revenue was $60.7 million in 2021, compared to $50.2 million in 2020. Our revenue in 2020 was negatively impacted by the COVID-19 pandemic, when we experienced worldwide decline in procedure volume in the first half of 2020, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19 and as elective procedures were significantly limited or halted, which was offset by some recovery in revenue in the second half of 2020 due to the rescheduling of implant procedures from the first half of 2020. We experienced some recovery from the pandemic in the first half of 2021, although the Delta and Omicron variants disrupted the pace of this recovery in the second half of 2021. Compared to 2020, our overall unit shipments increased in 2021.
Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $120.9 million in 2021, compared to $112.1 million in 2020, an increase of $8.7 million, or 8%.  This increase was primarily due to an increase of $9.1 million in the costs of manufactured product components and $4.3 million related to costs associated to initiating the manufacturing facility in Costa Rica, offset by a decrease of $3.1 million in royalty expenses and $1.6 million under-absorption of overhead in 2020. Gross profit increased to $266.0 million in 2021 from $249.9 million in 2020, an increase of $16.1 million, or 6%.  Gross profit as a percentage of revenue, or gross margin, remained steady at 69% in 2021 and 2020.

Operating Expenses

	Years Ended December 31,
	2021		2020
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$47,665	12%	$45,600	13%	$2,065
Sales, general and administrative	309,311	80%	267,154	74%	42,157
Certain litigation charges	20,000	5%	—	0%	20,000
Total operating expenses	$376,976	97%	$312,754	86%	$64,222

Research and Development (R&D) Expenses. R&D expenses increased to $47.7 million in 2021 from $45.6 million in 2020, an increase of $2.1 million, or 5%. The increase was primarily due to an increase in development activities of $2.5 million and personnel costs of $1.7 million, which were partially offset by a decrease in clinical and regulatory expenses of $2.1 million.

Sales, General and Administrative (SG&A) Expenses. SG&A expenses increased to $309.3 million in 2021 from $267.2 million in 2020, an increase of $42.2 million, or 23%. This increase was primarily driven by increased legal expenses of $13.9 million related to ongoing intellectual property litigation efforts, marketing and PDN related initiative expenses of $12.8 million, consulting and contract labor expenses of $5.7 million, personnel expenses of $6.3 million, and travel and meeting expenses of $3.5 million.

Certain litigation charges. Certain litigation charges in 2021 relates to the jury award of $20.0 million to Boston Scientific in connection with our patent infringement proceedings. We plan to appeal the decision, which may take approximately 18 to 24 months to resolve.

Interest Income, Interest Expense, Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

	Years Ended December 31,
	2021	2020	Change
(in thousands)
Interest income	$671	$2,956	$(2,285)
Interest expense	(19,749)	(21,806)	2,057
Other income (expense), net	(814)	(495)	(319)
Provision for income taxes	534	868	(334)

Interest Income. Interest income decreased to $0.7 million in 2021 from $3.0 million in 2020, primarily as a result of a decrease in our investment yield rate, as well as a decreased cash balance from the settlement of our 2021 Notes.

Interest Expense. Interest expense decreased to $19.7 million in 2021 from $21.8 million in 2020. There was a $6.5 million decrease in expenses for the interest and amortization of debt discount and debt issuance costs related to the 2021 Notes, which were settled in June 2021.  This decrease was offset by an increase of $4.4 million for similar expenses related to the 2025 Notes, which was outstanding for the full year in 2021 compared to nine months in 2020.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, and the gains and losses from the remeasurement of foreign-denominated balances. We recorded a net loss of $0.7 million in 2021 and a net gain of $41,000 in 2020 relation to the two items previously mentioned.  Our remeasurement gains and losses are affected by changes in the foreign currency translation rates of the countries in which we conduct business. Additionally, in 2020, we recorded a net expense of $0.4 million for the impairment charge related to the value of the right to acquire a privately-held company.

Income Tax Expense. Income tax expense was $0.5 million in 2021 and $0.9 million in 2020. Our income tax expense is associated primarily with foreign and state income taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance on the majority of our deferred tax assets. The change in income tax expense was primarily due to changes in foreign income taxes on profits realized by our foreign subsidiaries.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025.  Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. At December 31, 2021, we had cash, cash equivalents and short-term investments of $362.0 million. Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years Ended December 31,
	2021	2020	2019
(in thousands)
Net cash provided by (used in)
Operating activities	$(41,881)	$1,191	$(50,225)
Investing activities	201,715	(369,868)	32,330
Financing activities	(169,381)	346,905	32,093
Effect of exchange rate on cash flows	(340)	646	259
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,887)	$(21,126)	$14,457

Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $41.9 million for the year ended December 31, 2021, primarily due to the net losses during the period of $131.4 million. The cash used in operating activities for the year ended December 31, 2021 was also affected by an increase in inventories of $17.2 million.  These changes were offset by a net increase in accounts payable and accrued liabilities of $12.2 million, an increase in other long-term liabilities of $14.2 million and a decrease in accounts receivable of $8.2 million, as well as non-cash stock based compensation expense of $44.4 million, non-cash interest expense of $13.3 million, depreciation and amortization of $4.9 million, write-down of inventories of $4.3 million and amortization of operating lease assets of $3.8 million. Net cash provided by operating activities was $1.2 million for the year ended December 31, 2020. The cash provided by operating activities for the year ended December 31, 2020 was affected by a decrease in prepaids and other assets of $7.5 million, a decrease in accounts receivable of $3.4 million, and a decrease in inventory of $2.5 million, as well as non-cash stock based compensation expense of $42.7 million, non-cash interest expense of $14.9 million, inventory write-down of $5.4 million, depreciation and amortization of $4.8 million, amortization of operating lease assets of $3.4 million and provision of doubtful accounts of $2.2 million.  These changes were offset by a net loss of $83.1 million for the year and a decrease in long term liabilities of $2.4 million. Net cash used in operating activities was $50.2 million for the year ended December 31, 2019, primarily due to the net losses during the period of $103.7 million. The cash used in operating activities for the year ended December 31, 2019 was affected by an increase in accounts receivable of $2.2 million and an increase in prepaids and other assets of $3.2 million.  These changes were offset by a net increase in accounts payable and accrued liabilities of $5.7 million and write-down of inventories of $1.5 million, as well as non-cash stock based compensation expense of $41.7 million, non-cash interest expense of $7.9 million, depreciation and amortization of $4.6 million and amortization of operating lease assets of $3.2 million.

Cash Used in Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments, and purchases of property and equipment. For the year ended December 31, 2021, we had net proceeds from the sales and maturity of investments of $214.1 million and purchases in property and equipment of $12.3 million. For the year ended December 31, 2020, we had net purchases of investments of $371.3 million and purchases in property and equipment of $6.0 million, offset by the receipt of

$7.5 million for the repayment of secured convertible notes from a private company. For the year ended December 31, 2019, we had net proceeds from the sales and maturity of investments of $43.3 million, offset by purchases in property and equipment of $3.5 million.  Additionally, we purchased secured convertible notes totaling $7.5 million in the year ended December 31, 2019.

Cash Provided by Financing Activities. Cash used in financing activities was $169.4 million for the year ended December 31, 2021. We paid $172.5 million to settle the principal for our 2021 Notes. Additionally, we had tax withholdings of $8.1 million, offset by proceeds from issuance of common stock of $11.2 million.  Cash provided by financing activities was $346.9 million for the year ended December 31, 2020. The majority of this cash was from the proceeds of $183.6 million, net of issuance costs, from the 2025 Notes and the proceeds of $147.1 million, net of issuance costs, from the concurrent public common stock offering.  The cash received from these activities was offset by a net $17.5 million cost of convertible note hedge and warrant transactions, which included the $52.4 million purchase of convertible note hedges and proceeds of $34.9 million related to the sale of warrants.  Additionally, we received cash of $33.6 million from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan, net of tax withholdings. Cash provided by financing activities was $32.1 million for the year ended December 31, 2019, primarily due to the cash received from the issuance of common stock to employees of $35.2 million pursuant to the exercise of employee stock options and our employee stock purchase plan, offset by $3.1 million for tax withholdings paid on behalf of employees for net share settlement.

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

In February 2017, we entered into a separate non-cancellable facility lease for warehouse space beginning March 1, 2017 through February 28, 2022, under which we are obligated to pay approximately $0.4 million in lease payments over the term of the lease. In October 2021, we extended our warehouse lease through May 2025, under which we are obligated to pay approximately $0.4 million over the extended term.

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

We have also entered into a service agreement for which we are committed to pay $2.5 million in each of the next three years over the term of the service agreement, as well as a license agreement for which we are committed to pay $0.2 million over the remaining term of license agreement.

As of December 31, 2021, our contractual obligations related to the 2025 Notes are payments of interest of $5.2 million due each year from 2022 through 2024, and payments of interest and principal totaling $192.4 million due in 2025.

The following table summarizes our contractual obligations as of December 31, 2021 (in thousands):

	Payment date by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(in thousands)
Notes payable, including contractual interest	$208,013	$5,218	$10,436	$192,359	$—
Lease obligations	23,173	5,720	12,220	3,254	1,979
Purchase obligations	8,520	3,506	5,014	—	—
Total	$239,706	$14,444	$27,670	$195,613	$1,979

Off-Balance Sheet Arrangements

Through December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 7, Commitments and Contingencies, of Notes to the Consolidated Financial Statements within Part II, Item 8 of this Annual Report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2021, we had cash and cash equivalents of $34.7 million, consisting of cash, corporate notes and money market funds, and short-term investments of $327.3 million, consisting of agency bonds, commercial paper, corporate notes and treasury bonds. We maintained investments in money market funds that were not federally insured during the year ended December 31, 2021 and held cash in foreign banks of approximately $8.6 million at December 31, 2021 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction losses of $0.7 for the year ended December 31, 2021, gains of $41,000 for the year ended December 31, 2020 and losses of $0.6 million for each of the years ended December 31, 2019. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the year ended December 31, 2021 would have affected the Company’s net loss by approximately 2%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

See Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for further information on foreign currency translation.

Market Risk and Market Interest Risk

In June 2016, we issued $172.5 million aggregate principal amount of 1.75% convertible senior notes due 2021. On June 1, 2021, these 2021 Notes matured and we settled the 2021 Notes by paying $172.5 million to settle the outstanding principal and issuing 682,912 shares of common stock to holders who elected to convert the 2021 Notes. In addition, we exercised our option under the bond hedge and received 682,916 shares of common stock from the bank counterparties. None of the holders of the warrants associated with the 2021 Notes exercised the option to purchase shares.  As of December 31, 2021, the 2021 Notes were no longer outstanding. In April 2020, we issued $189.8 million aggregate principal amount of 2.75% convertible senior notes due 2025. The fair value of these convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature.  The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value.  The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.  Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nevro Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nevro Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Inventory Valuation - Excess and Obsolete Inventory

As described in Notes 2 and 6 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. Management regularly reviews inventory quantities compared to forecasted sales to record a provision for excess and obsolete inventory when appropriate. Inventory write downs are recorded for excess and obsolete inventory. Management estimates forecasted sales considering product acceptance in the marketplace, customer demand, historical sales, product obsolescence, and technological innovations. As of December 31, 2021, total inventories were $93.5 million.

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

February 23, 2022

We have served as the Company’s auditor since 2008.

Nevro Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$34,710	$44,597
Short-term investments	327,317	543,373
Accounts receivable, net of allowance for doubtful accounts of $1,385 and $3,000 at December 31, 2021 and 2020, respectively	70,475	77,667
Inventories	93,517	83,296
Prepaid expenses and other current assets	5,185	4,173
Total current assets	531,204	753,106
Property and equipment, net	20,664	13,531
Operating lease assets	17,577	18,142
Other assets	4,493	4,043
Restricted cash	606	606
Total assets	$574,544	$789,428
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$31,999	$23,109
Accrued liabilities	45,517	43,305
Short-term debt	—	168,776
Other current liabilities	4,687	3,975
Total current liabilities	82,203	239,165
Long-term debt	151,310	141,771
Long-term operating lease liabilities	15,402	16,689
Other long-term liabilities	22,013	3,343
Total liabilities	270,928	400,968
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2021 and 2020, respectively; zero shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at December 31, 2021 and 2020, respectively; 35,709,570 shares issued and 35,026,654 shares outstanding at December 31, 2021; 34,583,064 shares issued and outstanding at December 31, 2020	35	35
Additional paid-in capital	928,138	880,660
Accumulated other comprehensive income / (loss)	(364)	598
Accumulated deficit	(624,193)	(492,833)
Total stockholders’ equity	303,616	388,460
Total liabilities and stockholders’ equity	$574,544	$789,428

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue	$386,905	$362,048	$390,255
Cost of revenue	120,863	112,146	121,905
Gross profit	266,042	249,902	268,350
Operating expenses
Research and development	47,665	45,600	59,017
Sales, general and administrative	309,311	267,154	305,812
Certain litigation charges	20,000	—	—
Total operating expenses	376,976	312,754	364,829
Loss from operations	(110,934)	(62,852)	(96,479)
Interest income	671	2,956	6,020
Interest expense	(19,749)	(21,806)	(10,931)
Other income (expense), net	(814)	(495)	(697)
Loss before income taxes	(130,826)	(82,197)	(102,087)
Provision for income taxes	534	868	1,599
Net loss	(131,360)	(83,065)	(103,686)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(469)	991	449
Changes in unrealized gains (losses) on short-term investments, net	(493)	(80)	315
Net change in other comprehensive loss	(962)	911	764
Comprehensive loss	$(132,322)	$(82,154)	$(102,922)
Net loss per share, basic and diluted	$(3.77)	$(2.47)	$(3.37)
Weighted average number of common shares used to compute basic and diluted net loss per share	34,823,258	33,677,641	30,803,872

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2018	30,263,536	30	552,612	(306,082)	(1,077)	245,483
Exercise of common stock options	828,722	1	28,606	—	—	28,607
Issuance of common stock upon release of restricted stock units	325,839	—	—	—	—	—
Shares withheld for tax obligations	(38,696)	—	(3,057)	—	—	(3,057)
Issuance of common stock under employee stock purchase plan	164,960	1	6,544	—	—	6,545
Stock based compensation	—	—	41,696	—	—	41,696
Net loss	—	—	—	(103,686)	—	(103,686)
Other comprehensive loss	—	—	—	—	764	764
Balances at December 31, 2019	31,544,361	32	626,401	(409,768)	(313)	216,352
Issuance of common stock upon underwritten public offering, net of issuance costs	1,868,750	2	147,142	—	—	147,144
Conversion feature of convertible senior notes due 2025, net of allocated costs	—	—	48,340	—	—	48,340
Purchase of bond hedges	—	—	(52,390)	—	—	(52,390)
Sales of warrants	—	—	34,933	—	—	34,933
Exercise of common stock options	756,797	1	34,624	—	—	34,625
Issuance of common stock upon release of restricted stock units	395,971	—	—	—	—	—
Shares withheld for tax obligations	(62,782)	—	(8,564)	—	—	(8,564)
Issuance of common stock under employee stock purchase plan	79,967	—	7,513	—	—	7,513
Stock based compensation	—	—	42,661	—	—	42,661
Net loss	—	—	—	(83,065)	—	(83,065)
Other comprehensive loss	—	—	—	—	911	911
Balances at December 31, 2020	34,583,064	35	880,660	(492,833)	598	388,460
Exercise of common stock options	90,582	—	4,331	—	—	4,331
Issuance of common stock upon release of restricted stock units	346,602	—	—	—	—	—
Shares withheld for tax obligations	(58,787)	—	(8,062)	—	—	(8,062)
Issuance of common stock under employee stock purchase plan	65,197	—	6,849	—	—	6,849
Issuance of common stock from conversion of convertible senior notes due 2021	682,912	1	(1)			—
Exercise of bond hedge for convertible senior notes due 2021	(682,916)	(1)	1			—
Stock based compensation	—	—	44,360	—	—	44,360
Net loss	—	—	—	(131,360)	—	(131,360)
Other comprehensive loss	—	—	—	—	(962)	(962)
Balances at December 31, 2021	35,026,654	$35	$928,138	$(624,193)	$(364)	$303,616

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(131,360)	$(83,065)	$(103,686)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,882	4,794	4,563
Amortization of operating lease assets	3,796	3,392	3,237
Stock-based compensation expense	44,367	42,655	41,697
Amortization of premium (accretion of discount) on short-term investments	1,510	320	(2,037)
Provision for (recovery of) doubtful accounts	(1,528)	2,165	(27)
Write-down of inventory	4,257	5,366	1,456
Loss on disposal of equipment	—	12	—
Amortization of debt discount and issuance costs	13,263	14,946	7,912
Unrealized gains (losses) on foreign currency transactions	3,083	(184)	(450)
Changes in operating assets and liabilities
Accounts receivable	8,205	3,369	(2,153)
Inventories	(17,225)	2,523	(938)
Prepaid expenses and other current assets	(1,027)	5,666	(3,222)
Other assets	(451)	1,802	514
Accounts payable	9,006	7,678	(7,472)
Accrued liabilities	3,185	(7,897)	13,205
Other long-term liabilities	14,156	(2,351)	(2,824)
Net cash provided by / (used in) operating activities	(41,881)	1,191	(50,225)
Cash flows from investing activities
Purchases of short-term investments	(446,916)	(668,371)	(211,006)
Proceeds from maturity of short-term investments	660,971	297,028	254,308
Repayment from (investment in) private company	—	7,500	(7,500)
Purchases of property and equipment	(12,340)	(6,025)	(3,472)
Net cash provided by / (used in) investing activities	201,715	(369,868)	32,330
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net	—	147,144	—
Proceeds from issuance of convertible notes	—	189,750	—
Convertible notes debt issuance costs	—	(6,105)	—
Proceeds from issuance of warrants	—	34,933	—
Purchase of convertible note hedges	—	(52,390)	—
Repayment of convertible notes	(172,500)	—	—
Minimum tax withholding paid on behalf of employees for net share settlement	(8,062)	(8,564)	(3,057)
Proceeds from issuance of common stock to employees	11,181	42,137	35,150
Net cash provided by financing activities	(169,381)	346,905	32,093
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(340)	646	259
Net increase in cash, cash equivalents and restricted cash	(9,887)	(21,126)	14,457
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of year	45,203	66,329	51,872
Cash, cash equivalents and restricted cash at end of year	$35,316	$45,203	$66,329
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,283	$1,307	$1,338
Cash paid for interest	$6,728	$5,555	$3,019
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$526	$850	$285

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

Since inception, the Company has incurred net losses. During the year ended December 31, 2021, the Company incurred a net loss of $131.4 million and had $41.9 million of cash used in operations. At December 31, 2021, the Company had an accumulated deficit of $624.2 million. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock in its November 2014 initial public offering, its June 2015 underwritten public offering and its June 2016 underwritten public offering of convertible senior notes due in 2021 (2021 Notes). Additionally, in April 2020, the Company issued a total of $189.8 million aggregate principal amount of convertible senior notes due 2025 (2025 Notes).  The total net proceeds from this debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million. Concurrent with this debt offering, the Company also completed an underwritten public offering for 1,868,750 shares of its common stock, from which the Company received cash proceeds of $147.1 million, net of underwriting discounts and commissions and offering costs. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses to meet its obligations as they become due. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). The consolidated financial statements include the Company’s accounts and those of its five operational wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Other Risks and Uncertainties

The Company is subject to risks related to the public health crises such as the global pandemic associated with COVID-19, which has spread to most countries and all 50 states within the United States. The COVID-19 outbreak has negatively impacted, and continues to negatively impact, our operations, revenues and overall financial condition and demand for elective procedures remains unpredictable. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic. Although some restrictions on elective procedures have eased, the effect of the pandemic and recent surges in cases continue to affect patient willingness for interventional therapy for chronic pain and the number of elective procedures being performed. These challenges will likely continue for the duration of the pandemic, which is uncertain, and will affect our revenue while the pandemic continues.

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

Foreign Currency Translation

The Company’s consolidated financial statements are prepared in U.S. dollars (USD). Its foreign subsidiaries in Europe and Australia use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the monthly average exchange rates during the period when the transaction occurs. The resulting foreign currency translation adjustments from this process are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Unrealized foreign exchange gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the reporting entity are recorded in other income (expense), net. The Company recorded net unrealized foreign currency transaction losses of $3.3 million during the year ended December 31, 2021, gains of $0.3 million during the year ended December 31, 2020 and gains of $1.0 million during the year ended December 31, 2019. Additionally, realized gains and losses resulting from transactions denominated in currencies other than the local currency are recorded in other income (expense), net. The Company recorded realized foreign currency transaction gains of $2.6 million during the year ended December 31, 2021, losses of $0.2 million during the year ended December 31, 2020 and losses of $1.6 million during the year ended December 31, 2019.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the years ended December 31, 2021 and 2020, and held cash in foreign banks of approximately $8.6 million and $17.6 million at December 31, 2021 and 2020, respectively, that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s convertible note hedge transactions, entered into in connection with the 2025 Notes, subject the Company to credit risk such that the counterparties may be unable to fulfill the terms of the transactions.  The associated risk is mitigated by limiting the counterparties to major financial institutions.

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

Investment Securities

The Company classifies its investment securities as available-for-sale. The Company classifies these investment securities as short-term or long-term based on the nature of the investment, its maturity date and its availability for use in current operations. Those investments with original maturities greater than three months at the date of purchase and remaining maturities of less than 12 months are considered short-term investments. Those investments with remaining maturities greater than 12 months are also classified as short-term investments as management considers them to be available for current operations if needed. The Company’s investment securities are recorded at fair value based on the fair value hierarchy.  Money market funds and treasury bonds are classified within Level 1 of the fair value hierarchy, and agency bonds, commercial paper and corporate notes are classified within Level 2 of the fair value hierarchy. Unrealized gains and losses, deemed temporary in nature, are reported as a separate component of accumulated other comprehensive income (loss).

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

Practical Expedients and Exemptions - The Company recognizes revenue upon the transfer of control of the product and there are no material future performance obligations beyond such transfer.  As a result, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. The Company does not capitalize incremental costs when the amortization period of the asset is less than a year.

Allowance for Doubtful Accounts

The Company makes estimates of the collectability of accounts receivable and provide an allowance for accounts receivable considered uncollectible based on current expected credit losses. In doing so, the Company analyzes historical bad debt trends, customer concentrations, customer credit worthiness, the age of the receivable, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. For the years ended December 31, 2021, 2020 and 2019, the Company recognized bad debt expenses of $0.1 million, $2.8 million and $1.3 million, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives, recorded through December 31, 2021.

Lease Accounting

The Company has operating leases for office space, warehouse, research and development facilities, manufacturing facilities and equipment. Leases with terms of 12 months or less are not recorded on the balance sheet, as the related lease expenses are recognized on a straight-line basis over the lease term.  The Company accounts for lease components (such as fixed payments) separately from nonlease components (such as common area expenses). Operating lease assets and operating lease liabilities are recognized based on the present value of minimum lease payments over the remaining lease term.  The Company uses its incremental borrowing rate based on information available when determining the lease liabilities.  Lease cost is recognized on a straight-line basis over the expected lease term.

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

The Company’s determination of the fair value of stock options, other than performance-based awards, on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by its common stock price as well as changes in assumptions regarding a number of subjective variables. The expected term that the award will remain outstanding is based on the Company’s own historical data. The expected volatility over the term of the awards is based on the Company’s own common stock volatility and those of its peer group. The risk-free interest rate is based on the U.S. Treasury yield for zero-coupon U.S. Treasury notes with maturities.  The expected dividend is zero, as the Company has never paid dividends and has no current plans to do so.

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

The Company additionally grants performance stock units with vesting based on its stock price performance compared to a specified target composite index over a certain period.  The fair value of these grants is determined by using the Monte Carlo simulation model, which is based on a discounted cash flow approach, and requires inputs such as expected volatility of our stock price, expected volatility of the targeted composite index, correlation between the changes in our stock price and the target composite index, risk-free interest rate and expected dividends.  The expected volatility of our stock and the target composite index is based on the historical data. Correlation is based on the historical relationship between our stock price and the target composite index. The risk-free interest rate is based upon the treasury yield consistent with the vesting term of the grant. The expected dividend yield is zero. Stock-based compensation for these performance stock units is recognized over the specified performance measurement period.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The Company adopted ASU 2019-12 on January 1, 2021.  The adoption of ASU 2019-12 did not have a material effect on the consolidated financial statements.

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

3. Revenue

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$326,216	$311,873	$326,012
International	60,689	50,175	64,243
Total revenue	$386,905	$362,048	$390,255

The United States is the only country that accounts for 10% or more of the revenue during the periods presented:

	Years Ended December 31,
	2021	2020	2019
United States	84%	86%	84%

There were no customers that accounted for 10% or more of the Company’s revenue for each of the years ended December 31, 2021, 2020 and 2019.  Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of December 31, 2021 and 2020.

In July 2021, the Company received FDA approval of its proprietary 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN). For the year ended December 31, 2021, worldwide revenue includes approximately $5.7 million of revenue for PDN indication since the July 2021 FDA approval.

4. Leases

As of December 31, 2021, the Company has leases with remaining terms of 3 year to 10 years, some of which may include options to extend the lease term for up to 5 years.

The weighted average lease terms and discounts rates are as follows:

	December 31,
	2021	2020
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	4.20 years	4.32 years
Weighted-average discount rate	7.0%	7.0%

As of December 31, 2021, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2022	$5,720
2023	6,019
2024	6,201
2025	2,849
2026	405
Thereafter	1,979
Total lease payments	23,173
Less: Interest	(3,183)
Present value of lease liabilities	$19,990

Supplemental lease cost information are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Operating lease cost	$5,243	$4,936

Supplemental balance sheet information are as follows (in thousands):

	December 31,
	2021	2020
Operating Leases:
Operating lease assets	$17,577	$18,142

Other current liabilities	$4,588	$3,876
Long term operating lease liabilities	15,402	16,689
Total operating lease liabilities	$19,990	$20,565

Supplemental cash flow information are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$5,253	$4,923

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

Cash Equivalents and Short Term Investments

The Company’s cash equivalents include investments in money market funds that which are unrestricted as to withdrawal or use and are classified as Level 1 of the fair value hierarchy. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the quoted price in active markets for identical assets that the Company has the ability to access. At December 31, 2021 and 2020, the Company’s cash equivalents were held in institutions in the United States. The Company’s cash equivalents and short-term investments also includes agency bonds, commercial paper, corporate notes and treasury bonds, which have been classified within Level 1 or Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of any broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Balance as of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$9,562	$—	$—	$9,562
Agency bonds (ii)	—	42,538	—	42,538
Commercial paper (ii)	—	61,884	—	61,884
Corporate notes (iii)	—	30,351	—	30,351
Treasury bonds (ii)	197,552	—	—	197,552
Total assets	$207,114	$134,773	$—	$341,887

Balance as of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$16,273	$—	$—	$16,273
Agency bonds (ii)	—	210,302	—	210,302
Commercial paper (ii)	—	277,602	—	277,602
Corporate notes (ii)	—	25,395	—	25,395
Treasury bonds (ii)	30,074	—	—	30,074
Total assets	$46,347	$513,299	$—	$559,646

(i)	Included in cash and cash equivalents on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets.
(iii)	Included in either cash and cash equivalents or short-term investments on the consolidated balance sheets.

Convertible Senior Notes

On June 1, 2021, the Company settled the 2021 Notes at maturity, and as of December 31, 2021, the 2021 Notes were no longer outstanding. As of December 31, 2020, the fair value of the 1.75% convertible senior notes due 2021 was $312.8 million. As of December 31, 2021 and 2020, the fair value of the 2.75% convertible senior notes due 2025 was $212.0 million and $348.1 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

6. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$42,546	$—	$(8)	$42,538
Commercial paper	61,886	2	(4)	61,884
Corporate notes	30,371	—	(20)	30,351
Treasury bonds	197,889	2	(339)	197,552
Total securities	$332,692	$4	$(371)	$332,325

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$210,225	$79	$(2)	$210,302
Commercial paper	277,593	23	(14)	277,602
Corporate notes	25,364	40	(9)	25,395
Treasury bonds	30,064	10	—	30,074
Total securities	$543,246	$152	$(25)	$543,373

Realized gains or losses from the sale of investments and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold was determined based on the specific identification method. The amount of realized gains and realized losses on investments for the periods presented have not been material.

The amortized costs and estimated fair values of the Company’s available-for-sale securities by contractual maturities as of December 31, 2021 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$305,844	$305,535
Amounts after one year through five years	26,848	26,790
Total investment securities	$332,692	$332,325

Inventories (in thousands)

	December 31,
	2021	2020
Raw materials	$50,160	$34,405
Finished goods	43,357	48,891
Total inventories	$93,517	$83,296

The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory.

The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, for the year ended December 31, 2021, the Company recognized total write-downs of $4.3 million for its inventories.  For the years ended December 31, 2020 and 2019, the Company recognized total write-downs of $5.4 million and $1.6 million, respectively, for its inventories.

Property and Equipment, Net (in thousands)

	December 31,
	2021	2020
Laboratory equipment	$8,722	$7,072
Computer equipment and software	16,349	12,671
Furniture and fixtures	4,215	3,918
Leasehold improvements	10,316	4,289
Construction in process	3,717	3,354
Total	43,319	31,304
Less: Accumulated depreciation and amortization	(22,655)	(17,773)
Property and equipment, net	$20,664	$13,531

Depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 was $4.9 million, $4.8 million and $4.6 million, respectively.

Restricted Cash

Restricted cash as of December 31, 2021 and 2020 includes certificates of deposit of $0.6 million representing collateral for the Company’s Redwood City, CA building lease pursuant to an agreement dated March 5, 2015.

Accrued Liabilities (in thousands)

	December 31,
	2021	2020
Accrued payroll and related expenses	$30,957	$30,971
Accrued professional fees	6,547	2,101
Accrued taxes	1,074	1,191
Accrued clinical and research expenses	305	668
Accrued interest	1,305	1,548
Accrued warranty	664	699
Accrued other	4,665	6,127
Total accrued liabilities	$45,517	$43,305

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

In February 2017, the Company entered into a separate non-cancellable facility lease for warehouse space beginning March 1, 2017 through February 28, 2022, under which the Company is obligated to pay approximately $0.4 million in lease payments over the term of the lease.  In October 2021, the Company entered into an amendment to extend the lease term to May 31, 2025.

In August 2020, the Company entered into a lease for approximately 35,411 square feet of space for a manufacturing facility in Costa Rica for a period of April 2021 through June 2031, under which it is obligated to pay approximately $3.9 million in lease payments over the term of the lease.

See Note 4 for further discussion on Leases.

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and provides a limited one- to five-year warranty.  Activities related to warranty obligations were as follows (in thousands):

	December 31,
	2021	2020
Beginning Balance	$699	$1,178
Provision for warranty	2,846	2,150
Utilization	(2,881)	(2,629)
Ending Balance	$664	$699

Supply Agreements

The Company has entered into supply agreements with certain of the Company’s suppliers that required certain minimum annual purchase agreements.  As of December 31, 2021, the Company had $0.9 million of annual purchase commitments. As of December 31, 2020, the Company had no annual purchase commitments. For the year ended December 31, 2019, the Company recorded a charge of $3.6 million related to the cancellation of firm purchase commitments for inventory related items.

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

The Mayo License terminates upon the expiration of (1) the last to expire of the licensed patents or (2) our obligation to pay royalties, whichever is later. Such obligations may be subject to change if: (1) additional relevant patents issue that are subject to the Mayo License; or (2) we launch an SCS product, which is subject to the Mayo License, in another country. As of Jan. 1, 2021, the Company does not have an existing obligation to pay royalties under the Mayo License. Therefore, there were no royalties expenses during the year ended December 31, 2021.  Royalties expenses during the years ended December 31, 2020 and 2019 were $3.1 million and $3.2 million, respectively.

In November 2014, the Company issued Mayo 20,833 shares of common stock owed in connection with the IPO pursuant to the terms of the license, and recorded noncash research and development expense of $0.5 million for the fair value of the shares on the date of issuance.

In July 2017, the Company entered into a license agreement for which it is committed to pay $0.1 million over the remaining term of this license agreement, which ends in 2022.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2021 and 2020.

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

As of December 31, 2021, the Company recorded a liability of $20.0 million in relation to the aforementioned Delaware I case.

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

Nalu Litigation

On February 28, 2020, the Company filed a lawsuit in the Delaware Court for patent infringement against Nalu Medical, Inc. (Nalu) asserting that Nalu is infringing the Company’s patents covering inventions related to its 10 kHz Therapy and the Senza system. The Company’s patent infringement assertions were based, in part, on Nalu imbedding a high frequency SCS therapy in a version of its “PSP” waveform.  During the litigation, Nalu modified its PSP waveform so that it no longer included an imbedded high frequency signal.  As a result, on December 21, 2021, the Company announced that it had reached a favorable settlement agreement with Nalu to terminate the litigation.

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

On June 1, 2021, the 2021 Notes matured and the Company settled the 2021 Notes.  The Company paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. In addition, the Company exercised its option under the bond hedge and received 682,916 shares of common stock from the bank counterparties. None of the holders of the warrants associated with the 2021 Notes exercised the option to purchase shares.  As of December 31, 2021, the 2021 Notes were no longer outstanding.

The net carrying amount of the liability component of the 2021 Notes was as follows (in thousands):

December 31,
2020
Principal	$172,500
Unamortized discount	(3,182)
Unamortized issuance cost	(542)
Net carrying amount	$168,776

The net carrying amount of the equity component of the 2021 Notes was as follows (in thousands):

December 31,
2020
Debt discount related to value of conversion option	$32,945
Debt issuance cost	(1,179)
Net carrying amount	$31,766

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

Each $1,000 principal amount of the 2025 Notes will initially be convertible into 9.5238 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $105.00 per share, subject to adjustment upon the occurrence of specified events. The 2025 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding October 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2025 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after October 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the three months ended December 31, 2021 the conditions allowing holders of the 2025 Notes to convert have not been met. Therefore, the 2025 Notes may not be converted during the three months ended March 31, 2022. As of December 31, 2021, the if-converted value of the 2025 Notes did not exceeded the principal value of those notes.

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

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	December 31,
	2021	2020
Principal	$189,750	$189,750
Unamortized discount	(35,079)	(43,919)
Unamortized issuance cost	(3,361)	(4,060)
Net carrying amount	$151,310	$141,771

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

	December 31,
	2021	2020
Debt discount related to value of conversion option	$49,947	$49,947
Debt issuance cost	(1,607)	(1,607)
Net carrying amount	$48,340	$48,340

The following table sets forth the interest expense recognized related to the 2021 Notes and 2025 Notes (in thousands):

	Years Ended December 31,
	2021	2020	2019
Contractual interest expense	$6,484	$6,860	$3,019
Amortization of debt discount	12,023	13,308	6,843
Amortization of debt issuance costs	1,240	1,634	1,063
Total interest expense	$19,747	$21,802	$10,925

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

10. Stock-Based Compensation

Common stock reserved for future issuance as of December 31, 2021 was as follows:

Shares
Outstanding stock options and awards	1,713,145
Reserved for grants of future stock options and awards	6,078,869
Reserved for employee stock purchase plan	1,567,514
Total common stock reserved for future issuance	9,359,528

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

Under the 2014 Plan, the Company may grant awards such as incentive stock options, nonstatutory stock options, restricted stock units, performance stock units and stock appreciation rights. Incentive stock options (ISO) may be granted only to Company employees (including directors who are also employees). Nonqualified stock options (NSO) may be granted to Company employees, directors and consultants.

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

A summary of shares available for grant under the Stock Plans is as follows:

Shares Available
for Grant
Balance at December 31, 2018	2,980,762
Additional shares reserved	1,210,541
Allowance for PSU for overperformance	(277,778)
Shares forfeited for tax	38,696
Options, RSUs and PSUs granted	(1,077,178)
Options, RSUs and PSUs cancelled	527,963
Balance at December 31, 2019	3,403,006
Additional shares reserved	1,261,774
Allowance for PSU for overperformance	(43,966)
Shares forfeited for tax	62,782
Options, RSUs and PSUs granted	(341,901)
Options, RSUs and PSUs cancelled	258,486
Balance at December 31, 2020	4,600,181
Additional shares reserved	1,383,322
Allowance for PSU for overperformance	(24,830)
Shares forfeited for tax	58,787
Options, RSUs and PSUs granted	(425,266)
Options, RSUs and PSUs cancelled	140,101
Balance at December 31, 2021	5,732,295

A summary of stock option activity under the Stock Plans is as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2018	2,529,740	$46.72	6.7	$21,866
Options granted	244,075	$56.71
Options exercised	(828,722)	$34.52		$42,695
Options cancelled	(298,908)	$66.22
Outstanding at December 31, 2019	1,646,185	$50.80	6.3	$109,870
Options exercised	(756,797)	$45.75		$62,367
Options cancelled	(76,238)	$59.38
Outstanding at December 31, 2020	813,150	$54.69	5.9	$96,286
Options exercised	(90,582)	$47.82		$6,948
Options cancelled	(21,914)	$43.52
Outstanding at December 31, 2021	700,654	$55.93	4.8	$18,287
Options exercisable as of December 31, 2021	599,295	$56.06	4.4	$15,656
Options vested, exercisable or expected to vest as of December 31, 2021	696,003	$55.92	4.8	$18,173

The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. The weighted-average grant-date fair value of options granted during the year ended December 31, 2019 was $27.91 per share. No options were granted during the years ended December 31, 2021 and 2020.  The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was approximately $3.1 million, $6.6 million and $8.3 million, respectively, based on the grant date fair value.

The options outstanding and vested under the Stock Plans by exercise price, at December 31, 2021, were as follows:

	Options Outstanding			Options Vested
		Weighted Average
		Remaining
	Number	Contractual Term	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$3.60 — $36.55	116,179	3.15	$19.18	111,929	$18.52
$38.79 — $45.04	114,032	5.52	$47.12	94,094	$42.08
$45.07 — $63.23	156,883	4.48	$57.56	129,344	$59.12
$63.39 — $64.95	141,004	6.94	$64.28	91,835	$64.21
$65.51 — $87.62	152,556	3.95	$79.37	152,093	$79.36
$97.52	20,000	4.62	$97.52	20,000	$97.52
$3.60 — $97.52	700,654	4.81	$55.93	599,295	$56.06

Restricted Stock Units

In 2015, the Company began granting restricted stock units (RSUs) under the 2014 Plan.  Holders of RSUs do not have stockholder rights.  Upon the release of RSUs, the Company issues new common stock from its authorized shares. RSUs generally vest four years from the date of grant.

A summary of RSU activity under the Stock Plans was as follows:

	Number of	Weighted Average	Aggregate
	Restricted	Grant Date	Intrinsic Value
	Stock Units	Fair Value	(in thousands)
Outstanding at December 31, 2018	1,002,161	$72.55	$38,974
Restricted stock granted	721,992	$58.37
Restricted stock released	(321,858)	$70.89	$4,064
Restricted stock cancelled	(225,074)	$70.51
Outstanding at December 31, 2019	1,177,221	$64.70	$138,371
Restricted stock granted	252,703	$123.31
Restricted stock released	(395,971)	$66.42	$23,789
Restricted stock cancelled	(180,976)	$71.26
Outstanding at December 31, 2020	852,977	$79.87	$147,650
Restricted stock granted	368,230	$146.64
Restricted stock released	(346,602)	$76.26	$22,902
Restricted stock cancelled	(110,799)	$98.76
Outstanding at December 31, 2021	763,806	$110.96	$61,922
Restricted stock expected to vest as of December 31, 2021	696,348	$109.78	$56,453

The aggregate intrinsic value of RSUs released is calculated using the fair market value of the Company’s common stock at the date of release. The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding.

Performance Stock Units

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

In 2021, the Company granted PSUs to certain member of the management team, subject to continued service to the Company and based on the TSR of the Company’s common stock price compared to the Index over a three-year period.  The number of shares to be issued upon vesting of these PSUs range from 0 to 1.5 times the target number of shares granted, depending on the Company’s performance against the targeted composite index.

A summary of PSU activity under the Stock Plans was as follows:

	Number of	Weighted Average	Aggregate
	Restricted	Grant Date	Intrinsic Value
	Stock Units	Fair Value	(in thousands)
Outstanding at December 31, 2018	7,962	$54.50	$310
PSU granted	111,111	$67.29
PSU released	(3,981)	$54.50	$—
PSU cancelled	(3,981)	$54.50
Outstanding at December 31, 2019	111,111	$67.29	$13,060
PSU granted	89,198	$128.71
PSU cancelled	(1,272)	$125.27
Outstanding at December 31, 2020	199,037	$94.20	$34,453
PSU granted	57,036	$183.20
PSU cancelled	(7,388)	$136.77
Outstanding at December 31, 2021	248,685	$113.35	$20,161
PSU expected to vest as of December 31, 2021	247,815	$113.22	$20,090

The aggregate intrinsic value of outstanding PSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding.

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

A summary of ESPP activity was as follows:

	December 31,
	2021	2020	2019
Additional shares reserved	235,590	315,443	302,635
Shares issued	65,197	79,967	164,960
Shares available for future issuance	1,567,514	1,397,121	1,161,645
Employee contributions for shares issued (in thousands)	$6,849	$7,513	$6,544

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

	Years Ended December 31,
	2021	2020	2019
Stock Options:
Expected term (in years)	N/A	N/A	5.7
Expected volatility	N/A	N/A	51% — 52%
Risk-free interest rate	N/A	N/A	1.4% — 2.6%
Dividend Yield	N/A	N/A	0%
ESPP:
Expected term (in years)	0.5	0.5	0.5
Expected volatility	36% — 49%	39% — 68%	48% — 61%
Risk-free interest rate	0.1%	0.1% — 0.2%	1.6% — 2.4%
Dividend Yield	0%	0%	0%

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

In 2020 and 2021, the Company granted PSUs to the CEO and other members of its management team that vest based on the total shareholder return of the Company common stock price relative to that of the Index.

The company estimates the grant-date fair value of these PSUs based on the Monte Carlo simulation model and records the related stock-based compensation over the period for which the TSR is measured against the Index, which is generally two to three years. The use of the Monte Carlo simulation model requires the input the following assumptions:

	Years Ended December 31,
	2021	2020	2019
Index volatility	51% — 53%	44% — 51%	36%
Company volatility	49% — 54%	57% — 59%	45%
Risk-free interest rate	0.1% — 0.3%	0.1% — 0.2%	2.4%
Correlation with index	0.32 — 0.35	0.38 — 0.41	0.28
Dividend Yield	0%	0%	0%

A summary of stock-based compensation expense by line items in the consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$1,637	$2,433	$3,061
Research and development	6,455	6,141	6,323
Sales, general and administrative	36,273	34,081	32,313
Total stock-based compensation expense	$44,365	$42,655	$41,697

A summary of pre-tax stock-based compensation expense by category was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Stock options	$2,997	$6,289	$10,312
Restricted stock units	29,234	27,977	26,854
Performance stock units	10,017	5,694	1,991
Employee stock purchase plan	2,117	2,695	2,540
Total stock-based compensation expense	$44,365	$42,655	$41,697

As of December 31, 2021, total stock-based compensation expense not yet recognized, net of estimated forfeitures, are as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization Period
	(in thousands)	(in years)
Stock options	$2,597	1.2
Restricted stock units	61,107	2.1
Performance stock units	10,389	0.7
Employee stock purchase plan	1,219	0.4

11. Income Taxes

The components of the Company’s income / (loss) before income taxes were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Domestic	$(129,135)	$(83,893)	$(106,010)
Foreign	(1,691)	1,696	3,923
Total loss before income taxes	$(130,826)	$(82,197)	$(102,087)

The components of the expense / (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$(103)
State	244	188	187
Foreign	585	656	1,644
Total current income tax expense / (benefit)	829	844	1,728

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(295)	24	(129)
Total deferred income tax expense / (benefit)	(295)	24	(129)

Total income tax expense / (benefit)	$534	$868	$1,599

Income tax expense differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended December 31,
	2021	2020	2019
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	(0.2)%	(0.2)%	(0.1)%
Foreign rate differential	(0.5)%	(0.4)%	(0.7)%
Tax credits	3.0%	1.4%	3.0%
Stock-based compensation	(0.2)%	9.8%	3.8%
Change in valuation allowance	(23.3)%	(33.6)%	(26.4)%
Other	(0.2)%	0.9%	(2.2)%
Total	(0.4)%	(1.1)%	(1.6)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
	(in thousands)
Net operating loss carryforwards	$154,614	$127,347
Tax credits	25,087	18,919
Depreciation	650	662
Stock-based compensation	6,969	7,390
Accruals and reserves	13,404	9,531
Right of use asset	4,225	5,055
Other	1,130	869
Gross deferred tax assets	206,079	169,773
Valuation allowance	(201,088)	(164,278)
Deferred tax assets	4,991	5,495

Lease liabilities	(3,660)	(4,459)
Deferred tax liabilities	(3,660)	(4,459)

Net deferred tax assets	$1,331	$1,036

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, substantially all of the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $36.8 million and $32.5 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had federal net operating loss carryforwards (NOLs) of approximately $588.4 million, of which $329.4 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the 2017 Tax Act, as well as state NOLs of approximately $336.5 million, of which $54.3 million may be carried forward indefinitely. If not utilized, the remaining federal NOLs will begin to expire in 2026, and the remaining state NOLs will begin to expire in 2022.

As of December 31, 2021, the Company had research and development credit carryforwards of approximately $20.5 million and $13.9 million for federal and California state income tax purposes, respectively. The federal credit carryforward begins expiring in 2026, and the state credits carry forward indefinitely.

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

The Company had unrecognized tax benefits (UTBs) of approximately $10.4 million as of December 31, 2021. The following table summarizes the activity related to UTBs (in thousands):

Balance at December 31, 2018	$5,200
Increases related to current year tax provisions	1,611
Increases related to prior year tax provisions	572
Decreases related to prior year tax provisions	—
Balance at December 31, 2019	7,383
Increases related to current year tax provisions	891
Increases related to prior year tax provisions	—
Decreases related to prior year tax provisions	(54)
Balance at December 31, 2020	8,220
Increases related to current year tax provisions	1,412
Increases related to prior year tax provisions	860
Decreases related to prior year tax provisions	(62)
Balance at December 31, 2021	$10,430

If these UTBs were recognized, approximately $10.4 million would affect the effective tax rate before consideration of the valuation allowance. The Company files U.S. federal and state income tax and foreign income tax returns with varying statutes of limitations. The Company’s U.S. federal and the majority of state tax years from inception in 2006 onward will remain open to examination due to the carryover of the unused NOLs and tax credits. The Company does not have any material active tax audits or other proceedings pending, and believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months.

In accordance with ASC 740, Income Taxes, the Company is classifying interest and penalties as a component of tax expense. There was $0.2 million, $0.1 million and $0.1 million of interest and penalties accrued at each of December 31, 2021, 2020 and 2019, respectively.

12. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended December 31,
	2021	2020	2019
Net loss	$(131,360)	$(83,065)	$(103,686)
Weighted average shares used to compute basic and diluted net loss per share	34,823,258	33,677,641	30,803,872
Net loss per share, basic and diluted	$(3.77)	$(2.47)	$(3.37)

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period, determined using the treasury-stock method, if inclusion of these is dilutive. The conversion spread for the Company’s outstanding convertible senior notes will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $105.00 for the 2025 Notes. This condition was not met in the three months ended December 31, 2021.

In connection with the issuance of the 2021 Notes and 2025 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding for the periods presented, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2021 Notes and 2025 Notes. When the 2021 Notes matured on June 1, 2021, the Company exercised its option under the bond hedge. As of December 31, 2021, the bond hedges related to the 2021 Notes are no longer outstanding. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding:

	December 31,
	2021	2020	2019
Unreleased restricted and performance stock units	1,012,491	1,052,014	1,288,332
Options to purchase common stock	700,654	813,150	1,646,185
Convertible senior notes	1,807,141	3,597,174	1,790,033
Warrants related to the issuance of convertible senior notes	1,807,141	3,597,174	1,790,033
Total	5,327,427	9,059,512	6,514,583

.

13. Employee Benefit Plan.

In 2007, the Company adopted a 401(K) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended.  In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  For the years ended December 31, 2021, 2020 and 2019, the Company recorded expenses of $2.9 million, $2.6 million and $3.1 million for matching contributions, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Our management assessed our internal control over financial reporting as of December 31, 2021, the end of the period covered by this Annual Report. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Significant Employee and Non-Employee Directors of the Registrant

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2022 Annual Meeting of Stockholders (or the Proxy Statement).

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

3.	Exhibits

See Exhibit Index below.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	11/12/2014	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	5/24/2019	3.1

3.2	Amended and Restated Bylaws of Nevro Corp.	8-K	11/12/2014	3.1

3.2(b)	Amendment to Amended and Restated Bylaws of Nevro Corp.	8-K	5/24/2019	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

4.6	Second Supplemental Indenture, dated as of April 6, 2020, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.7	Form of 2.75% Convertible Senior Note Due 2025 (included in Exhibit 4.6).	8-K	4/7/2020	4.3

4.8	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2020	4.6

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.1†	Amended and Restated License Agreement, dated October 2, 2006, by and among the Company and Mayo Foundation for Medical Education and Research, Venturi Group, LLC.	S-1/A	10/15/2014	10.1

10.2(a)†	Stellar Manufacturing Agreement, dated as of July 1, 2009, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(a)

10.2(b)†	First Amendment to Stellar Manufacturing Agreement, dated as of July 1, 2014, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(b)

10.2(c)†	Second Amendment to Stellar Manufacturing Agreement, dated as of January 28, 2016, by and between the Company and Stellar Technologies, Inc.	10-K	2/29/2016	10.2(c)

10.3(a)†	Supply Agreement, dated as of July 23, 2014 by and between the Company and Pro-Tech Design and Manufacturing, Inc.	S-1/A	10/15/2014	10.3

10.3(b)†	Amendment to Supply Agreement, effective as of July 23, 2019, by and between the Company and Pro-Tech Design and Manufacturing, Inc.	10-Q	8/5/2020	10.4

10.4(a)†	Supply Agreement, dated April 1, 2012, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(a)

10.4(b)†	Amendment to Supply Agreement, dated as of March 20, 2013, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(b)

10.4(c)†	Assignment, Assumption and Amendment to Supply Agreement, effective as of December 31, 2019, by and between the Company, Greatbatch Ltd. and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-Q	5/5/2020	10.10

10.5(a)†	Product Supply and Development Agreement, dated as of April 15, 2009, by and between the Company and EaglePicher Medical Power LLC.	S-1/A	10/15/2014	10.5

10.5(b)†	First Amendment to the Product Supply and Development Agreement, dated as of March 4, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	3/18/2015	10.5(b)

10.5(c)†	Second Amendment to the Product Supply and Development Agreement, dated as of October 23, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	2/29/2016	10.5(c)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.5(d)	Third Amendment to the Product Supply and Development Agreement, dated as of September 15, 2017, by and between the Company and EaglePicher Medical Power LLC.	10-Q	11/6/2017	10.1

10.6(a)	Amended and Restated Registration Rights Agreement, dated February 8, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(a)

10.6(b)	Amendment to Amended and Restated Registration Rights Agreement, dated March 5, 2013, by and among the Company and the investors listed therein.	S-1	10/03/2014	10.6(b)

10.6(c)	Second Amendment to Amended and Restated Registration Rights Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.6(c)

10.7(a)	Multi-Tenant Space Lease, dated as of March 15, 2010, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(a)

10.7(b)	First Amendment to Lease, dated as of October 18, 2012, by and between Deerfield Campbell LLC and the Company.	S-1	10/03/2014	10.7(b)

10.7(c)	Second Amendment to Lease, dated as of February 18, 2015, by and between Deerfield Campbell LLC and the Company.	10-K	3/18/2015	10.7(c)

10.8(a)#	Nevro Corp. 2007 Stock Incentive Plan, as amended as of March 5, 2013.	S-1	10/03/2014	10.8(a)

10.8(b)#	Form of Incentive Stock Option Agreement (ISO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(b)

10.8(c)#	Form of Non-Incentive Stock Option Agreement (NSO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(c)

10.8(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2007 Stock Incentive Plan, as amended.	S-1	10/03/2014	10.8(d)

10.9(a)#	Nevro Corp. 2014 Equity Incentive Award Plan.	S-8	11/12/2014	99.2(a)

10.9(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(b)

10.9(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(c)

10.9(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(d)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.9(e)#	Form of Performance Stock Award Agreement and Performance Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	10-Q	5/5/2020	10.1

10.10#	Nevro Corp. 2014 Employee Stock Purchase Plan.	S-8	11/12/2014	99.3

10.11#	Form of Indemnification Agreement for directors and officers.	S-1/A	10/10/2014	10.11

10.12#	Amended and Restated Company Bonus Plan.	10-Q	5/7/2018	10.1

10.12(b)#	Second Amended and Restated Company Bonus Plan.	10-Q	8/5/2020	10.1

10.13#	Nevro Corp. Non-Employee Director Compensation Program, as amended.				X

10.14#	Employment Agreement by and between D. Keith Grossman and the Company, effective as of March 19, 2019.	10-Q	5/9/2019	10.1

10.15#	Offer Letter, dated as of May 5, 2020, by and between Roderick H. MacLeod and the Company.	10-Q	8/5/2020	10.2

10.16(a)	Amended and Restated Stockholders’ Agreement, dated February 8, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(a)

10.16(b)	Amendment to Amended and Restated Stockholders’ Agreement, dated March 5, 2013, by and among the Company and the stockholders listed therein.	S-1	10/03/2014	10.15(b)

10.16(c)	Second Amendment to Amended and Restated Stockholders’ Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/04/14	10.18(c)

10.17(a)#	Form of Amended and Restated Change in Control Severance Agreement for certain executive officers.	10-Q	5/9/2016	10.4

10.17(b)#	Amended and Restated Change in Control Severance Agreement, dated as of July 22, 2019, by and between Patrick Schmitz and the Company.	10-Q	11/6/2019	10.3

10.17(c)#	Amended and Restated Change in Control Severance Agreement, dated as of August 3, 2016, by and between Christofer Christoforou and the Company.	10-K	2/22/2018	10.18(e)

10.17(d)#	Amended and Restated Change in Control Severance Agreement, dated as of July 22, 2019, by and between Kashif Rashid and the Company.	10-Q	11/6/2019	10.2

10.17(e)#	Change in Control Severance Agreement, dated as of September 16, 2019, by and between Niamh Pellegrini and the Company.	10-K	2/25/2020	10.18(g)

10.17(f)#	Change in Control Severance Agreement, dated as of June 15, 2020, by and between Roderick H. MacLeod and the Company.	10-Q	8/5/2020	10.3

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.18(a)†	Supply Agreement, dated March 13, 2015, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K/A	5/29/2015	10.22

10.18(b)†	Supply Agreement, effective as of November 11, 2016, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K	2/23/2017	10.22(b)

10.18(c)†	First Amendment to Supply Agreement, effective as of April 30, 2019, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-Q	8/8/2019	10.3

10.19(a)	Lease Agreement, dated as of March 5, 2015, by and between the Company and Westport Office Park, LLC.	10-K	3/18/2015	10.23

10.19(b)	First Amendment to Lease, effective as of December 9, 2016, by and between the Company and Westport Office Park, LLC.	10-K	2/23/2017	10.23(b)

10.19(c)	Second Amendment to Lease, effective as of April 13, 2017, by and between the Company and Westport Office Park, LLC.	10-Q	8/7/2017	10.1

10.19(d)	Third Amendment to Lease, effective as of December 6, 2017, by and between the Company and Westport Office Park, LLC.	10-K	2/22/2018	10.21(d)

10.20#	Transition and Separation Agreement, dated as of January 7, 2020, by and between the Company and Doug Alleavitch.	10-K	2/25/2020	10.21(b)

10.21(a)†	Manufacturing and Supply Agreement, dated as of December 18, 2015, by and between the Company and Vention Medical Design and Development, Inc.	10-K	2/29/2016	10.25

10.21(b)†	First Amendment to the Manufacturing and Supply Agreement, dated as of September 30, 2017, by and between the Company and Vention Medical Design and Development, Inc.	10-Q	11/6/2017	10.2

10.21(c)†	Second Amendment to the Manufacturing and Supply Agreement, dated April 2018, by and between the Company and Nordson MEDICAL Design and Development, Inc., fka Vention Medical Design and Development, Inc.	10-Q	8/2/2018	10.2

10.22	Settlement Agreement, dated March 19, 2019, by and among Broadfin Capital, LLC and certain of its affiliates named therein and the Company.	8-K	3/20/2019	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.23	Letter Agreement, dated June 7, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.1

10.24	Letter Agreement, dated June 7, 2016, between Bank of America, N.A. and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.2

10.25	Letter Agreement, dated June 7, 2016, between Goldman, Sachs & Co. and the Company, regarding the Base Warrants.	8-K	6/13/2016	10.3

10.26	Letter Agreement, dated June 7, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.4

10.27	Letter Agreement, dated June 7, 2016, between Bank of America, N.A. and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.5

10.28	Letter Agreement, dated June 7, 2016, between Goldman, Sachs & Co. and the Company, regarding the Base Call Option Transaction.	8-K	6/13/2016	10.6

10.29	Letter Agreement, dated June 8, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.7

10.30	Letter Agreement, dated June 8, 2016, between Bank of America, N.A. and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.8

10.31	Letter Agreement, dated June 8, 2016, between Goldman, Sachs & Co. and the Company, regarding the Additional Warrants.	8-K	6/13/2016	10.9

10.32	Letter Agreement, dated June 8, 2016, between Morgan Stanley & Co. International plc and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.10

10.33	Letter Agreement, dated June 8, 2016, between Bank of America, N.A. and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.11

10.34	Letter Agreement, dated June 8, 2016, between Goldman, Sachs & Co. and the Company, regarding the Additional Call Option Transaction.	8-K	6/13/2016	10.12

10.35	Letter Agreement, dated April 1, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Base Warrants.	8-K	4/7/2020	10.1

10.36	Letter Agreement, dated April 1, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Base Call Option Transaction.	8-K	4/7/2020	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.37	Letter Agreement, dated April 1, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Base Warrants.	8-K	4/7/2020	10.3

10.38	Letter Agreement, dated April 1, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Base Call Option Transaction.	8-K	4/7/2020	10.4

10.39	Letter Agreement, dated April 2, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Additional Call Option Transaction.	8-K	4/7/2020	10.5

10.40	Letter Agreement, dated April 2, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Additional Warrants.	8-K	4/7/2020	10.6

10.41	Letter Agreement, dated April 2, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Additional Call Option Transaction.	8-K	4/7/2020	10.7

10.42	Letter Agreement, dated April 2, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Additional Warrants.	8-K	4/7/2020	10.8

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.
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

February 23, 2022:

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

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. KEITH GROSSMAN	Chief Executive Officer	February 23, 2022
D. Keith Grossman	(Principal Executive Officer)

/s/ RODERICK H. MACLEOD	Chief Financial Officer	February 23, 2022
Roderick H. MacLeod	(Principal Financial and Accounting Officer)

/s/ MICHAEL DEMANE	Lead Director	February 23, 2022
Michael DeMane

/s/ FRANK FISCHER	Director	February 23, 2022
Frank Fischer

/s/ SRI KOSARAJU	Director	February 23, 2022
Sri Kosaraju

/s/ SHAWN T MCCORMICK	Director	February 23, 2022
Shawn T McCormick

/s/ KEVIN O’BOYLE	Director	February 23, 2022
Kevin O’Boyle

/s/ KAREN PRANGE	Director	February 23, 2022
Karen Prange

Signature	Title	Date

/s/ SUSAN E. SIEGEL	Director	February 23, 2022
Susan E. Siegel

/s/ BRAD H. VALE	Director	February 23, 2022
Brad H. Vale, Ph.D., D.V.M

/s/ ELIZABETH WEATHERMAN	Director	February 23, 2022
Elizabeth Weatherman