Form 10-Q
period 2022-03-31
NEVRO CORP
filed 2022-05-04
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 27, 2022, there were 35,260,684 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$49,471	$34,710
Short-term investments	274,171	327,317
Accounts receivable, net of allowance for doubtful accounts of $1,237 and $1,385 at March 31, 2022 and December 31, 2021, respectively	63,054	70,475
Inventories	90,588	93,517
Prepaid expenses and other current assets	13,095	5,185
Total current assets	490,379	531,204
Property and equipment, net	20,837	20,664
Operating lease assets	16,569	17,577
Other assets	4,488	4,493
Restricted cash	606	606
Total assets	$532,879	$574,544
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$27,135	$31,999
Accrued liabilities	38,326	45,517
Other current liabilities	4,863	4,687
Total current liabilities	70,324	82,203
Long-term debt	185,953	151,310
Long-term operating lease liabilities	14,185	15,402
Other long-term liabilities	22,031	22,013
Total liabilities	292,493	270,928
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at March 31, 2022 and December 31, 2021; 35,876,367 and 35,709,570 shares issued at March 31, 2022 and December 31, 2021, respectively; 35,193,451 and 35,026,654 shares outstanding at March 31, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	886,451	928,138
Accumulated other comprehensive income (loss)	(1,577)	(364)
Accumulated deficit	(644,523)	(624,193)
Total stockholders’ equity	240,386	303,616
Total liabilities and stockholders’ equity	$532,879	$574,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$87,842	$88,610
Cost of revenue	28,750	26,316
Gross profit	59,092	62,294
Operating expenses
Research and development	12,536	11,534
Sales, general and administrative	79,325	73,272
Total operating expenses	91,861	84,806
Loss from operations	(32,769)	(22,512)
Interest income	143	297
Interest expense	(1,603)	(6,547)
Other income (expense), net	85	(457)
Loss before income taxes	(34,144)	(29,219)
Provision for income taxes	181	342
Net loss	(34,325)	(29,561)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(192)	(312)
Changes in unrealized gains on short-term investments, net	(1,021)	(147)
Net change in other comprehensive loss	(1,213)	(459)
Comprehensive loss	$(35,538)	$(30,020)
Net loss per share, basic and diluted	$(0.98)	$(0.85)
Weighted average number of common shares used to compute basic and diluted net loss per share	35,073,862	34,633,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three months ended March 31, 2022

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	35,026,654	$35	$928,138	$(624,193)	$(364)	$303,616
Adjustments from adoption of ASU 2020-06	—	—	(48,340)	13,995	—	(34,345)
Exercise of common stock options	10,642	—	545	—	—	545
Issuance of common stock upon release of restricted stock units	263,412	—	—	—	—	—
Shares withheld for tax obligations	(107,257)	—	(7,298)	—	—	(7,298)
Stock based compensation	—	—	13,406	—	—	13,406
Net loss	—	—	—	(34,325)	—	(34,325)
Change in other comprehensive loss	—	—	—	—	(1,213)	(1,213)
Balances at March 31, 2022	35,193,451	$35	$886,451	$(644,523)	$(1,577)	$240,386

For the three months ended March 31, 2021

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	34,583,064	$35	$880,660	$(492,833)	$598	$388,460
Exercise of common stock options	28,152	—	1,331	—	—	1,331
Issuance of common stock upon release of restricted stock units	99,389	—	—	—	—	—
Shares withheld for tax obligations	(17,886)	—	(2,801)	—	—	(2,801)
Stock based compensation	—	—	9,235	—	—	9,235
Net loss	—	—	—	(29,561)	—	(29,561)
Change in other comprehensive loss	—	—	—	—	(459)	(459)
Balances at March 31, 2021	34,692,719	$35	$888,425	$(522,394)	$139	$366,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(34,325)	$(29,561)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,495	1,101
Amortization of operating lease assets	1,008	886
Stock-based compensation expense	13,408	9,237
Amortization of premium (accretion of discount) on short-term investments	449	435
Provision for doubtful accounts	(50)	(831)
Write-down of inventory	1,086	1,545
Amortization of debt discount and issuance costs	298	4,487
Unrealized (gains) losses on foreign currency transactions	252	1,330
Changes in operating assets and liabilities
Accounts receivable	7,015	12,141
Inventories	1,919	(5,639)
Prepaid expenses and other current assets	(7,915)	(6,153)
Other assets	3	253
Accounts payable	(5,190)	5,871
Accrued liabilities	(6,673)	(1,011)
Other long-term liabilities	(1,198)	(962)
Net cash used in operating activities	(28,418)	(6,871)
Cash flows from investing activities
Purchases of short-term investments	(40,226)	(147,658)
Proceeds from maturity of short-term investments	91,900	200,555
Purchases of property and equipment	(1,607)	(2,555)
Net cash provided by (used in) investing activities	50,067	50,342
Cash flows from financing activities
Minimum tax withholding paid on behalf of employees for net share settlement	(7,298)	(2,801)
Proceeds from issuance of common stock to employees	545	1,331
Net cash provided by financing activities	(6,753)	(1,470)
Effect of exchange rate changes on cash and cash equivalents	(135)	(61)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,761	41,940
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	35,316	45,203
Cash, cash equivalents and restricted cash at end of period	$50,077	$87,143
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$585	$1,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on February 23, 2022. The condensed consolidated financial statements are prepared in U.S. dollars and include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2022, and the results of its operations and cash flows for the three months ended March 31, 2022 and 2021. All such adjustments are of a normal and recurring nature. The interim financial data as of March 31, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future period.

The consolidated balance sheet as of December 31, 2021 was derived from the audited financials as of that date. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021 included in the Annual Report.

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

The COVID-19 pandemic has negatively impacted, and may continue to negatively impact the Company’s operations and revenues and overall financial condition. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets which could impact the Company’s estimates and assumptions. Changes in the Company’s assessment about the length and severity of the pandemic, as well as other factors, could result in actual results differing from estimates.

Foreign Currency Translation

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

	Three Months Ended
	March 31,
	2022	2021
Net unrealized foreign currency gain (loss)	$166	$(1,452)
Net realized foreign currency gain (loss)	(75)	1,002

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40).  The ASU simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, entities will account for the convertible debt as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method as of January 1, 2022. The adoption of ASU 2020-06 resulted in an increase of $34.3 million to reflect the full principal amount of the 2025 Notes, net of debt issuance costs, a reduction of $48.3 million to additional paid-in capital to remove the equity component separately recorded for the conversion features and the debt issuance costs allocated to the conversion feature and a cumulative-effect adjustment of $14.0 million reducing the beginning balance of accumulated deficit as of January 1, 2022. Upon the adoption of ASU 2020-06, interest expense is reduced as the Company no longer recognizes any amortization of debt discounts as interest expense, due to the removal of the unamortized debt discounts. In addition, the use of the if-converted method for the 2025 Notes in calculating diluted net income (loss) per share calculation under ASU 2020-06 had no impact to the number of potentially dilutive shares in each of the periods presented.

The cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2022 for the adoption of ASU 2020-06 were as follows (in thousands):

	Balance at	Adjustments Due	Balance at
	December 31, 2021	to ASU 2020-06	January 1, 2022
Long term debt	$151,310	$34,345	$185,655
Additional paid-in capital	$928,138	$(48,340)	$879,798
Accumulated deficit	$(624,193)	$13,995	$(610,198)

Significant Accounting Policies

With the exception of the policies and accounting pronouncements above, there have been no other material changes to the Company’s significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

2. Revenue

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Three Months Ended
	March 31,
	2022	2021
United States	$73,214	$74,737
International	14,628	13,873
Total revenue	$87,842	$88,610

The United States is the only country that accounts for 10% or more of the revenue during the periods presented:

	Three Months Ended
	March 31,
	2022	2021
United States	83%	84%

There were no customers that accounted for 10% or more of the Company’s revenue for each of the three months ended March 31, 2022 and 2021.  Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of March 31, 2022 and December 31, 2021. For each of the three months ended March 31, 2022 and 2021, the Company recognized a recovery of bad debt expenses of $0.1 million, respectively

In July 2021, the Company received FDA approval of its proprietary 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN). For the three months ended March 31, 2022, PDN represented 7% of worldwide permanent implant procedures, which resulted in approximately $6.0 million in revenue. The Company classifies PDN revenue by using estimates and assumptions based on historical experiences and knowledge of current conditions, given available information.

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

The weighted average lease terms and discounts rates are as follows:

	March 31, 2022	December 31, 2021
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	3.98 years	4.20 years
Weighted-average discount rate	7.0%	7.0%

As of March 31, 2022, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2022, remaining months	$4,345
2023	6,019
2024	6,201
2025	2,849
2026	405
Thereafter	1,978
Total lease payments	21,797
Less: Interest	(2,848)
Present value of lease liabilities	$18,949

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$1,342	$1,234

Supplemental balance sheet information are as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating Leases:
Operating lease assets	$16,569	$17,577

Other current liabilities	$4,764	$4,588
Long term operating lease liabilities	14,185	15,402
Total operating lease liabilities	$18,949	$19,990

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,375	$1,248

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

Balance as of March 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$28,796	$—	$—	$28,796
Agency bonds (ii)	—	32,514	—	32,514
Corporate notes (ii)	—	20,196	—	20,196
Treasury bonds (ii)	221,461	—	—	221,461
Total assets	$250,257	$52,710	$—	$302,967

Balance as of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$9,562	$—	$—	$9,562
Agency bonds (ii)	—	42,538	—	42,538
Commercial paper (ii)	—	61,884	—	61,884
Corporate notes (iii)	—	30,351	—	30,351
Treasury bonds (ii)	197,552	—	—	197,552
Total assets	$207,114	$134,773	$—	$341,887

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of March 31, 2022 and December 31, 2021, the fair value of the 2.75% convertible senior notes due 2025 was $204.0 million and $212.0 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7).

5. Balance Sheet Components

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $28.8 million and $9.6 million as of March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use. The Company also held cash in foreign banks of approximately $13.2 million at March 31, 2022 and $8.6 million at December 31, 2021 that was not insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$32,520	$—	$(6)	$32,514
Corporate notes	20,218	—	(22)	20,196
Treasury bonds	222,820	—	(1,359)	221,461
Total securities	$275,558	$—	$(1,387)	$274,171

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$42,546	$—	$(8)	$42,538
Commercial paper	61,886	2	(4)	61,884
Corporate notes	30,371	—	(20)	30,351
Treasury bonds	197,889	2	(339)	197,552
Total securities	$332,692	$4	$(371)	$332,325

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of March 31, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$253,942	$252,830
Amounts maturing after one year through five years	21,616	21,341
Total investment securities	$275,558	$274,171

Inventories (in thousands)

	March 31,	December 31,
	2022	2021
Raw materials	$42,079	$50,160
Finished goods	48,509	43,357
Total inventories	$90,588	$93,517

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write-down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total write-downs of $1.1 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.  The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

Property and Equipment, Net (in thousands)

	March 31,	December 31,
	2022	2021
Laboratory equipment	$10,368	$8,722
Computer equipment and software	16,993	16,349
Furniture and fixtures	4,302	4,215
Leasehold improvements	10,562	10,316
Construction in process	2,762	3,717
Total	44,987	43,319
Less: Accumulated depreciation and amortization	(24,150)	(22,655)
Property and equipment, net	$20,837	$20,664

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Depreciation and amortization expense	$1,495	$1,101

Accrued Liabilities (in thousands)

	March 31,	December 31,
	2022	2021
Accrued payroll and related expenses	$26,459	$30,957
Accrued professional fees	2,785	6,547
Accrued taxes	1,819	1,074
Accrued clinical and research expenses	241	305
Accrued interest	2,609	1,305
Accrued warranty	452	664
Accrued other	3,961	4,665
Total accrued liabilities	$38,326	$45,517

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

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$664	$699
Provision for warranty	715	695
Utilization	(927)	(543)
Ending balance	$452	$851

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. When determining the estimated loss or range of loss, significant judgement is required.  The Company accrued a loss contingency of $20.0 million at September 30, 2021 related to the Delaware I case described in the Legal Matters section below, which remained accrued as of March 31, 2022 and December 31, 2021. There were no other contingent liabilities requiring accrual at March 31, 2022 or December 31, 2021.

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

In relation to the Delaware I litigation, the Company filed petitions for inter partes review at the U.S. Patent and Trademark Office (USPTO), which resulted in the invalidation of all of the asserted claims of Boston Scientific’s U.S. Patent Nos. 7,587,241 and 6,895,280, in February 2019.  The invalidity rulings by the Patent Trial and Appeal Board (PTAB) at the USPTO were later affirmed by the Federal Circuit on May 18, 2020 and May 29, 2020, respectively.   In relation to the Delaware II litigation, the Company filed seven petitions for inter partes review at the PTAB against seven of the nine patents asserted by Boston Scientific.  As a result of those petitions, in January 2021, the PTAB invalidated all but two of the challenged Boston Scientific claims across the seven inter partes reviews.  The invalidity rulings by the PTAB were later affirmed by the Federal Circuit on March 10, 2022, and March 18, 2022, respectively.

Through various orders from the court, portions of Boston Scientific’s Delaware I case were dismissed, and portions of Boston Scientific’s Delaware II case have been stayed for future litigation.  The stay of the Delaware II litigation was lifted on April 2022, and the case is expected to proceed to a trial in 2023.

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

In relation to the Delaware II litigation, the Company also filed counterclaims against Boston Scientific, alleging patent infringement of five Nevro patents.  In March 2021, on the basis of Boston Scientific’s petition, the PTAB initiated inter partes reviews of two of Nevro’s five counterclaim patents.  The two instituted inter partes reviews were directed to Nevro’s U.S. Patent Nos. 10,076,665 and 9,002,460.  The Delaware court later stayed Nevro’s five counterclaim patents for future litigation.  On March 14, 2022, the PTAB upheld claim 8 of Nevro’s U.S. Patent No. 10,076,665, but invalidated the rest of the challenged claims, and the

PTAB invalidated all of the challenged claims of Nevro’s U.S. Patent No. 9,002,460.  The Company expects litigation to proceed for the remaining three counterclaim patents, and for a trial to be held for the three counterclaim patents in 2023.

On February 23, 2021, the Company filed a patent infringement lawsuit against Boston Scientific alleging that its January 2021 launch of the WaveWriter Alpha™ SCS System infringes five of the Company’s patents covering spinal cord stimulation technology related to delivering paresthesia-free therapy at frequencies below 1,200 Hz.  The lawsuit, filed in the U.S. District Court for the District of Delaware (the Delaware III litigation), seeks unspecified damages and attorney’s fees, as well as preliminary and/or permanent injunctive relief against further infringement.  The Company expects that a trial for the Delaware III litigation will be held in October 2023.  With regard to the Delaware III litigation, Boston Scientific filed inter partes review petitions against three of the five asserted patents; specifically, U.S. Patent Nos. 8,829,209; 10,576,286; and 10,556,112.  The PTAB’s institution decisions for these inter partes reviews are expected in August 2022.

As of March 31, 2022, the Company recorded a liability of $20.0 million in relation to the aforementioned Delaware I case.

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

7. Debt

2021 Notes and Convertible Note Hedge and Warrant Transactions

On June 1, 2021, the 2021 Notes matured and the Company settled the 2021 Notes.  The Company paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes.  In addition, the Company exercised its option under the bond hedge and received 682,916 shares of common stock from the bank counterparties. On the balance sheet, these shares are shown as issued but not outstanding. As of March 31, 2022, the 2021 Notes were no longer outstanding.

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

Each $1,000 principal amount of the 2025 Notes will initially be convertible into 9.5238 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $105.00 per share, subject to adjustment upon the occurrence of specified events. The 2025 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding October 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2025 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.  On or after October 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time, regardless of the foregoing circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.  If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the three months ended March 31, 2022, the conditions allowing holders of the 2025 Notes to convert have not been met. Therefore, the 2025 Notes are not convertible during the three months ended June 30, 2022. As of March 31, 2022, the if-converted value of the 2025 Notes did not exceeded the principal value of those notes.

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

In accounting for the issuance of the convertible senior notes, prior to the adoption of ASU 2020-06, the Company separated the 2025 Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (debt discount) was amortized to interest expense over the term of the 2025 Notes expense at an effective interest rate of 10.2% over the contractual terms of the notes. Upon the adoption of ASU 2020-06 on January 1, 2022, the Company reversed the separation of the debt and equity components and accounted for the 2025 Notes wholly as debt.  The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.

In accounting for the debt issuance costs related to the 2025 Notes, prior to the adoption of ASU 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2025 Notes based on the same proportion as the accounting for the proceeds from the issuance of the 2025 Notes.  Issuance costs attributable to the liability component were to be amortized to interest expense using the effective interest method over the contractual terms of the 2025 Notes.  Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon the adoption of ASU 2020-06 on January 1, 2022, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost to be amortized as interest expense over the remaining term of the 2025 Notes, with a cumulative adjustment to retained earnings on the adoption date.

The effective interest rate for the 2025 Notes was 3.5% in the three months ended March 31, 2022 and 10.2% in the three months ended March 31, 2021. The decrease in the effective interest rate is due to the elimination of interest expense related to the conversion feature of the 2025 Notes as a result of adopting ASU 2020-06.

See Note 1 for the cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2022 for the adoption of ASU 2020-06.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	March 31,	December 31,
	2022	2021
Principal	$189,750	$189,750
Unamortized discount	—	(35,079)
Unamortized issuance cost	(3,797)	(3,361)
Net carrying amount	$185,953	$151,310

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

	March 31,	December 31,
	2022	2021
Debt discount related to value of conversion option	$—	$49,947
Debt issuance cost	—	(1,607)
Net carrying amount	$—	$48,340

The following table sets forth the interest expense recognized related to the 2021 Notes and the 2025 Notes (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Contractual interest expense	$1,305	$2,059
Amortization of debt discount	—	4,006
Amortization of debt issuance costs	298	481
Total interest expense	$1,603	$6,546

The debt discount associated with the equity component of the 2025 Notes was reversed upon the adoption of ASU 2020-06, which resulted in a decrease in the amount of non-cash interest expense to be recognized after the adoption date of January 1, 2022.

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2022	2021
Net loss, basic and diluted	$(34,325)	$(29,561)
Weighted average shares used to compute basic and diluted net loss per share	35,073,862	34,633,749
Net loss per share, basic and diluted	$(0.98)	$(0.85)

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. Upon adoption of ASU 2020-06 on January 1, 2022, the Company uses the if-converted method and presumes share settlement for its 2025 Notes when calculating the dilutive effect of these notes. The Company excluded the potential shares issuable upon conversion of the 2025 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive due to the net loss position of the Company during this period. In connection with the issuance of the 2025 Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments the Company is required to make upon conversion of the 2025 Notes. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	March 31,
	2022	2021
Unreleased restricted stock	1,691,713	1,186,059
Options to purchase common stock	688,762	775,956
Convertible senior notes	1,807,141	3,597,174
Warrants related to the issuance of convertible senior notes	1,807,141	3,597,174
Total	5,994,757	9,156,363

9. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan.  The Company recorded an expense for matching contributions of $2.3 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively.

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

There were zero shares of common stock issued under the ESPP for each of the three months ended March 31, 2022 and 2021. Shares available for future purchase under the ESPP were 1,567,514 at March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report) and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2022.

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

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our 10 kHz Therapy over traditional SCS.  The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our family of surgical leads, marketed as the Surpass surgical lead, and in April 2020 received FDA approval for our reduced-size Surpass-C surgical lead.  In January 2018, we received FDA approval of our next generation Senza II SCS system.  In the fourth quarter of 2019, we received FDA approval of our next generation product platform, Senza Omnia, which we launched in the United States in the fourth quarter of 2019.  Additionally, we received approval to commercially launch Senza Omnia in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approval for our first Senza Omnia upgrade, Omnia™ Powered by HFX Connect™, and our next generation trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. This approval is specific to our unique 10 kHz stimulation, and the Senza system was the first spinal cord stimulation system approved by the FDA with a specific indication to treat certain forms of pain associated with PDN. We received expanded labeling in NSRBP in January 2022.

The tables below set forth our revenue from U.S. and international sales the past nine quarters on a quarterly basis and total revenue for each of the past five full fiscal years.

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022
Revenue from:	(in millions)
U.S. sales	$75.3	$51.0	$90.9	$94.6	$74.7	$85.0	$78.1	$88.4	$73.2
International sales	12.2	5.4	17.5	15.1	13.9	17.3	15.2	14.3	14.6
Total sales revenue	$87.5	$56.4	$108.5	$109.7	$88.6	$102.3	$93.2	$102.8	$87.8

	2017	2018	2019	2020	2021	Three Months Ended March 31, 2022
Revenue from:	(in millions)
U.S. sales	$263.5	$321.8	$326.0	$311.9	$326.2	$73.2
International sales	63.2	65.5	64.3	50.2	60.7	14.6
Total sales revenue	$326.7	$387.3	$390.3	$362.0	$386.9	$87.8

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of March 31, 2022 was $644.5 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10 kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, including a sales organization that targets physician specialties involved in PDN treatment decisions, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

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

Notably, the predictability of trial and permanent implant procedures continues to be challenging to forecast in light of the ongoing pandemic and recent surges in cases caused by the Delta and then Omicron variants. Even if the severity of the pandemic subsides, we are unable to predict the timing that demand for Senza system procedures may return to historic levels as prospective patients may decide to delay their procedures.  As a result of the spread of more contagious and virulent variants, the COVID-19 pandemic could continue to result in a meaningful delay in patients seeking to have a Senza system trial.  Further, we anticipate that the substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions will result in patients seeking to have Senza system trials or implant procedures performed having to navigate limited provider capacity, due to, among other reasons, a growing trend of labor shortages with nurses and other healthcare facility staff. We believe these factors may have an adverse effect on the recovery of the global SCS therapy market and, as a result, the amount of time we predict for our sales to recover following the end of the pandemic.

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

A significant component of our commercial efforts includes working with private payors to ensure positive coverage decisions for our products. For our traditional chronic back and leg pain market, we believe that favorable coverage and reimbursement for procedures using our products from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date.  Although the largest commercial payors and Medicare cover procedures using Senza, there can be no assurance that all private health insurance plans will cover the therapy. Effective July 1, 2021, Medicare now requires Prior Authorization for certain hospital outpatient procedures, including SCS procedures. While Medicare, through both national and local coverage policies, currently provides coverage for NSRBP, most commercial payors still do not explicitly cover NSRBP.  In January 2022, we announced that UnitedHealthcare will provide coverage for our 10 kHz Therapy for the treatment of PDN for dates of service on or after March 1, 2022. In March 2022, we announced that Noridian, the Medicare

Administrative Contractor (MAC) that oversees the majority of the western United States, released an update to their Local Coverage Billing and Coding article for spinal cord stimulators for chronic pain to include two new ICD-10 codes that cover PDN.  This change was posted on March 4, 2022 and is retroactive for procedures performed on or after January 1, 2022. With respect to both PDN and NSRBP, there are many payors that have not yet updated their policies to expressly cover these procedures, including in the case of PDN, Aetna and Cigna. A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

We are working to expand payor coverage to include the use of our 10 kHz Therapy for the management of PDN and NSRBP. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful.

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. Further, the manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $1.1 million for the three months ended March 31, 2022 and $2.5 million for the year ended December 31, 2021. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete, as was the case in the year ended December 31, 2021, when we recorded a charge of $1.8 million.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to help our commercialization efforts around and to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017.  Most recently, we launched our next generation product platform, Senza Omnia, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020.  In the first quarter of 2021, we received FDA approvals for our first Senza Omnia upgrade and a new trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. In January 2022, we received expanded labeling in NSRBP. We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and next generation IPGs. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of the 10 kHz Therapy through clinical data are all critical to increasing the adoption of this therapy.  We initiated two randomized controlled trials in 2018, SENZA-PDN and SENZA-NSRBP, which evaluate the 10 kHz Therapy for the treatment of PDN and NSRBP, respectively. With regard to the SENZA-PDN study, we presented the three-month data in 2020 and the six-month data, six-month crossover patient data and the 12-month follow-up results in 2021. Additionally, we presented the 18-month results, including the 12-month crossover patient data, for the SENZA-PDN study at the 2022 North American neuromodulation Society (NANS) conference in January 2022. With regard to the SENZA-NSRBP study, we presented the three-month primary endpoint results and the six-month data in 2021. Additionally, the SENZA-NSRBP 12-month results were published online in the Journal of Neurosurgery: Spine in February 2022. Both the SENZA-PDN and SENZA-NSRBP studies are ongoing, and further data will be presented and published in leading journals as the data becomes available.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements. We adopted ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), on January 1, 2022.

There have been no other significant or material changes in our critical accounting policies during the three months ended March 31, 2022 to the items we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Since 2019, we had experienced significant legal expenses associated with our intellectual property litigation with Boston Scientific. We anticipate significant continued expenses associated with these legal activities. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue, the timing and extent of our SG&A expense, and the direct impact of the COVID-19 pandemic on certain discretionary spend items such as travel and trade shows.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2022	2021	Change
(in thousands)
Revenue	$87,842	$88,610	$(768)
Cost of revenue	28,750	26,316	2,434
Gross profit	$59,092	$62,294	$(3,202)
Gross margin	67%	70%	(3)%

Revenue. Revenue decreased to $87.8 million in the three months ended March 31, 2022 from $88.6 million in the three months ended March 31, 2021, a decrease of $0.8 million, or 1%. Revenue in the United States was $73.2 million in the three months ended March 31, 2022, a 2% decrease from $74.7 million in the three months ended March 31, 2021.  International revenue was $14.6 million in the three months ended March 31, 2022, compared to $13.9 million in the three months ended March 31, 2021. Our trial and permanent implant volumes were impacted by COVID related issues and facility closures in the first half of the quarter, though these factors improved over the remainder of the quarter.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $28.8 million in the three months ended March 31, 2022 from $26.3 million in the three months ended March 31, 2021, an increase of $2.4 million, or 9%.  This increase was primarily due to an increase of $1.6 million in the costs of manufactured product components and $1.2 million related to costs associated with initiating the manufacturing facility in Costa Rica, offset by a decrease of $0.6 million in the write-down of inventory. Gross profit decreased to $59.1 million in the three months ended March 31, 2022 from $62.3 million in the three months ended March 31, 2021, a decrease of $3.2 million, or 5%. Gross profit as a percentage of revenue, or gross margin, was lower at 67% for the three months ended March 31, 2022 compared to 70% for the three months ended March 31, 2021, primarily due to increased costs of manufactured product component and costs for establishing the manufacturing facility in Costa Rica, as a percentage of revenue.

Operating Expenses

	Three Months Ended March 31,
	2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$12,536	14%	$11,534	13%	$1,002
Sales, general and administrative	79,325	90%	73,272	83%	6,053
Total operating expenses	$91,861	105%	$84,806	96%	$7,055

Research and Development Expense. R&D expense increased to $12.5 million in the three months ended March 31, 2022 from $11.5 million in the three months ended March 31, 2021, an increase of $1.0 million, or 9%.  The increase was primarily due to higher personnel costs of $1.7 million partially offset by decreases in clinical and development expenses.

Sales, General and Administrative Expense. SG&A expense increased to $79.3 million in the three months ended March 31, 2022 from $73.3 million in the three months ended March 31, 2021, an increase of $6.1 million, or 8%.  This increase was primarily due to an increase in personnel costs of $4.6 million, travel, meeting and conference expenses of $2.7 million, $1.3 million increase related to our PDN referral sales force and $0.6 million in software costs. These increases were partially offset by decreased legal expenses of $2.2 million, and lower marketing initiative spend of $0.9 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended March 31,
	2022	2021	Change
(in thousands)
Interest income	$143	$297	$(154)
Interest expense	(1,603)	(6,547)	4,944
Other income (expense), net	85	(457)	542
Provision for income taxes	181	342	(161)

Interest Income. Interest income decreased to $0.1 million in the three months ended March 31, 2022 from $0.3 million in the three months ended March 31, 2021, primarily due to a decrease in cash and investment balance after the cash settlement of the principal related to the 2021 Notes in June 2021, as well as a decrease in average investment return rates during the three months ended March 31, 2022.

Interest Expense. Interest expense decreased to $1.6 million in the three months ended March 31, 2022 from $6.5 million in the three months ended March 31, 2021.  With the adoption of ASU 2020-06, interest expense due to the amortization of debt discounts is reduced as a result of accounting for the 2025 Notes as a single liability measured at its amortized cost.  Additionally, the three months ended March 31, 2021 included interest expense and amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes, which were settled in June 2021, and are no longer outstanding in 2022.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $0.1 million in the three months ended March 31, 2022 and a loss of $0.5 million in the three months ended March 31, 2021.

Provision for Income Taxes. Income tax expense was $0.2 million in the three months ended March 31, 2022 and $0.3 million in the three months ended March 31, 2021. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have net operating loss carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025.  Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. At March 31, 2022, we had cash, cash equivalents and short-term investments of $323.6 million.  Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months

We expect to incur continued expenditures in the future in support of our commercial infrastructure and sales force. In addition, we intend to continue to make investments in the further development of our Senza product platform and 10 kHz Therapy for the treatment of other chronic pain conditions, including ongoing R&D programs and conducting clinical trials. Further, we expect to expend significant cash resources pursuing and defending our ongoing intellectual property lawsuits. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Net cash provided by (used in)
Operating activities	$(28,418)	$(6,871)
Investing activities	50,067	50,342
Financing activities	(6,753)	(1,470)
Effect of exchange rate on cash flows	(135)	(61)
Net decrease in cash, cash equivalents and restricted cash	$14,761	$41,940

Cash Used in Operating Activities. Net cash used in operating activities was $28.4 million in the three months ended March 31, 2022, compared to $6.9 million in the three months ended March 31, 2021. In the three months ended March 31, 2022, net cash used in operating activities was primarily a result of the net losses recorded during the period of $34.3 million, as well as decreases in accounts payable and accrued liabilities of $11.9 million and increases in prepaids and other assets of $7.9 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $13.4 million and depreciation and amortization of $1.5 million, inventory impairment of $1.1 million and amortization of operating lease assets of $1.0 million, as well as decreases in accounts receivable of $7.0 million and decreases in inventories of $1.9 million. In the three months ended March 31, 2021, net cash used in operating activities was primarily a result of the net losses recorded during the period of $29.6 million, as well as increases in prepaids and other assets of $6.2 million and increases in inventory of $5.6 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $9.2 million, non-cash interest expense of $4.5 million, inventory write-down of $1.5 million, and depreciation and amortization of $1.1 million.  The changes were also offset by increases in accounts payable and accrued liabilities of $4.9 million and decreases in accounts receivable of $12.1 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds from the maturity of short-term investments of $51.7 million in the three months ended March 31, 2022 and net proceeds from the maturity of short-term investments of $52.9 million in the three months ended March 31, 2021. We also had purchases of property and equipment of $1.6 million and $2.6 million in the three months ended March 31, 2022 and 2021, respectively.

Cash Provided by (Used in) Financing Activities. Cash provided by (used in) financing activities consisted primarily of cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan, net of tax withholdings for net share settlement.  In the three months ended March 31, 2022, we had tax withholdings of $7.3 million, offset by proceeds from issuance of common stock of $0.5 million. In the three months ended March 31, 2021, the net cash used from these activities was $1.5 million.

Contractual Obligations and Commitments

We have lease obligations primarily consisting of operating leases for our principal offices, our warehouse space and our manufacturing facility, with expiration dates as set forth below.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements.  As of March 31, 2022, we had minimum annual purchase commitments of $8.9 million due in the remainder of 2022 and $18.4 million due each year from 2023 to 2025.

We have also entered into a service agreement for which we are committed to pay $2.5 million in each of the next two years over the remaining term of the service agreement, as well as a license agreement for which we are committed to pay $0.2 million over the remaining term of license agreement.

As of March 31, 2022, our contractual obligations related to the 2025 Notes are payments of interest of $5.2 million due each year from 2022 through 2024, and payments of interest and principal totaling $192.4 million due in 2025.

Off-Balance Sheet Arrangements

Through March 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6 to the condensed consolidated financial statements within this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to other market risks related to fluctuation in interest rates, market prices and foreign currency exchange have not changed materially since December 31, 2021.  For quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A. Risk Factors

In addition to other information contained elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	5/24/2019	3.1

3.3	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

3.4	Amendment to Amended and Restated Bylaws.	8-K	5/24/2019	3.2

4.1	Reference is made to Exhibits 3.1 to 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	First Supplemental Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.2

4.5	Form of 1.75% Convertible Senior Note Due 2021.	8-K	6/13/2016	4.3

4.6	Second Supplemental Indenture, dated April 6, 2020, by and between Nevro Corp. and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.7	Form of 2.75% Senior Convertible Note Due 2025 (included in Exhibit 4.6).	8-K	4/7/2020	4.3

4.8	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2020	4.6

10.1	Third Amendment to the Supply Agreement, effective as of November 1, 2021, by and between the Company and Greatbatch Ltd.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.
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

NEVRO CORP.
(Registrant)

Date: May 4, 2022	/s/ D. KEITH GROSSMAN
D. Keith Grossman
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2022	/s/ RODERICK H. MACLEOD
Roderick H. MacLeod
Chief Financial Officer (Principal Financial and Accounting Officer)