Form 10-Q
period 2022-06-30
NEVRO CORP
filed 2022-08-03
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 26, 2022, there were 35,387,839 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$109,010	$34,710
Short-term investments	201,813	327,317
Accounts receivable, net of allowance for doubtful accounts of $1,139 and $1,385 at June 30, 2022 and December 31, 2021, respectively	66,903	70,475
Inventories	93,520	93,517
Prepaid expenses and other current assets	12,056	5,185
Total current assets	483,302	531,204
Property and equipment, net	20,790	20,664
Operating lease assets	15,543	17,577
Other assets	3,675	4,493
Restricted cash	606	606
Total assets	$523,916	$574,544
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$31,298	$31,999
Accrued liabilities	36,421	45,517
Other current liabilities	4,947	4,687
Total current liabilities	72,666	82,203
Long-term debt	186,256	151,310
Long-term operating lease liabilities	12,930	15,402
Other long-term liabilities	22,079	22,013
Total liabilities	293,931	270,928
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at June 30, 2022 and December 31, 2021; 36,063,723 and 35,709,570 shares issued at June 30, 2022 and December 31, 2021, respectively; 35,380,807 and 35,026,654 shares outstanding at June 30, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	902,712	928,138
Accumulated other comprehensive income (loss)	(3,249)	(364)
Accumulated deficit	(669,513)	(624,193)
Total stockholders’ equity	229,985	303,616
Total liabilities and stockholders’ equity	$523,916	$574,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$104,213	$102,330	$192,055	$190,940
Cost of revenue	31,479	32,344	60,229	58,660
Gross profit	72,734	69,986	131,826	132,280
Operating expenses
Research and development	12,552	11,869	25,088	23,403
Sales, general and administrative	83,973	73,880	163,298	147,152
Total operating expenses	96,525	85,749	188,386	170,555
Loss from operations	(23,791)	(15,763)	(56,560)	(38,275)
Interest income	282	163	425	460
Interest expense	(1,608)	(5,704)	(3,211)	(12,251)
Other income (expense), net	368	(88)	453	(545)
Loss before income taxes	(24,749)	(21,392)	(58,893)	(50,611)
Provision for income taxes	241	198	422	540
Net loss	(24,990)	(21,590)	(59,315)	(51,151)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(1,411)	62	(1,603)	(250)
Changes in unrealized gains on short-term investments, net	(261)	28	(1,282)	(119)
Net change in other comprehensive loss	(1,672)	90	(2,885)	(369)
Comprehensive loss	$(26,662)	$(21,500)	$(62,200)	$(51,520)
Net loss per share, basic and diluted	$(0.71)	$(0.62)	$(1.69)	$(1.47)
Weighted average number of common shares used to compute basic and diluted net loss per share	35,317,766	34,808,389	35,196,488	34,721,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three and six months ended June 30, 2022

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	35,026,654	$35	$928,138	$(624,193)	$(364)	$303,616
Adjustments from adoption of ASU 2020-06	—	—	(48,340)	13,995	—	(34,345)
Exercise of common stock options	10,642	—	545	—	—	545
Issuance of common stock upon release of restricted stock units	263,412	—	—	—	—	—
Shares withheld for tax obligations	(107,257)	—	(7,298)	—	—	(7,298)
Stock based compensation	—	—	13,406	—	—	13,406
Net loss	—	—	—	(34,325)	—	(34,325)
Change in other comprehensive loss	—	—	—	—	(1,213)	(1,213)
Balances at March 31, 2022	35,193,451	35	886,451	(644,523)	(1,577)	240,386
Exercise of common stock options	5,100	—	230	—	—	230
Issuance of common stock upon release of restricted stock units	109,742	—	—	—	—	—
Shares withheld for tax obligations	(12,323)	—	(759)	—	—	(759)
Issuance of common stock under employee stock purchase plan	84,837	—	3,414	—	—	3,414
Stock based compensation	—	—	13,376	—	—	13,376
Net loss	—	—	—	(24,990)	—	(24,990)
Other comprehensive loss	—	—	—	—	(1,672)	(1,672)
Balances at June 30, 2022	35,380,807	$35	$902,712	$(669,513)	$(3,249)	$229,985

For the three and six months ended June 30, 2021

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	34,583,064	$35	$880,660	$(492,833)	$598	$388,460
Exercise of common stock options	28,152	—	1,331	—	—	1,331
Issuance of common stock upon release of restricted stock units	99,389	—	—	—	—	—
Shares withheld for tax obligations	(17,886)	—	(2,801)	—	—	(2,801)
Stock based compensation	—	—	9,235	—	—	9,235
Net loss	—	—	—	(29,561)	—	(29,561)
Change in other comprehensive loss	—	—	—	—	(459)	(459)
Balances at March 31, 2021	34,692,719	$35	$888,425	$(522,394)	$139	$366,205
Exercise of common stock options	5,998	—	305	—	—	305
Issuance of common stock upon release of restricted stock units	133,609	—	—	—	—	—
Shares withheld for tax obligations	(15,142)	—	(2,314)	—	—	(2,314)
Issuance of common stock under employee stock purchase plan	37,753	—	4,648	—	—	4,648
Issuance of common stock from conversion of convertible senior notes due 2021	682,912	1	(1)	—	—	—
Exercise of bond hedge for convertible senior notes due 2021	(682,916)	(1)	1	—	—	—
Stock based compensation	—	—	11,032	—	—	11,032
Net loss	—	—	—	(21,590)	—	(21,590)
Other comprehensive loss	—	—	—	—	90	90
Balances at June 30, 2021	34,854,933	$35	$902,096	$(543,984)	$229	$358,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(59,315)	$(51,151)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,056	2,250
Amortization of operating lease assets	2,034	1,838
Stock-based compensation expense	26,785	20,271
Amortization of premium (accretion of discount) on short-term investments	844	703
Provision for doubtful accounts	175	(970)
Write-down of inventory	2,255	3,037
Amortization of debt discount and issuance costs	602	8,376
Unrealized (gains) losses on foreign currency transactions	(714)	2,006
Changes in operating assets and liabilities
Accounts receivable	2,404	13,111
Inventories	(1,492)	(14,712)
Prepaid expenses and other current assets	(6,902)	(3,930)
Other assets	815	(237)
Accounts payable	(1,079)	14,193
Accrued liabilities	(8,313)	(4,070)
Other long-term liabilities	(2,407)	(2,075)
Net cash used in operating activities	(41,252)	(11,360)
Cash flows from investing activities
Purchases of short-term investments	(50,172)	(197,784)
Proceeds from maturity of short-term investments	173,550	488,851
Purchases of property and equipment	(3,042)	(6,935)
Net cash provided by investing activities	120,336	284,132
Cash flows from financing activities
Repayment of convertible notes	—	(172,500)
Minimum tax withholding paid on behalf of employees for net share settlement	(8,057)	(5,115)
Proceeds from issuance of common stock to employees	4,189	6,283
Net cash used in financing activities	(3,868)	(171,332)
Effect of exchange rate changes on cash and cash equivalents	(916)	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	74,300	101,420
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	35,316	45,203
Cash, cash equivalents and restricted cash at end of period	$109,616	$146,623
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$664	$1,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements (the condensed consolidated financial statements) have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the Annual Report) filed with the Securities and Exchange Commission (SEC) on February 23, 2022. The condensed consolidated financial statements are prepared in U.S. dollars and include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021 and the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021. All such adjustments are of a normal and recurring nature. The interim financial data as of June 30, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net unrealized foreign currency gain (loss)	$1,057	$(664)	$1,223	$(2,116)
Net realized foreign currency gain (loss)	(636)	596	(711)	1,598

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, entities will account for the convertible debt as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method as of January 1, 2022. The adoption of ASU 2020-06 resulted in an increase of $34.3 million to reflect the full principal amount of the convertible senior notes due 2025 issued in April 2020 (2025 Notes), net of debt issuance costs, a reduction of $48.3 million to additional paid-in capital to remove the equity component separately recorded for the conversion features and the debt issuance costs allocated to the conversion feature and a cumulative-effect adjustment of $14.0 million reducing the beginning balance of accumulated deficit as of January 1, 2022. Upon the adoption of ASU 2020-06, interest expense is reduced as the Company no longer recognizes any amortization of debt discounts as interest expense, due to the removal of the unamortized debt discounts. In addition, the use of the if-converted method for the 2025 Notes in calculating diluted net income (loss) per share calculation under ASU 2020-06 had no impact to the number of potentially dilutive shares in each of the periods presented.

The cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2022 for the adoption of ASU 2020-06 were as follows (in thousands):

	Balance at	Adjustments Due	Balance at
	December 31, 2021	to ASU 2020-06	January 1, 2022
Long term debt	$151,310	$34,345	$185,655
Additional paid-in capital	$928,138	$(48,340)	$879,798
Accumulated deficit	$(624,193)	$13,995	$(610,198)

Significant Accounting Policies

With the exception of the policies and accounting pronouncements above, there have been no other material changes to the Company’s significant accounting policies from its Annual Report.

2. Revenue

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States	$89,049	$85,017	$162,263	$159,754
International	15,164	17,313	29,792	31,186
Total revenue	$104,213	$102,330	$192,055	$190,940

The United States is the only country that accounts for 10% or more of the revenue during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States	85%	83%	84%	84%

There were no customers that accounted for 10% or more of the Company’s revenue for each of the three and six months ended June 30, 2022 and 2021. Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of June 30, 2022 and December 31, 2021. For each of the three and six months ended June 30, 2022, the Company recognized bad debt expenses $0.2 million. For the three and six months ended June 30, 2021, the Company recognized bad debt expenses of $0.2 million and $0.1 million, respectively

In July 2021, the Company received FDA approval of its proprietary 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN). For the three months and six months ended June 30, 2022, PDN represented 11% and 9% of worldwide permanent implant procedures, which resulted in approximately $11.0 million and $17.0 million in revenue. The Company classifies PDN revenue by using estimates and assumptions based on historical experiences and knowledge of current conditions, given available information.

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

The weighted average lease terms and discounts rates are as follows:

	June 30, 2022	December 31, 2021
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	3.77 years	4.20 years
Weighted-average discount rate	7.0%	7.0%

As of June 30, 2022, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2022, remaining months	$2,956
2023	6,019
2024	6,201
2025	2,849
2026	405
Thereafter	1,978
Total lease payments	20,408
Less: Interest	(2,532)
Present value of lease liabilities	$17,876

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$1,342	$1,333	$2,685	$2,567

Supplemental balance sheet information are as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating Leases:
Operating lease assets	$15,543	$17,577

Other current liabilities	$4,946	$4,588
Long term operating lease liabilities	12,930	15,402
Total operating lease liabilities	$17,876	$19,990

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,389	$1,258	$2,764	$2,506

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

Balance as of June 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$84,174	$—	$—	$84,174
Agency bonds (ii)	—	—	—	—
Commercial paper (iii)	—	14,952	—	14,952
Corporate notes (ii)	—	1,000	—	1,000
Treasury bonds (ii)	190,859	—	—	190,859
Total assets	$275,033	$15,952	$—	$290,985

Balance as of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$9,562	$—	$—	$9,562
Agency bonds (ii)	—	42,538	—	42,538
Commercial paper (ii)	—	61,884	—	61,884
Corporate notes (iii)	—	30,351	—	30,351
Treasury bonds (ii)	197,552	—	—	197,552
Total assets	$207,114	$134,773	$—	$341,887

(i)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)
Included in short-term investments on the condensed consolidated balance sheets.
(iii)
Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of June 30, 2022 and December 31, 2021, the fair value of the 2.75% convertible senior notes due 2025 was $178.8 million and $212.0 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7).

5. Balance Sheet Components

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $84.2 million and $9.6 million as of June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use. The Company also held cash in foreign banks of approximately $12.4 million at June 30, 2022 and $8.6 million at December 31, 2021 that was not insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Commercial paper	$14,969	$—	$(17)	$14,952
Corporate notes	1,000	—	—	1,000
Treasury bonds	192,490	—	(1,631)	190,859
Total securities	$208,459	$—	$(1,648)	$206,811

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$42,546	$—	$(8)	$42,538
Commercial paper	61,886	2	(4)	61,884
Corporate notes	30,371	—	(20)	30,351
Treasury bonds	197,889	2	(339)	197,552
Total securities	$332,692	$4	$(371)	$332,325

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of June 30, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$208,459	$206,811
Amounts maturing after one year through five years	—	—
Total investment securities	$208,459	$206,811

Inventories (in thousands)

	June 30,	December 31,
	2022	2021
Raw materials	$45,529	$50,160
Finished goods	47,991	43,357
Total inventories	$93,520	$93,517

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write-down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total write-downs of $1.2 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

Property and Equipment, Net (in thousands)

	June 30,	December 31,
	2022	2021
Laboratory and manufacturing equipment	$10,368	$8,722
Computer equipment and software	17,628	16,349
Furniture and fixtures	4,329	4,215
Leasehold improvements	10,562	10,316
Construction in process	3,614	3,717
Total	46,501	43,319
Less: Accumulated depreciation and amortization	(25,711)	(22,655)
Property and equipment, net	$20,790	$20,664

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Depreciation and amortization expense	$1,561	$1,149	$3,056	$2,250

Accrued Liabilities (in thousands)

	June 30,	December 31,
	2022	2021
Accrued payroll and related expenses	$28,187	$30,957
Accrued professional fees	879	6,547
Accrued taxes	1,382	1,074
Accrued clinical and research expenses	173	305
Accrued interest	1,305	1,305
Accrued warranty	636	664
Accrued other	3,859	4,665
Total accrued liabilities	$36,421	$45,517

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance	$452	$851	$664	$699
Provision for warranty	788	582	1,503	1,277
Utilization	(604)	(611)	(1,531)	(1,154)
Ending balance	$636	$822	$636	$822

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. When determining the estimated loss or range of loss, significant judgement is required. The Company accrued a loss contingency of $20.0 million at September 30, 2021 related to the Delaware I case described in the Legal Matters section below, which remained accrued as of June 30, 2022 and December 31, 2021. There were no other contingent liabilities requiring accrual at June 30, 2022 or December 31, 2021.

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

Through various orders from the court, portions of Boston Scientific’s Delaware I case were dismissed, and portions of Boston Scientific’s Delaware II case were stayed for future litigation. The stay of the Delaware II litigation was lifted in April 2022, and the case was expected to proceed to a trial in 2023.

In relation to the Delaware I case, of the ten patents originally asserted on December 9, 2016, Boston Scientific proceeded to trial with four patents directed to SCS leads and lead manufacturing techniques. On November 1, 2021, a Delaware jury found that the Company infringed Boston Scientific’s patents U.S. 7,891,085 (the ‘085 patent) and U.S. 8,019,439, and that the Company did not infringe Boston Scientific’s patents U.S. 8,646,172 and U.S. 8,650,747. With regard to the ‘085 patent, the jury found that the infringement was willful, though the infringement of the ‘085 patent was only directed to a limited number of SCS leads that the Company sold internationally between 2012 and 2014. Boston Scientific does not assert that the Company continues to infringe the ‘085 patent. The Delaware jury awarded Boston Scientific $20.0 million. The Company disagreed with this decision and intended to appeal.

In relation to the Delaware II litigation, the Company also filed counterclaims against Boston Scientific, alleging patent infringement of five Nevro patents. In March 2021, on the basis of Boston Scientific’s petition, the PTAB initiated inter partes reviews of two of Nevro’s five counterclaim patents. The two instituted inter partes reviews were directed to Nevro’s U.S. Patent Nos. 10,076,665 and 9,002,460. On March 14, 2022, the PTAB upheld claim 8 of Nevro’s U.S. Patent No. 10,076,665, but invalidated the rest of the challenged claims, and the PTAB invalidated all of the challenged claims of Nevro’s U.S. Patent No. 9,002,460. The Company expected litigation to proceed for the remaining three counterclaim patents, and for a trial to be held for the three counterclaim patents in 2023.

On February 23, 2021, the Company filed a patent infringement lawsuit against Boston Scientific alleging that its January 2021 launch of the WaveWriter Alpha™ SCS System infringes five of the Company’s patents covering spinal cord stimulation technology related to delivering paresthesia-free therapy at frequencies below 1,200 Hz. The lawsuit, filed in the U.S. District Court for the District of Delaware (the Delaware III litigation), sought unspecified damages and attorney’s fees, as well as preliminary and/or permanent injunctive relief against further infringement. The Company expected a trial for the Delaware III litigation would be held in October 2023. With regard to the Delaware III litigation, Boston Scientific filed inter partes review petitions against three of the five asserted patents; specifically, U.S. Patent Nos. 8,829,209; 10,576,286; and 10,556,112. The PTAB’s institution decisions for these inter partes reviews was expected in August 2022.

As of June 30, 2022, the Company recorded a liability of $20.0 million in relation to the aforementioned Delaware I case.

On August 1, 2022, the Company issued a press release and a Form 8-K relating to its agreement with Boston Scientific to settle their ongoing intellectual property litigations. Pursuant to the parties’ settlement, Nevro received a net payment from Boston Scientific of $85.0 million in cash, and Boston Scientific has released the $20.0 million verdict it was awarded by a Delaware jury on November 1, 2021 in the aforementioned Delaware I case. The release allows Nevro to reverse the liability related to the $20.0 million loss contingency that it accrued in the period ended September 30, 2021. In addition, Nevro granted Boston Scientific a worldwide, non-exclusive, non-transferable license to practice paresthesia-free therapy at frequencies below 1,500 Hz and a covenant not to sue for any features embodied in any current Boston Scientific products for frequencies below 1,500 Hz. Boston Scientific also granted Nevro a worldwide, non-exclusive, non-transferable license under Boston Scientific’s asserted patent families and a covenant not to sue for any features embodied in any current Nevro products.

The settlement gives Boston Scientific the freedom to operate using the features and capabilities embodied in its current line of products for frequencies below 1,500 Hz, and gives the Company the freedom to operate using the features and capabilities embodied in its current line of products. The settlement concluded all of the existing litigations between Nevro and Boston Scientific.

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

7. Debt

2021 Notes and Convertible Note Hedge and Warrant Transactions

On June 1, 2021, the 2021 Notes matured and the Company settled the 2021 Notes. The Company paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. As such, the 2021 Notes are no longer outstanding. In addition, the Company exercised its option under the bond hedge and received 682,916 shares of common stock from the bank counterparties. On the balance sheet, these shares are shown as issued but not outstanding.

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

Each $1,000 principal amount of the 2025 Notes will initially be convertible into 9.5238 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $105.00 per share, subject to adjustment upon the occurrence of specified events. The 2025 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding October 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2025 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the three months ended June 30, 2022, the conditions allowing holders of the 2025 Notes to convert have not been met. Therefore, the 2025 Notes are not convertible during the three months ended September 30, 2022. As of June 30, 2022, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.

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

The effective interest rate for the 2025 Notes was 3.5% in the three and six months ended June 30, 2022 and 10.2% in the three and six months ended June 30, 2021. The decrease in the effective interest rate is due to the elimination of interest expense related to the conversion feature of the 2025 Notes as a result of adopting ASU 2020-06.

See Note 1 for the cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2022 for the adoption of ASU 2020-06.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	June 30,	December 31,
	2022	2021
Principal	$189,750	$189,750
Unamortized discount	—	(35,079)
Unamortized issuance cost	(3,494)	(3,361)
Net carrying amount	$186,256	$151,310

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

	June 30,	December 31,
	2022	2021
Debt discount related to value of conversion option	$—	$49,947
Debt issuance cost	—	(1,607)
Net carrying amount	$—	$48,340

The following table sets forth the interest expense recognized related to the 2021 Notes and the 2025 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Contractual interest expense	$1,305	$1,816	$2,609	$3,875
Amortization of debt discount	—	3,494	—	7,500
Amortization of debt issuance costs	303	393	601	874
Total interest expense	$1,608	$5,703	$3,210	$12,249

The debt discount associated with the equity component of the 2025 Notes was reversed upon the adoption of ASU 2020-06, which resulted in a decrease in the amount of non-cash interest expense to be recognized after the adoption date of January 1, 2022.

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss, basic and diluted	$(24,990)	$(21,590)	$(59,315)	$(51,151)
Weighted average shares used to compute basic and diluted net loss per share	35,317,766	34,808,389	35,196,488	34,721,551
Net loss per share, basic and diluted	$(0.71)	$(0.62)	$(1.69)	$(1.47)

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

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	June 30,
	2022	2021
Unreleased restricted stock	1,624,574	1,050,416
Options to purchase common stock	683,662	757,374
Convertible senior notes	1,807,141	1,807,141
Warrants related to the issuance of convertible senior notes	1,807,141	3,597,174
Total	5,922,518	7,212,105

9. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. The Company recorded an expense for matching contributions of $0.6 million and $2.9 million for the three and six months ended June 30, 2022, respectively, and $0.4 million and $2.6 million for the three months and six months ended June 30, 2021, respectively.

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

There were 84,837 shares of common stock issued under the ESPP for each of the three and six months ended June 30, 2022 and 37,753 shares of common stock issued under the ESPP for the three and six months ended June 30, 2021. Shares available for future purchase under the ESPP were 1,482,677 at June 30, 2022.

10. Subsequent Event

On August 1, 2022, the Company announced that is has reached an agreement with Boston Scientific to settle their ongoing intellectual property litigations.

Pursuant to the parties’ settlement, the Company will receive a payment from Boston Scientific of $85.0 million in cash, and Boston Scientific has released the $20.0 million verdict it was awarded by a Delaware jury on November 1, 2021. The release allows the Company to reverse the liability related to the $20.0 million loss contingency that it accrued in the period ended September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements (the condensed consolidated financial statements) and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report) and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the Annual Report) filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2022.

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-k as filed on February 23, 2002, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a global medical device company focused on delivering comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in chronic pain treatment. We have developed and commercialized the Senza® spinal cord stimulation (SCS) system, an evidence-based neuromodulation platform for the treatment of chronic pain, with the Senza® Omnia™ platform being our latest addition to the Senza family of products. Our proprietary, paresthesia-free 10 kHz Therapy, delivered by our Senza system, was demonstrated in our SENZA randomized controlled trial (RCT) to be superior to traditional SCS therapy, with 10 kHz Therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy. In addition to the original approval of our therapy in back and leg pain, we received approval of unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) in July 2021 and we received expanded labeling in non-surgical back pain (NSBP) in January 2022. Our SENZA-RCT study, along with our SENZA-PDN clinical study, SENZA-NSRBP clinical study and European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.3 billion global SCS market by treating patients with debilitating chronic pain, including back and leg pain, NSBP and PDN.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our 10 kHz Therapy over traditional SCS. The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our family of surgical leads, marketed as the Surpass surgical lead, and in April 2020 received FDA approval for our reduced-size Surpass-C surgical lead. In January 2018, we received FDA approval of our next generation Senza II SCS system. In the fourth quarter of 2019, we received FDA approval of our next generation product platform, Senza Omnia, which we launched in the United States in the fourth quarter of 2019. Additionally, we received approval to commercially launch Senza Omnia in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approval for our first Senza Omnia upgrade, Omnia™ Powered by HFX Connect™, and our next generation trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. This approval is specific to our unique 10 kHz stimulation, and the Senza system was the first spinal cord stimulation system approved by the FDA with a specific indication to treat certain forms of pain associated with PDN. We received expanded labeling in NSBP in January 2022.

The tables below set forth our revenue from U.S. and international sales the past ten quarters on a quarterly basis and total revenue for each of the past five full fiscal years.

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022
Revenue from:	(in millions)
U.S. sales	$75.3	$51.0	$90.9	$94.6	$74.7	$85.0	$78.1	$88.4	$73.2	$89.0
International sales	12.2	5.4	17.5	15.1	13.9	17.3	15.2	14.3	14.6	15.2
Total sales revenue	$87.5	$56.4	$108.5	$109.7	$88.6	$102.3	$93.2	$102.8	$87.8	$104.2

	2017	2018	2019	2020	2021	Six Months Ended June 30, 2022
Revenue from:	(in millions)
U.S. sales	$263.5	$321.8	$326.0	$311.9	$326.2	$162.3
International sales	63.2	65.5	64.3	50.2	60.7	29.8
Total sales revenue	$326.7	$387.3	$390.3	$362.0	$386.9	$192.1

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of June 30, 2022 was $669.5 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10 kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, including a sales organization that targets physician specialties involved in PDN treatment decisions, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

We rely on third-party suppliers for all of the components of our Senza products, and currently for the assembly of these systems. Several of these suppliers are currently single-source suppliers. We have entered into and/or amended several supply agreements in an effort to reinforce our supply chain. We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers makes us vulnerable to supply shortage problems and exposes us to greater lead times, increasing our risk of inventory obsolescence. In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of implantable pulse generators (IPGs), peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins. We plan on conducting these manufacturing activities in a facility in Costa Rica, for which our lease began in April 2021. The integration process is expected to be completed in mid-2022. Even after this integration process is completed, we expect that we will continue to rely on third-party manufacturers to provide key components to support the assembly process. We may incur significant capital expenditures and implementation costs to initiate the manufacturing

COVID-19 Pandemic

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. The COVID-19 outbreak has negatively impacted, and continues to negatively impact our operations and revenues and overall financial condition as demand for elective procedures remains unpredictable and the number of Senza trials and permanent system implant procedures has not recovered to pre-pandemic levels. The magnitude of the risks and uncertainties related to the pandemic are unpredictable and could be further aggravated by the spread of new variants of the COVID-19 virus such as the Omicron variant, as well as any variants thereof, which may be more contagious and/or virulent. During the initial stages of the pandemic, the number of Senza systems procedures performed, similar to other elective surgical procedures, decreased significantly as health care organizations globally prioritized the treatment of patients with COVID-19. For example, in the United States in the first half of 2020 and more recently in connection with the spread of the Omicron variant, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic. Throughout 2021, the COVID-19 pandemic negatively impacted the global SCS therapy market, which we estimate decreased by approximately 5% to 10%. These challenges may arise again at any time throughout the duration of the pandemic, which is uncertain, and could reduce our revenue while the pandemic continues.

Notably, the predictability of trial and permanent implant procedures continues to be challenging to forecast in light of the ongoing pandemic and periodic surges in cases caused by the variants of the virus. Even if the severity of the pandemic subsides, we are unable to predict the timing that demand for Senza system procedures may return to historic levels as prospective patients may decide to delay their procedures. As a result of the spread of more contagious and virulent variants, the COVID-19 pandemic could continue to result in a meaningful delay in patients seeking to have a Senza system trial. Further, we anticipate that the substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions will result in patients seeking to have Senza system trials or implant procedures performed having to navigate limited provider capacity, due to, among other reasons, a growing trend of labor shortages with nurses and other healthcare facility staff. We believe these factors may have an adverse effect on the recovery of the global SCS therapy market and, as a result, the amount of time we predict for our sales to recover following the end of the pandemic.

Further, numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 and its variant strains, which continue to spread and impact the United States and other countries. For example, multiple times in 2020, the governor of California, where our headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; delays in approvals or certifications by regulatory authorities and notified bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Senza systems. For instance, in the EU, notified bodies must be officially designated to certify products and services in accordance with the Medical Devices Regulation (EU) No 2017/745 (the EU Medical Devices Regulation). While several notified bodies have been designated, the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation as a consequence of which review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA. In addition, even after the lift of “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19, we continue to experience disruptions to our business as a result of patients and customers continuing to be cautious in restarting elective procedures in light of the continued risk posed by the virus.

Global and domestic supply chains and the timely availability of raw materials and products have been and may continue to be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future activities.

While the continued potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our 2.75% convertible senior convertible notes due 2025 (the 2025 Notes). We expect any further shelter-in-place policies and restrictions on elective surgical procedures worldwide to have a substantial impact on our revenue. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. During the COVID-19 pandemic, our customers, including hospitals, ambulatory surgical centers and physician offices, have experienced financial hardship and some of them may not fully recover. This could lead to some of these customers temporarily or permanently shutting down, filing for bankruptcy or being acquired by larger health systems, leading to reduced procedures and/or additional pricing pressure on our products. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States, Europe and Australia, which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Senza systems sold after the pandemic has ended.

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

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of our products and the related implant procedure for patients. The revenue we are able to generate from sales of our products depends in large part on the availability of reimbursement from such payors. While we currently have a favorable National Coverage Determination (NCD) and reimbursement by Medicare for chronic back and leg pain, we have more limited coverage for PDN and NSBP procedures, and decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policies. These payors may deny reimbursement if they determine that the device or procedure was not medically necessary for the patient and used in accordance with the payor’s coverage policy.

A significant component of our commercial efforts includes working with private payors to ensure positive coverage decisions for our products. For our traditional chronic back and leg pain market, we believe that favorable coverage and reimbursement for procedures using our products from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield (BCBS) and Kaiser, have contributed to our increase in revenue to date. Although the largest commercial payors and Medicare cover procedures using Senza, there can be no assurance that all private health insurance plans will cover the therapy. Effective July 1, 2021, Medicare now requires Prior Authorization for certain hospital outpatient procedures, including SCS procedures. While Medicare, through both national and local coverage policies, currently provides coverage for NSBP, most commercial payors still do not explicitly cover NSBP. In January 2022, we announced that UnitedHealthcare will provide coverage for our 10 kHz Therapy for the treatment of PDN for dates of service on or after March 1, 2022. In March 2022, we announced that Noridian, the Medicare Administrative Contractor (MAC) that oversees the majority of the western United States, released an update to their Local Coverage Billing and Coding article for spinal cord stimulators for chronic pain to include two new ICD-10 codes that cover PDN. This change was posted on March 4, 2022 and is retroactive for procedures performed on or after January 1, 2022.

During the second quarter of 2022, a number of coverage updates among BCBS insurers were made to explicitly cover PDN. Combined, these BCBS updates represent nearly 23 million commercially-insured covered lives, with approximately 48% of the addressable US PDN population now covered under a formal policy for PDN:

•
Effective April 28, 2022, BCBS Idaho, the largest commercial payer in Idaho representing approximately 559 thousand covered lives, updated its policy to specifically cover PDN.
•
Effective May 27, 2022, BCBS Hawaii (HMSA), the largest commercial payer in Hawaii representing approximately 786 thousand covered lives, updated its policy to specifically cover PDN.
•
Effective May 29, 2022, BCBS Alabama, the largest commercial payer in Alabama representing approximately 2.5 million covered lives, updated its policy to specifically cover diabetic neuropathy and peripheral neuropathy.
•
Effective July 1, 2022, Premera Blue Cross, the largest health plan in the Pacific Northwest (Washington and Alaska) representing approximately 2.5 million covered lives, updated its policy to specifically cover PDN.
•
Effective August 1, 2022, Health Care Services Corporation (HCSC) updated its SCS policy to explicitly cover PDN. HCSC is an independent licensee of Blue Cross Blue Shield and the parent company of BCBS Texas, Illinois, Oklahoma, New Mexico, and Montana, which represents over 16 million covered lives.

With respect to both PDN and NSBP, there are many payors that have not yet updated their policies to expressly cover SCS procedures, including in the case of PDN, Aetna and Cigna. A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

We are working to expand payor coverage to include the use of our 10 kHz Therapy for the management of PDN and NSBP. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful.

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. Further, the manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $2.3 million for the six months ended June 30, 2022 and $2.5 million for the year ended December 31, 2021. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete, as was the case in the year ended December 31, 2021, when we recorded a charge of $1.8 million.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to help our commercialization efforts around and to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017. Most recently, we launched our next generation product platform, Senza Omnia, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approvals for our first Senza Omnia upgrade and a new trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. In January 2022, we received regulatory approval for expanded labeling to include NSBP. We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and next generation IPGs. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of the 10 kHz Therapy through clinical data are all critical to increasing the adoption of this therapy. We initiated two randomized controlled trials in 2018, SENZA-PDN and SENZA-NSRBP, which evaluate the 10 kHz Therapy for the treatment of PDN and NSBP, respectively.

With regard to the SENZA-PDN study, we presented the three-month data in 2020 and the six-month and 12-month data, including six-month crossover data, in 2021. The Senza-PDN six-month results, 12-month durability results, and 12-month Quality of Life (QoL) results were published in JAMA Neurology (April 2021), Diabetes Care (November 2021) and Mayo Clinic Proceedings: Innovations, Quality & Outcomes (July 2022), respectively. We presented the 18-month results, including the 12-month crossover patient data, for the SENZA-PDN study at the North American Neuromodulation Society (NANS) conference in January 2022 and at the International Neuromodulation Society (INS) conference in May 2022. Additionally, the SENZA-PDN 24-month results, including the 18-month crossover data were presented at the American Diabetes Association (ADA) conference in June 2022.

With regard to the SENZA-NSRBP study, we presented the three-month primary endpoint results and the six-month data in 2021. The SENZA-NSRBP 12-month results, including the six-month crossover patient data were presented at the NANS conference in January 2022 and published online in the Journal of Neurosurgery: Spine (February 2022). Additionally, the SENZA-NSRBP 18-month results, including the 12-month crossover data were presented at the INS conference in May 2022.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements.. We adopted ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), on January 1, 2022.

There have been no other significant or material changes in our critical accounting policies during the three months ended June 30, 2022 to the items we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Cost of Revenue

We currently utilize contract manufacturers for the production of Senza products. Cost of revenue consists primarily of acquisition costs of the components of Senza, manufacturing overhead, scrap and inventory excess and obsolescence charges, as well as distribution-related expenses, such as logistics and shipping costs, net of costs charged to customers.

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

Since 2019, we have experienced significant legal expenses associated with our intellectual property litigation with Boston Scientific. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue, the timing and extent of our SG&A expense, and the direct impact of the COVID-19 pandemic on certain discretionary spend items such as travel and trade shows.

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

Consolidated Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,
	2022	2021	Change
(in thousands)
Revenue	$104,213	$102,330	$1,883
Cost of revenue	31,479	32,344	(865)
Gross profit	$72,734	$69,986	$2,748
Gross margin	70%	68%	2%

Revenue. Revenue increased to $104.2 million in the three months ended June 30, 2022 from $102.3 million in the three months ended June 30, 2021, an increase of $1.9 million, or 2%. Revenue in the United States was $89.0 million in the three months ended June 30, 2022, a 5% increase from $85.0 million in the three months ended June 30, 2021. Our trial and permanent implant volumes in the United States increased from prior year, although they were negatively impacted by COVID related issues, including facility staffing and capacity issues. International revenue was $15.1 million in the three months ended June 30, 2022, compared to $17.3 million in the three months ended June 30, 2021. International revenue continued to be impacted by COVID-related issues.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased to $31.5 million in the three months ended June 30, 2022 from $32.3 million in the three months ended June 30, 2021, a decrease of $0.9 million, or 3%. This decrease was primarily due to a decrease of $0.3 million in the write-down of inventory as well as a decrease of $0.2 million in the costs of manufactured components. Gross profit increased to $72.7 million in the three months ended June 30, 2022 from $70.0 million in the three months ended June 30, 2021, an increase of $2.7 million, or 4%. Gross profit as a percentage of revenue, or gross margin, was higher at 70% for the three months ended June 30, 2022 compared to 68% for the three months ended June 30, 2021, primarily due to decreased costs of manufactured product component and write-down of inventory, as a percentage of revenue.

Operating Expenses

	Three Months Ended June 30,
	2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$12,552	12%	$11,869	12%	$683
Sales, general and administrative	83,973	81%	73,880	72%	10,093
Total operating expenses	$96,525	93%	$85,749	84%	$10,776

Research and Development Expense. R&D expenses increased to $12.6 million in the three months ended June 30, 2022 from $11.9 million in the three months ended June 30, 2021, an increase of $0.7 million, or 6%. The increase was primarily due to an increase in personnel costs of $1.5 million, which was offset by a decrease in project spend of $0.8 million.

Sales, General and Administrative Expense. SG&A expenses increased to $84.0 million in the three months ended June 30, 2022 from $73.9 million in the three months ended June 30, 2021, an increase of $10.1 million, or 14%. The increase was primarily due to an increase in personnel costs of $9.1 million, travel and meeting expenses of $2.4 million, conference spend of $0.9 million, and software expenses of $0.7 million, which were partially offset by a decrease in legal expenses of $2.1 million related to ongoing intellectual property litigation efforts and a decrease in marketing initiative expenses of $1.1 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended June 30,
	2022	2021	Change
(in thousands)
Interest income	$282	$163	$119
Interest expense	(1,608)	(5,704)	4,096
Other income (expense), net	368	(88)	456
Provision for income taxes	241	198	43

Interest Income. Interest income increased to $0.3 million in the three months ended June 30, 2022 from $0.2 million in the three months ended June 30, 2021, primarily due to a slightly higher average investment return rates during the three months ended June 30, 2022.

Interest Expense. Interest expense decreased to $1.6 million in the three months ended June 30, 2022 from $5.7 million in the three months ended June 30, 2021. With the adoption of ASU 2020-06, interest expense due to the amortization of debt discounts is reduced as a result of accounting for the 2025 Notes as a single liability measured at its amortized cost. Additionally, the three months ended June 30, 2021 included interest expense and amortization of debt discount and debt issuance costs related to the issuance of the 1.75% convertible senior notes due 2021 (the 2021 Notes), which were settled in June 2021 and are no longer outstanding in 2022.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $0.4 million in the three months ended June 30, 2022 and a loss of $0.1 million in the three months ended June 30, 2021.

Provision for Income Taxes. Income tax expense was $0.2 million in each of the three months ended June 30, 2022 and 2021. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Comparison of the six months ended June 30, 2022 and 2021

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,
	2022	2021	Change
(in thousands)
Revenue	$192,055	$190,940	$1,115
Cost of revenue	60,229	58,660	1,569
Gross profit	$131,826	$132,280	$(454)
Gross margin	69%	69%	0%

Revenue. Revenue increased to $192.1 million in the six months ended June 30, 2022 from $190.9 million in the six months ended June 30, 2021, an increase of $1.1 million, or 1%. Revenue in the United States was $162.3 million in the six months ended June 30, 2022, a 2% increase from $159.8 million in the six months ended June 30, 2021. International revenue was $29.8 million in the six months ended June 30, 2022, compared to $31.2 million in the six months ended June 30, 2021. Overall, our trial and permanent implant volumes in the United States increased from prior year, although they continue to be negatively impacted by lingering COVID-related issues such as facility staffing and capacity issues.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $60.2 million in the six months ended June 30, 2022 from $58.7 million in the six months ended June 30, 2021, an increase of $1.6 million, or 3%. This increase was primarily due to an increase of $1.4 million in the costs of manufactured product components and $0.9 million related to costs associated with initiating the manufacturing facility in Costa Rica, which were offset by a decrease of $0.8 million in the write-down of inventory. Gross profit decreased to $131.8 million in the six months ended June 30, 2022 from $132.3 million in the six months ended June 30, 2021, a decrease of $0.5 million. Gross profit as a percentage of revenue, or gross margin, was steady at 69% for the six months ended June 30, 2022 and June 30, 2021.

Operating Expenses

	Six Months Ended June 30,
	2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$25,088	13%	$23,403	12%	$1,685
Sales, general and administrative	163,298	85%	147,152	77%	16,146
Certain litigation charges	—	0%	—	0%	—
Total operating expenses	$188,386	98%	$170,555	89%	$17,831

Research and Development Expense. R&D expenses increased to $25.1 million in the six months ended June 30, 2022 from $23.4 million in the six months ended June 30, 2021, an increase of $1.7 million, or 7%. The increase was primarily due to an increase in personnel costs of $3.1 million, offset partially by a decrease in project spend of $1.3 million and a decrease clinical and regulatory expenses of $0.9 million.

Sales, General and Administrative Expense. SG&A expenses increased to $163.3 million in the six months ended June 30, 2022 from $147.2 million in 2021, an increase of $16.1 million, or 11%. The increase was primarily due to an increase in personnel costs of $13.8 million, travel and meeting expenses of $4.3 million, conference spend of $1.7 million, consulting and contract labor costs of $1.4 million, and software expenses of $1.3 million, which were offset partially by a decrease in legal expenses of $4.4 million related to ongoing intellectual property litigation efforts and a decrease in marketing initiative expenses of $2.0 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Six Months Ended June 30,
	2022	2021	Change
(in thousands)
Interest income	$425	$460	$(35)
Interest expense	(3,211)	(12,251)	9,040
Other income (expense), net	453	(545)	998
Provision for income taxes	422	540	(118)

Interest Income. Interest income decreased slightly to $0.4 million in the six months ended June 30, 2022 from $0.5 million in the six months ended June 30, 2021, primarily due to an overall decrease in cash and investment balance after the cash settlement of the principal related to the 2021 Notes in June 2021, offset by a slightly higher average investment return rates during the six months ended June 30, 2022.

Interest Expense. Interest expense decreased to $3.2 million in the six months ended June 30, 2022 from $12.3 million in the six months ended June 30, 2021, a decrease of $9.0 million. The six months ended June 30, 2021 included $5.0 million of interest expense and amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes, which were settled in June 2021, and are no longer outstanding in 2022. Additionally, with the adoption of ASU 2020-06, interest expense due to the amortization of debt discount is reduced by $4.0 million as a result of accounting for the 2025 Notes as a single liability measured at its amortized cost.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $0.5 million in the six months ended June 30, 2022 and a loss of $0.5 million in the six months ended June 30, 2021.

Provision for Income Taxes. Income tax expense was $0.4 million in the six months ended June 30, 2022 and $0.5 million in the six months ended June 30, 2021. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to generate tax losses for U.S. federal and state tax purposes and have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of the 2021 Notes. In April 2020, we completed a concurrent underwritten public offering of common stock and the 2025 Notes. Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. At June 30, 2022, we had cash, cash equivalents and short-term investments of $310.8 million. Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months

We expect to incur continued expenditures in the future in support of our commercial infrastructure and sales force. In addition, we intend to continue to make investments in the further development of our Senza product platform and 10 kHz Therapy for the treatment of other chronic pain conditions, including ongoing R&D programs and conducting clinical trials. Further, we expect to expend significant cash resources pursuing and defending our ongoing intellectual property lawsuits. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

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
•
unfavorable global economic conditions, such as a recession or economic downturn, and adverse capital market conditions, in either case, due to macroeconomic factors including, but not limited to, the COVID-19 pandemic, increased inflation and interest rates, lower consumer confidence or availability of disposable income, and the impact of political instability, including the war between Ukraine and Russia or any political instability in the United States;
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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2022	2021
(in thousands)
Net cash provided by (used in)
Operating activities	$(41,252)	$(11,360)
Investing activities	120,336	284,132
Financing activities	(3,868)	(171,332)
Effect of exchange rate on cash flows	(916)	(20)
Net decrease in cash, cash equivalents and restricted cash	$74,300	$101,420

Cash Used in Operating Activities. Net cash used in operating activities was $41.4 million in the six months ended June 30, 2022, compared to $11.4 million in the six months ended June 30, 2021. In the six months ended June 30, 2022, net cash used in operating activities was primarily a result of the net losses recorded during the period of $59.3 million, as well as decreases in accounts payable and accrued liabilities of $9.4 million, decreases in other long term liabilities of $2.4 million, increases in prepaids and other assets of $6.1 million and increases in inventory of $1.5 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $26.8 million and depreciation and amortization of $3.1 million, inventory impairment of $2.3 million and amortization of operating lease assets of $2.0 million, as well as decreases in accounts receivable of $2.4 million. In the six months ended June 30, 2021, net cash used in operating activities was primarily a result of the net losses recorded during the period of $51.2 million, as well as increases in inventory of $14.7 million, increases in prepaids and other assets of $4.2 million and decreases in other long term liabilities of $2.1 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $20.3 million, non-cash interest expense of $8.4 million, inventory write-down of $3.0 million, and depreciation and amortization of $2.3 million. The changes were also offset by decreases in accounts receivable of $13.1 million and increases in accounts payable and accrued liabilities of $10.1 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds from the maturity of short-term investments of $123.4 million and $291.1 million in the six months ended June 30, 2022 and 2021, respectively. We also had purchases of property and equipment of $3.0 million and $6.9 million in the three months ended June 30, 2022 and 2021, respectively.

Cash Provided by (Used in) Financing Activities. Cash provided by (used in) financing activities consisted primarily of cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan, net of tax withholdings for net share settlement. In the six months ended June 30, 2022, we had tax withholdings of $8.1 million, offset by proceeds from issuance of common stock of $4.2 million. In the six months ended June 30, 2021, the net cash received from these activities was $1.2 million. Additionally, we paid $172.5 million to settle the principal for our 2021 Notes during that period.

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

In August 2020, we entered into a lease for approximately 35,411 square feet of manufacturing space to begin in April 2021 and to last through June 2031 at a facility in Costa Rica, under which we are obligated to pay approximately $3.9 million in lease payments over the term of the lease. We plan to use this facility to build-out certain manufacturing capabilities so that we can vertically integrate the assembly of IPGs, peripherals and various other manufacturing related activities.

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements. As of June 30, 2022, we had minimum annual purchase commitments of $0.7 million due in the remainder of 2022 and $17.6 million due each year from 2023 to 2025.

We have also entered into a service agreement for which we are committed to pay $2.5 million in each of the next two years over the remaining term of the service agreement, as well as a license agreement for which we are committed to pay $0.1 million over the remaining term of license agreement.

As of June 30, 2022, our contractual obligations related to the 2025 Notes are payments of interest of $2.6 million due for the remainder of 2022, payments of interest of $5.2 million due each year from 2023 through 2024, and payments of interest and principal totaling $192.4 million due in 2025.

Off-Balance Sheet Arrangements

Through June 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements within this report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A. Risk Factors

In addition to other information contained elsewhere in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report as filed on February 23, 2022, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	5/24/2019	3.1

3.3	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

3.4	Amendment to Amended and Restated Bylaws.	8-K	5/24/2019	3.2

4.1	Reference is made to Exhibits 3.1 to 3.3.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.5	Second Supplemental Indenture, dated April 6, 2020, by and between Nevro Corp. and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.6	Form of 2.75% Senior Convertible Note Due 2025 (included in Exhibit 4.6).	8-K	4/7/2020	4.3

4.7	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2020	4.6

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

NEVRO CORP.
(Registrant)

Date: August 3, 2022	/s/ D. KEITH GROSSMAN
D. Keith Grossman
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2022	/s/ RODERICK H. MACLEOD
Roderick H. MacLeod
Chief Financial Officer (Principal Financial and Accounting Officer)