Form 10-Q
period 2022-09-30
NEVRO CORP
filed 2022-11-02
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 25, 2022, there were 35,430,089 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$130,839	$34,710
Short-term investments	256,057	327,317
Accounts receivable, net of allowance for doubtful accounts of $1,222 and $1,385 at September 30, 2022 and December 31, 2021, respectively	69,572	70,475
Inventories	98,525	93,517
Prepaid expenses and other current assets	11,080	5,185
Total current assets	566,073	531,204
Property and equipment, net	21,173	20,664
Operating lease assets	14,497	17,577
Other assets	3,163	4,493
Restricted cash	606	606
Total assets	$605,512	$574,544
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$31,839	$31,999
Accrued liabilities	43,388	45,517
Other current liabilities	5,071	4,687
Total current liabilities	80,298	82,203
Long-term debt	186,559	151,310
Long-term operating lease liabilities	11,624	15,402
Other long-term liabilities	2,096	22,013
Total liabilities	280,577	270,928
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at September 30, 2022 and December 31, 2021; 36,107,515 and 35,709,570 shares issued at September 30, 2022 and December 31, 2021, respectively; 35,424,599 and 35,026,654 shares outstanding at September 30, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	917,946	928,138
Accumulated other comprehensive income (loss)	(5,041)	(364)
Accumulated deficit	(588,005)	(624,193)
Total stockholders’ equity	324,935	303,616
Total liabilities and stockholders’ equity	$605,512	$574,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$100,466	$93,205	$292,521	$284,145
Cost of revenue	31,164	28,575	91,393	87,235
Gross profit	69,302	64,630	201,128	196,910
Operating expenses
Research and development	14,030	11,553	39,118	34,956
Sales, general and administrative	78,190	79,521	241,488	226,673
Certain litigation charges (credits)	(105,000)	20,000	(105,000)	20,000
Total operating expenses	(12,780)	111,074	175,606	281,629
Income (Loss) from operations	82,082	(46,444)	25,522	(84,719)
Interest income	1,128	99	1,553	559
Interest expense	(1,608)	(3,688)	(4,819)	(15,939)
Other income (expense), net	391	30	844	(515)
Income (Loss) before income taxes	81,993	(50,003)	23,100	(100,614)
Provision for income taxes	485	72	907	612
Net income (loss)	81,508	(50,075)	22,193	(101,226)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(1,690)	(401)	(3,293)	(651)
Changes in unrealized gains on short-term investments, net	(102)	(8)	(1,384)	(127)
Net change in other comprehensive loss	(1,792)	(409)	(4,677)	(778)
Comprehensive income (loss)	$79,716	$(50,484)	$17,516	$(102,004)
Net income (loss) per common share
Basic	$2.30	$(1.44)	$0.63	$(2.91)
Diluted	$2.22	$(1.44)	$0.63	$(2.91)
Weighted average number of shares used to compute net income (loss) per share
Basic	35,402,086	34,878,443	35,265,193	34,774,423
Diluted	37,338,945	34,878,443	35,501,609	34,774,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three and nine months ended September 30, 2022

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	35,026,654	$35	$928,138	$(624,193)	$(364)	$303,616
Adjustments from adoption of ASU 2020-06	—	—	(48,340)	13,995	—	(34,345)
Exercise of common stock options	10,642	—	545	—	—	545
Issuance of common stock upon release of restricted stock units	263,412	—	—	—	—	—
Shares withheld for tax obligations	(107,257)	—	(7,298)	—	—	(7,298)
Stock based compensation	—	—	13,406	—	—	13,406
Net loss	—	—	—	(34,325)	—	(34,325)
Change in other comprehensive loss	—	—	—	—	(1,213)	(1,213)
Balances at March 31, 2022	35,193,451	35	886,451	(644,523)	(1,577)	240,386
Exercise of common stock options	5,100	—	230	—	—	230
Issuance of common stock upon release of restricted stock units	109,742	—	—	—	—	—
Shares withheld for tax obligations	(12,323)	—	(759)	—	—	(759)
Issuance of common stock under employee stock purchase plan	84,837	—	3,414	—	—	3,414
Stock based compensation	—	—	13,376	—	—	13,376
Net loss	—	—	—	(24,990)	—	(24,990)
Other comprehensive loss	—	—	—	—	(1,672)	(1,672)
Balances at June 30, 2022	35,380,807	35	902,712	(669,513)	(3,249)	229,985
Exercise of common stock options	8,749	—	366	—	—	366
Issuance of common stock upon release of restricted stock units	42,038	—	—	—	—	—
Shares withheld for tax obligations	(6,995)	—	(329)	—	—	(329)
Stock based compensation	—	—	15,197	—	—	15,197
Net income	—	—	—	81,508	—	81,508
Other comprehensive loss	—	—	—	—	(1,792)	(1,792)
Balances at September 30, 2022	35,424,599	$35	$917,946	$(588,005)	$(5,041)	$324,935

For the three and nine months ended September 30, 2021

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	34,583,064	$35	$880,660	$(492,833)	$598	$388,460
Exercise of common stock options	28,152	—	1,331	—	—	1,331
Issuance of common stock upon release of restricted stock units	99,389	—	—	—	—	—
Shares withheld for tax obligations	(17,886)	—	(2,801)	—	—	(2,801)
Stock based compensation	—	—	9,235	—	—	9,235
Net loss	—	—	—	(29,561)	—	(29,561)
Change in other comprehensive loss	—	—	—	—	(459)	(459)
Balances at March 31, 2021	34,692,719	35	888,425	(522,394)	139	366,205
Exercise of common stock options	5,998	—	305	—	—	305
Issuance of common stock upon release of restricted stock units	133,609	—	—	—	—	—
Shares withheld for tax obligations	(15,142)	—	(2,314)	—	—	(2,314)
Issuance of common stock under employee stock purchase plan	37,753	—	4,648	—	—	4,648
Issuance of common stock from conversion of convertible senior notes due 2021	682,912	1	(1)	—	—	—
Exercise of bond hedge for convertible senior notes due 2021	(682,916)	(1)	1	—	—	—
Stock based compensation	—	—	11,032	—	—	11,032
Net loss	—	—	—	(21,590)	—	(21,590)
Other comprehensive loss	—	—	—	—	90	90
Balances at June 30, 2021	34,854,933	35	902,096	(543,984)	229	358,376
Exercise of common stock options	1,773	—	51	—	—	51
Issuance of common stock upon release of restricted stock units	52,611	—	—	—	—	—
Shares withheld for tax obligations	(10,686)	—	(1,375)	—	—	(1,375)
Stock based compensation	—	—	12,634	—	—	12,634
Net loss	—	—	—	(50,075)	—	(50,075)
Other comprehensive loss	—	—	—	—	(409)	(409)
Balances at September 30, 2021	34,898,631	$35	$913,406	$(594,059)	$(180)	$319,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$22,193	$(101,226)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,658	3,470
Amortization of operating lease assets	3,080	2,806
Stock-based compensation expense	41,992	32,908
Amortization of premium (accretion of discount) on short-term investments	888	1,008
Provision for doubtful accounts	280	(1,222)
Write-down of inventory	3,638	3,707
Amortization of debt discount and issuance costs	905	10,759
Unrealized (gains) losses on foreign currency transactions	(1,737)	2,753
Changes in operating assets and liabilities
Accounts receivable	(964)	14,983
Inventories	(7,207)	(23,236)
Prepaid expenses and other current assets	(5,949)	(2,878)
Other assets	1,325	(416)
Accounts payable	(310)	17,896
Accrued liabilities	(1,000)	(4,718)
Other long-term liabilities	(23,694)	16,684
Net cash provided by (used in) operating activities	38,098	(26,722)
Cash flows from investing activities
Purchases of short-term investments	(188,063)	(354,614)
Proceeds from maturity of short-term investments	257,050	601,171
Purchases of property and equipment	(5,155)	(10,610)
Net cash provided by investing activities	63,832	235,947
Cash flows from financing activities
Repayment of convertible notes	—	(172,500)
Minimum tax withholding paid on behalf of employees for net share settlement	(8,386)	(6,491)
Proceeds from issuance of common stock to employees	4,555	6,334
Net cash used in financing activities	(3,831)	(172,657)
Effect of exchange rate changes on cash and cash equivalents	(1,970)	(280)
Net increase (decrease) in cash, cash equivalents and restricted cash	96,129	36,288
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	35,316	45,203
Cash, cash equivalents and restricted cash at end of period	$131,445	$81,491
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$533	$482

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements (the condensed consolidated financial statements) have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the Annual Report) filed with the Securities and Exchange Commission (SEC) on February 23, 2022. The condensed consolidated financial statements are prepared in U.S. dollars and include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021 and the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021. All such adjustments are of a normal and recurring nature. The interim financial data as of September 30, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future period.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net loss by the weighted average number of common shares and potentially dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. Potentially dilutive common stock equivalents include the common stock options, restricted stock units and performance stock units. Additionally, upon adoption of ASU 2020-06 on January 1, 2022, the Company uses the if-converted method and presumes share settlement for its 2025 Notes when calculating the dilutive effect of these notes. Prior to the adoption, the Company applied the treasury stock method when calculating the potential dilutive effect, if any, of the convertible senior notes which were intended to settle or have settled in cash the principal outstanding. Furthermore, in connection with the offerings of the convertible senior notes, the Company entered into convertible note hedges and warrants. However, the convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. Warrants were considered anti-dilutive to the extent that their strike price were above the Company's average share price during the period.

Certain Litigation Charges (Credits)

The Company records a liability for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required.

Payments received from litigation settlements are recorded as litigation credits. The Company records litigation charges (credits) considered to be significant infrequent transactions as Certain litigation charges (credits) in the consolidated statements of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net unrealized foreign currency gain (loss)	$1,026	$(745)	$2,249	$(2,861)
Net realized foreign currency gain (loss)	(585)	787	(1,296)	2,385

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

2. Revenue

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$86,130	$78,052	$248,393	$237,806
International	14,336	15,153	44,128	46,339
Total revenue	$100,466	$93,205	$292,521	$284,145

The United States is the only country that accounts for 10% or more of the revenue during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	86%	84%	85%	84%

There were no customers that accounted for 10% or more of the Company’s revenue for each of the three and nine months ended September 30, 2022 and 2021. Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of September 30, 2022 and December 31, 2021. For each of the three and nine months ended September 30, 2022, the Company recognized bad debt credits of $7,000 and expenses of $0.2 million, respectively. For the three and nine months ended September 30, 2021, the Company recognized bad debt expenses of $14,000 and $0.1 million, respectively.

In July 2021, the Company received FDA approval of its proprietary 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN). For the three and nine months ended September 30, 2022, PDN represented 13% and 11% of worldwide permanent implant procedures, respectively, which resulted in approximately $13.4 million and $30.4 million in revenue, respectively. The Company classifies PDN revenue by using estimates and assumptions based on historical experiences and knowledge of current conditions, given available information.

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

The weighted average lease terms and discounts rates are as follows:

	September 30, 2022	December 31, 2021
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	3.57 years	4.20 years
Weighted-average discount rate	7.0%	7.0%

As of September 30, 2022, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2022, remaining months	$1,478
2023	6,019
2024	6,201
2025	2,849
2026	405
Thereafter	1,978
Total lease payments	18,930
Less: Interest	(2,236)
Present value of lease liabilities	$16,694

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$1,342	$1,333	$4,027	$3,901

Supplemental balance sheet information are as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating Leases:
Operating lease assets	$14,497	$17,577

Other current liabilities	$5,070	$4,588
Long term operating lease liabilities	11,624	15,402
Total operating lease liabilities	$16,694	$19,990

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,478	$1,373	$4,242	$3,880

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

Balance as of September 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$109,642	$—	$—	$109,642
Agency bonds (ii)	—	120,314	—	120,314
Commercial paper (ii)	—	17,175	—	17,175
Treasury bonds (ii)	118,568	—	—	118,568
Total assets	$228,210	$137,489	$—	$365,699

Balance as of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$9,562	$—	$—	$9,562
Agency bonds (ii)	—	42,538	—	42,538
Commercial paper (ii)	—	61,884	—	61,884
Corporate notes (iii)	—	30,351	—	30,351
Treasury bonds (ii)	197,552	—	—	197,552
Total assets	$207,114	$134,773	$—	$341,887

(i)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)
Included in short-term investments on the condensed consolidated balance sheets.
(iii)
Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of September 30, 2022 and December 31, 2021, the fair value of the 2.75% convertible senior notes due 2025 was $179.3 million and $212.0 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7).

5. Balance Sheet Components

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $109.6 million and $9.6 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use. The Company also held cash in foreign banks of approximately $16.6 million at September 30, 2022 and $8.6 million at December 31, 2021 that was not insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$120,860	$11	$(557)	$120,314
Commercial paper	17,230	—	(55)	17,175
Treasury bonds	119,717	—	(1,149)	118,568
Total securities	$257,807	$11	$(1,761)	$256,057

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$42,546	$—	$(8)	$42,538
Commercial paper	61,886	2	(4)	61,884
Corporate notes	30,371	—	(20)	30,351
Treasury bonds	197,889	2	(339)	197,552
Total securities	$332,692	$4	$(371)	$332,325

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of September 30, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$228,000	$226,300
Amounts maturing after one year through five years	29,807	29,757
Total investment securities	$257,807	$256,057

Inventories (in thousands)

	September 30,	December 31,
	2022	2021
Raw materials	$47,869	$50,160
Finished goods	50,656	43,357
Total inventories	$98,525	$93,517

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

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write-down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive loss. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total write-downs of $1.4 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $3.6 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s estimation of the future demand for a particular component of the Company’s products may vary and may result in changes in estimates in any particular period.

Property and Equipment, Net (in thousands)

	September 30,	December 31,
	2022	2021
Laboratory and manufacturing equipment	$11,031	$8,722
Computer equipment and software	18,087	16,349
Furniture and fixtures	4,357	4,215
Leasehold improvements	10,589	10,316
Construction in process	4,417	3,717
Total	48,481	43,319
Less: Accumulated depreciation and amortization	(27,308)	(22,655)
Property and equipment, net	$21,173	$20,664

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Depreciation and amortization expense	$1,602	$1,220	$4,658	$3,470

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2022	2021
Accrued payroll and related expenses	$33,396	$30,957
Accrued professional fees	1,038	6,547
Accrued taxes	1,334	1,074
Accrued clinical and research expenses	195	305
Accrued interest	2,609	1,305
Accrued warranty	751	664
Accrued other	4,065	4,665
Total accrued liabilities	$43,388	$45,517

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	$636	$822	$664	$699
Provision for warranty	822	622	2,325	1,899
Utilization	(707)	(900)	(2,238)	(2,054)
Ending balance	$751	$544	$751	$544

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

The Company accrued a loss contingency of $20.0 million as of September 30, 2021 related to the Delaware I case described in the Legal Matters section below, which remained accrued as of December 31, 2021. In the third quarter of 2022, the Company reached an agreement with Boston Scientific (defined below) to settle their ongoing intellectual property litigations. Pursuant to the parties’ settlement, the Company received a payment from Boston Scientific of $85.0 million in cash, and Boston Scientific has released the $20.0 million verdict it was awarded by a Delaware jury in 2021. As a result, the Company reversed the liability related to the $20.0 million loss contingency that it accrued in the period ended September 30, 2021. There were no other contingent liabilities requiring accrual as of September 30, 2022 or December 31, 2021.

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

On August 1, 2022, the Company issued a press release and a Form 8-K relating to its agreement with Boston Scientific to settle their ongoing intellectual property litigations. Pursuant to the parties’ settlement, Nevro received a net payment from Boston Scientific of $85.0 million in cash, and Boston Scientific has released the $20.0 million verdict it was awarded by a Delaware jury on November 1, 2021 in the aforementioned Delaware I case. As a result of the release, Nevro reversed the liability related to the $20.0 million loss contingency that it accrued in the period ended September 30, 2021. In addition, Nevro granted Boston Scientific a worldwide, non-exclusive, non-transferable license to practice paresthesia-free therapy at frequencies below 1,500 Hz and a covenant not to sue for any features embodied in any current Boston Scientific products for frequencies below 1,500 Hz. Boston Scientific also granted Nevro a worldwide, non-exclusive, non-transferable license under Boston Scientific’s asserted patent families and a covenant not to sue for any features embodied in any current Nevro products.

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

Flathead Partners Litigation/Arbitration

On July 15, 2022, the Company filed a lawsuit in the U.S. District Court for the Northern District of California for breach of contract against Flathead Partners, LLC, the Mayo Foundation for Medical Education and Research, and Mayo Clinic Ventures (herein referred to as “Flathead Partners”). The Company’s suit alleged that Flathead Partners breached the 2006 license agreement between the Company and the Mayo Clinic (referred to in the Company’s 10-K filing as the “Mayo License”), when Flathead Partners unilaterally asserted control of pending U.S. Patent Application 16/286,389 (the “’389 Application”), which is subject to the Mayo License. The suit sought to enjoin the Flathead Partners from taking any action at the U.S. Patent Office with respect to the ‘389 Application, and to thereafter engage in an arbitration as called for in the Mayo License. On July 27, 2022, the Flathead Partners agreed to enter into an arbitration to determine which party shall have control of prosecution of the ‘389 Application, and whether there are ongoing royalty obligations under the Mayo License. Therefore, Nevro dismissed the lawsuit in the Northern District of California. The parties have since been engaged in an arbitration, the details of which are subject to the confidentiality provisions outlined in the Mayo License.

7. Debt

2021 Notes and Convertible Note Hedge and Warrant Transactions

On June 1, 2021, the Company's 1.75% convertible senior notes due 2021 (the 2021 Notes) matured and the Company settled the 2021 Notes. The Company paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. As such, the 2021 Notes are no longer outstanding. In addition, the Company exercised its option under the bond hedge and received 682,916 shares of common stock from the bank counterparties. On the balance sheet, these shares are shown as issued but not outstanding.

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

Each $1,000 principal amount of the 2025 Notes will initially be convertible into 9.5238 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $105.00 per share, subject to adjustment upon the occurrence of specified events. The 2025 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding October 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2025 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the three months ended September 30, 2022 , the conditions allowing holders of the 2025 Notes to convert have not been met. Therefore, the 2025 Notes are not convertible during the three months ended December 31, 2022. As of September 30, 2022, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.

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

The effective interest rate for the 2025 Notes was 3.5% in the three and nine months ended September 30, 2022 and 10.2% in the three and nine months ended September 30, 2021. The decrease in the effective interest rate is due to the elimination of interest expense related to the conversion feature of the 2025 Notes as a result of adopting ASU 2020-06.

See Note 1 for the cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2022 for the adoption of ASU 2020-06.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	September 30,	December 31,
	2022	2021
Principal	$189,750	$189,750
Unamortized discount	—	(35,079)
Unamortized issuance cost	(3,191)	(3,361)
Net carrying amount	$186,559	$151,310

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

	September 30,	December 31,
	2022	2021
Debt discount related to value of conversion option	$—	$49,947
Debt issuance cost	—	(1,607)
Net carrying amount	$—	$48,340

The following table sets forth the interest expense recognized related to the 2021 Notes and the 2025 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Contractual interest expense	$1,305	$1,305	$3,914	$5,180
Amortization of debt discount	—	2,209	—	9,709
Amortization of debt issuance costs	303	174	904	1,048
Total interest expense	$1,608	$3,688	$4,818	$15,937

The debt discount associated with the equity component of the 2025 Notes was reversed upon the adoption of ASU 2020-06, which resulted in a decrease in the amount of non-cash interest expense to be recognized after the adoption date of January 1, 2022.

8. Basic and Diluted Net Income (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. Upon adoption of ASU 2020-06 on January 1, 2022, the Company uses the if-converted method and presumes share settlement for its 2025 Notes when calculating the dilutive effect of these notes. Prior to the adoption, the Company applied the treasury stock method when calculating the potential dilutive effect, if any, of the convertible senior notes which were intended to settle or have settled in cash the principal outstanding. Furthermore, in connection with the offerings of the convertible senior notes, the Company entered into convertible note hedges and warrants. However, the convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. Warrants were considered anti-dilutive to the extent that their strike price were above the Company's average share price during the period.

The following table presents the reconciliation of net income (loss) used in computing basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss) used in basic net income (loss) per common share	$81,508	$(50,075)	$22,193	$(101,226)
Plus: Assumed conversions of dilutive convertible notes	1,305	—	—	—
Net income (loss) used in diluted net income (loss) per common share	$82,813	$(50,075)	$22,193	$(101,226)

The following table presents the reconciliation of weighted average shares used in computing basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average shares used to compute basic net income (loss) per share	35,402,086	34,878,443	35,265,193	34,774,423
Plus effect of dilutive securities:
Stock-based awards from employee equity plans	129,718	—	236,416	—
Convertible senior notes	1,807,141	—	—	—
Weighted average shares used to compute diluted net income (loss) per share	37,338,945	34,878,443	35,501,609	34,774,423

The following table presents the net income (loss) per common share - basic and diluted:

	Three Months Ended		Nine Months Ended September 30,
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss) per common share:
Basic	$2.30	$(1.44)	$0.63	$(2.91)
Diluted	$2.22	$(1.44)	$0.63	$(2.91)

Because the Company has reported a net loss for the three and nine months ended September 30, 2021, the diluted net loss per common share is the same as basic net loss per common share for those periods. The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based awards from employee equity plans	—	843,165	—	995,336
Convertible senior notes	—	49,876	1,807,141	827,553
Warrants related to the issuance of convertible senior notes	—	49,404	—	352,634
Total	—	942,445	1,807,141	2,175,523

9. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. The Company recorded an expense for matching contributions of $0.4 million and $3.3 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $2.8 million for the three and nine months ended September 30, 2021, respectively.

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

There were zero and 84,837 shares of common stock issued under the ESPP for each of the three and nine months ended September 30, 2022, respectively and zero and 37,753 shares of common stock issued under the ESPP for the three and nine months ended September 30, 2021, respectively. Shares available for future purchase under the ESPP were 1,482,677 at September 30, 2022.

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

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our 10 kHz Therapy over traditional SCS. The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. We have experienced significant revenue growth in the United States since commercial launch. Senza is currently reimbursed by all of the major insurance providers. In early 2017, we commenced a controlled commercial launch of our family of surgical leads, marketed as the Surpass surgical lead, and in April 2020 received FDA approval for our reduced-size Surpass-C surgical lead. In January 2018, we received FDA approval of our next generation Senza II SCS system. In the fourth quarter of 2019, we received FDA approval of our next generation product platform, Senza Omnia, which we launched in the United States in the fourth quarter of 2019. Additionally, we received approval to commercially launch Senza Omnia in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approval for our first Senza Omnia upgrade, Omnia™ Powered by HFX Connect™, and our next generation trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. This approval is specific to our unique 10 kHz stimulation, and the Senza system was the first spinal cord stimulation system approved by the FDA with a specific indication to treat certain forms of pain associated with PDN. We received expanded labeling in NSBP in January 2022. In October 2022, we received FDA approval of our latest generation SCS system, Senza HFX iQ™. We plan to initiate a limited release of Senza HFX iQ in the United States in the fourth quarter of 2022, with a broad U.S. market launch planned for early 2023. In addition to the U.S. approval for HFX iQ, Nevro has submitted for approval in Europe.

The tables below set forth our revenue from U.S. and international sales the past ten quarters on a quarterly basis and total revenue for each of the past five full fiscal years.

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022
Revenue from:	(in millions)
U.S. sales	$75.3	$51.0	$90.9	$94.6	$74.7	$85.0	$78.1	$88.4	$73.2	$89.0	$86.1
International sales	12.2	5.4	17.5	15.1	13.9	17.3	15.2	14.3	14.6	15.2	14.3
Total sales revenue	$87.5	$56.4	$108.5	$109.7	$88.6	$102.3	$93.2	$102.8	$87.8	$104.2	$100.5

	2017	2018	2019	2020	2021	Nine Months Ended September 30, 2022
Revenue from:	(in millions)
U.S. sales	$263.5	$321.8	$326.0	$311.9	$326.2	$248.4
International sales	63.2	65.5	64.3	50.2	60.7	44.1
Total sales revenue	$326.7	$387.3	$390.3	$362.0	$386.9	$292.5

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of September 30, 2022 was $588.0 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10 kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, including a sales organization that targets physician specialties involved in PDN treatment decisions, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

We rely on third-party suppliers for a significant number of the components of our Senza products, and currently for the assembly of these systems. Several of these suppliers are currently single-source suppliers. We have entered into and/or amended several supply agreements in an effort to reinforce our supply chain. We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers makes us vulnerable to supply shortage problems and exposes us to greater lead times, increasing our risk of inventory obsolescence. In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of implantable pulse generators (IPGs), peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins. We plan on conducting these manufacturing activities in a facility in Costa Rica, for which our lease began in April 2021. The integration process was completed in mid-2022, and we received approval from the FDA for the manufacture of our Senza system in the Costa Rica facility in October 2022. Even with this integration process completed, we expect that we will continue to rely on third-party manufacturers as we ramp our factory and in order to provide key components to support the assembly process. We have incurred and may continue to incur significant capital expenditures and implementation costs to initiate the manufacturing activities in our Costa Rica facility.

COVID-19 Pandemic

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. The COVID-19 outbreak has negatively impacted, and continues to negatively impact our operations and revenues and overall financial condition as demand for elective procedures remains unpredictable and the number of Senza trials and permanent system implant procedures has not recovered to pre-pandemic levels. The magnitude of the risks and uncertainties related to the pandemic are unpredictable and could be further aggravated by the spread of new variants of the COVID-19 virus such as the Omicron variant, as well as any variants thereof, which may be more contagious and/or virulent. During the initial stages of the pandemic, the number of Senza systems procedures performed, similar to other elective surgical procedures, decreased significantly as health care organizations globally prioritized the treatment of patients with COVID-19. For example, in the United States in the first half of 2020 and more recently in connection with the spread of the Omicron variants, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic. Throughout 2021, the COVID-19 pandemic negatively impacted the global SCS therapy market, which we estimate decreased by approximately 5% to 10%. These challenges may arise again at any time throughout the duration of the pandemic, which is uncertain, and could reduce our revenue while the pandemic continues.

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

Further, numerous state, local and foreign jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19 and its variant strains, which continue to spread and impact the United States and other countries. For example, multiple times in 2020, the governor of California, where our headquarters are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers for training and case support; delays in approvals or certifications by regulatory authorities and notified bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our Senza systems. For instance, in the EU, notified bodies must be officially designated to certify products and services in accordance with the Medical Devices Regulation (EU) No 2017/745 (the EU Medical Devices Regulation). While several notified bodies have been designated, the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation as a consequence of which review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA. In addition, even after the lift of “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19, we continue to experience disruptions to our business as a result of patients and customers continuing to be cautious in restarting elective procedures in light of the continued risk posed by the virus.

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

In January 2022, we received FDA approval for expanded labeling for our Senza® SCS System for the management of NSBP. This approval is specific to our proprietary 10 kHz Therapy and we believe differentiates the Senza System as the only SCS system with specific labeling to treat NSBP patients. Our success in the NSBP market will be dependent on, among other factors, the perceived efficacy of our therapy for NSBP patients, our ability to support continued market penetration and market access initiatives to further expand payer coverage of this procedure.

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

During the second quarter of 2022, a number of coverage updates among BCBS insurers were made to explicitly cover PDN, including BCBS Idaho (effective April 28, 2022); BCBS Hawaii - Hawaii Medical Service Association (effective May 27, 2022); and BCBS Alabama (effective May 29, 2022).

During the third quarter of 2022, a number of coverage updates were made by insurers to explicitly cover PDN. Combined, these updates represent approximately 43.5 million commercially-insured covered lives, with approximately 54% of the addressable US PDN population now covered under a formal policy for PDN:

•
Effective July 1, 2022, Premera Blue Cross, the largest health plan in the Pacific Northwest (Washington and Alaska) representing approximately 2.5 million covered lives, updated its policy to specifically cover PDN.
•
Effective August 1, 2022, Health Care Services Corporation (HCSC) updated its SCS policy to explicitly cover PDN. HCSC is an independent licensee of Blue Cross Blue Shield and the parent company of BCBS Texas, Illinois, Oklahoma, New Mexico, and Montana, representing over 16 million covered lives.
•
Effective August 29, 2022, Aetna updated is SCS policy to explicitly cover PDN. Aetna is one of the largest health plans in the United States covering approximately 22 million commercial lives.

•
Effective October 1, 2022, BCBS Massachusetts has updated their medical policy to explicitly cover PDN. BCBS Massachusetts represents approximately 2.3 million covered lives.
•
Effective October 1, 2022, Capital Blue, a health plan in Pennsylvania, updated their medical policy to explicitly cover PDN. Capital Blue represents approximately 700,000 covered lives.

During the third quarter of 2022, Novitas and First Coast, the Medicare Administrative Contractors (MACs) that represent Arkansas, Colorado, Delaware, Florida, Louisiana, Maryland, Mississippi, New Jersey, New Mexico, Oklahoma, Pennsylvania and Texas, published draft Local Coverage Determinations (LCDs) titled, “Nerve Stimulators for Chronic Intractable Pain”, which propose updated coverage criteria for SCS devices with an explicit FDA approval to treat PDN that would include PDN refractory to conventional medical management. The MACs' review of these proposed LCDs is ongoing, and they remain subject to change. Potential finalization dates have not yet been announced. If finalized as proposed, these LCDs would mean that Medicare patients in all 50 states would be eligible for coverage for PDN and would add approximately 17 million covered Medicare lives.

Effective December 1, 2022, UnitedHealthcare updated to its SCS medical coverage policy and added language to indicate SCS devices are not covered for treating chronic intractable back pain without prior spine surgery (NSBP). All other elements of their SCS coverage policy remained as they were before, including their recent decision in January 2022 to cover the use of SCS for PDN.

With respect to both PDN and NSBP, there are many payors that have not yet updated their policies to expressly cover SCS procedures, including in the case of PDN, Cigna and Anthem Blue Cross Blue Shield. A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

We are working to expand payor coverage to include the use of our 10 kHz Therapy for the management of PDN and NSBP. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful.

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. Further, the manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $3.6 million for the nine months ended September 30, 2022 and $2.5 million for the year ended December 31, 2021. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete, as was the case in the year ended December 31, 2021, when we recorded a charge of $1.8 million.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to help our commercialization efforts around and to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017. Most recently, we launched our next generation product platform, Senza Omnia, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approvals for our first Senza Omnia upgrade and a new trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. In January 2022, we received regulatory approval for expanded labeling to include NSBP. In October 2022, we received FDA approval of our latest generation SCS system, HFX iQ™, which we launched on a limited basis in the United States in the fourth quarter of 2022. We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and next generation IPGs. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of the 10 kHz Therapy through clinical data are all critical to increasing the adoption of this therapy. We initiated two randomized controlled trials in 2018, SENZA-PDN and SENZA-NSRBP, which evaluate the 10 kHz Therapy for the treatment of PDN and NSBP, respectively.

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

Significant Investment in U.S. Sales Organization

In 2021, we established a sales organization to support the launch of our PDN indication in the United States. This sales organization targets physician specialties involved in PDN treatment decisions, including primary care physicians, endocrinologists, internal medicine and podiatrists, to create awareness of 10 kHz Therapy to treat PDN patients. We are continuing to make investments in building our U.S. commercial infrastructure and recruiting and training our U.S. sales force. This is a lengthy process that requires recruiting appropriate sales representatives, establishing and, on occasion, refining a commercial infrastructure in the United States and training our sales representatives. Following initial training for Senza, our sales representatives typically require lead time in the field to grow their network of accounts and produce sales results. Successfully recruiting and training a sufficient number of productive sales representatives has been required to achieve growth at the rate we expect.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements. We adopted ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), on January 1, 2022.

There have been no other significant or material changes in our critical accounting policies during the three months ended September 30, 2022 to the items we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Certain litigation charges (credits). We record a liability for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required. Payments received from litigation settlements are recorded as litigation credits. We record litigation charges (credits) that we consider to be significant infrequent transactions as Certain litigation charges (credits) in our consolidated statements of operations. All other legal expenses are recorded within SG&A expense.

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,
	2022	2021	Change
(in thousands)
Revenue	$100,466	$93,205	$7,261
Cost of revenue	31,164	28,575	2,589
Gross profit	$69,302	$64,630	$4,672
Gross margin	69%	69%	0%

Revenue. Revenue increased to $100.5 million in the three months ended September 30, 2022 from $93.2 million in the three months ended September 30, 2021, an increase of $7.3 million, or 8%. Revenue in the United States was $86.1 million in the three months ended September 30, 2022, a 10% increase from $78.1 million in the three months ended September 30, 2021. Our trial and permanent implant volumes in the United States increased from prior year. International revenue was $14.3 million in the three months ended September 30, 2022, compared to $15.2 million in the three months ended September 30, 2021. International revenue continued to be impacted by COVID-related issues and adverse currency exchange conditions. For the three months ended September 30, 2022, PDN represented 13% of worldwide permanent implant procedures, which resulted in approximately $13.4 million in revenue.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $31.2 million in the three months ended September 30, 2022 from $28.6 million in the three months ended September 30, 2021, an increase of $2.6 million, or 9%. This increase was primarily due to an increase of $1.5 million in the costs of manufactured components and $0.8 million related to costs associated with the manufacturing facility in Costa Rica. Gross profit increased to $69.3 million in the three months ended September 30, 2022 from $64.6 million in the three months ended September 30, 2021, an increase of $4.7 million, or 7%. Gross profit as a percentage of revenue, or gross margin, was flat at 69% for each of the three months ended September 30, 2022 and 2021.

Operating Expenses

	Three Months Ended September 30,
	2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$14,030	14%	$11,553	12%	$2,477
Sales, general and administrative	78,190	78%	79,521	85%	(1,331)
Certain litigation charges	(105,000)	(105)%	20,000	21%	(125,000)
Total operating expenses	$(12,780)	(13)%	$111,074	119%	$(123,854)

Research and Development Expense. R&D expenses increased to $14.0 million in the three months ended September 30, 2022 from $11.6 million in the three months ended September 30, 2021, an increase of $2.5 million, or 21%. The increase was primarily due to a $2.8 million increase in personnel costs, partially offset by a $0.6 million decrease in outside research and development project costs.

Sales, General and Administrative Expense. SG&A expenses decreased to $78.2 million in the three months ended September 30, 2022 from $79.5 million in the three months ended September 30, 2021, a decrease of $1.3 million, or 2%. The decrease was primarily due to a $5.2 million in general and IP legal expenses, $2.4 million decrease in marketing initiative spend and a $2.0 million decrease in meeting and conference costs. This was partially offset by a $6.6 million increase in personnel costs, $1.2 million increase in travel and entertainment and $0.5 million increase in software license costs.

Certain Litigation Charges (Credits). On August 1, 2022, we announced that we had reached an agreement with Boston Scientific to settle our ongoing intellectual property litigations. Pursuant to the parties’ settlement, we received a payment from Boston Scientific of $85.0 million, and Boston Scientific released the $20.0 million verdict it was awarded by a Delaware jury on November 1, 2021, which we accrued and expensed in the three months ended September 30, 2021. As a result of the settlement agreement in August 2022, we recorded the $85.0 million and the $20.0 million release of the jury award as a credit to certain litigation charges (credits) in the three months ended September 30, 2022.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended September 30,
	2022	2021	Change
(in thousands)
Interest income	$1,128	$99	$1,029
Interest expense	(1,608)	(3,688)	2,080
Other income (expense), net	391	30	361
Provision for income taxes	485	72	413

Interest Income. Interest income increased to $1.1 million in the three months ended September 30, 2022 from $0.1 million in the three months ended September 30, 2021, primarily due to a higher average investment return rates during the three months ended September 30, 2022.

Interest Expense. Interest expense decreased to $1.6 million in the three months ended September 30, 2022 from $3.7 million in the three months ended September 30, 2021. With the adoption of ASU 2020-06 in January 2022, interest expense due to the amortization of debt discounts is reduced as a result of accounting for the 2025 Notes as a single liability measured at its amortized cost.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $0.5 million in the three months ended September 30, 2022 and a gain of $42,000 in the three months ended September 30, 2021.

Provision for Income Taxes. Income tax expense was $0.5 million in the three months ended September 30, 2022 and $0.1 million in the three months ended September 30, 2021. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Comparison of the nine months ended September 30, 2022 and 2021

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2022	2021	Change
(in thousands)
Revenue	$292,521	$284,145	$8,376
Cost of revenue	91,393	87,235	4,158
Gross profit	$201,128	$196,910	$4,218
Gross margin	69%	69%	0%

Revenue. Revenue increased to $292.5 million in the nine months ended September 30, 2022 from $284.1 million in the nine months ended September 30, 2021, an increase of $8.4 million, or 3%. Revenue in the United States was $248.4 million in the nine months ended September 30, 2022, a 4% increase from $237.8 million in the nine months ended September 30, 2021. International revenue was $44.1 million in the nine months ended September 30, 2022, compared to $46.3 million in the nine months ended September 30, 2021. Overall, our trial and permanent implant volumes in the United States increased from prior year, although they continue to be negatively impacted by lingering COVID-related issues such as facility staffing and capacity issues. For the nine months ended September 30, 2022, PDN represented 11% of worldwide permanent implant procedures, which resulted in approximately $30.4 million in revenue.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $91.4 million in the nine months ended September 30, 2022 from $87.2 million in the nine months ended September 30, 2021, an increase of $4.2 million, or 5%. This increase was primarily due to an increase of $2.8 million in the costs of manufactured product components and $2.5 million related to costs associated with initiating the manufacturing facility in Costa Rica, which were offset by a change in overhead credits of $1.4 million. Gross profit increased to $201.1 million in the nine months ended September 30, 2022 from $196.9 million in the nine months ended September 30, 2021, an increase of $4.2 million. Gross profit as a percentage of revenue, or gross margin, was flat at 69% for each of the nine months ended September 30, 2022 and 2021.

Operating Expenses

	Nine Months Ended September 30,
	2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$39,118	13%	$34,956	12%	$4,162
Sales, general and administrative	241,488	83%	226,673	80%	14,815
Certain litigation charges	(105,000)	(36)%	20,000	7%	(125,000)
Total operating expenses	$175,606	60%	$281,629	99%	$(106,023)

Research and Development Expense. R&D expenses increased to $39.1 million in the nine months ended September 30, 2022 from $35.0 million in the nine months ended September 30, 2021, an increase of $4.2 million, or 12%. The increase was primarily due to $6.2 million in personnel costs and $0.6 million in shared service allocations. These increases were partially offset by a decrease of $2.0 million in research and development project costs, and $1.1 million decrease in clinical trial and regulatory costs.

Sales, General and Administrative Expense. SG&A expenses increased to $241.5 million in the nine months ended September 30, 2022 from $226.7 million in the nine months ended September 30, 2021, an increase of $14.8 million, or 7%. The increase was primarily due to $22.0 million in personnel related costs, $4.1 million in travel and entertainment spend, $1.1 million conferences and meetings and $1.8 million in software licenses. These increases were partially offset by decreases of $9.5 million in legal spend primarily related to IP litigation excluding the certain litigation charges noted below, $4.3 million in marketing initiatives and $1.2 million in shared service allocations.

Certain Litigation Charges (Credits). On August 1, 2022, we announced that we had reached an agreement with Boston Scientific to settle our ongoing intellectual property litigations. Pursuant to the parties’ settlement, we received a payment from Boston Scientific of $85.0 million, and Boston Scientific released the $20.0 million verdict it was awarded by a Delaware jury on November 1, 2021, which we accrued and expensed in the three months ended September 30, 2021. As a result of the settlement agreement in August 2022, we recorded the $85.0 million and the $20.0 million release of the jury award as a credit to certain litigation charges in the three months ended September 30, 2022.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Nine Months Ended September 30,
	2022	2021	Change
(in thousands)
Interest income	$1,553	$559	$994
Interest expense	(4,819)	(15,939)	11,120
Other income (expense), net	844	(515)	1,359
Provision for income taxes	907	612	295

Interest Income. Interest income increased to $1.6 million in the nine months ended September 30, 2022 from $0.6 million in the nine months ended September 30, 2021 primarily due to a higher average investment return rates during the nine months ended September 30, 2022.

Interest Expense. Interest expense decreased to $4.8 million in the nine months ended September 30, 2022 from $15.9 million in the nine months ended September 30, 2021, a decrease of $11.1 million. The nine months ended September 30, 2021 included $5.0 million of interest expense and amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes, which were settled in June 2021, and are no longer outstanding in 2022. Additionally, with the adoption of ASU 2020-06, interest expense due to the amortization of debt discount is reduced by $6.1 million as a result of accounting for the 2025 Notes as a single liability measured at its amortized cost.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $0.9 million in the nine months ended September 30, 2022 and a loss of $0.5 million in the nine months ended September 30, 2021.

Provision for Income Taxes. Income tax expense was $0.9 million in the nine months ended September 30, 2022 and $0.6 million in the nine months ended September 30, 2021. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of the 2021 Notes. In April 2020, we completed a concurrent underwritten public offering of common stock and the 2025 Notes. Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $386.9 million. Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months

We expect to incur continued expenditures in the future in support of our commercial infrastructure and sales force. In addition, we intend to continue to make investments in the further development of our Senza product platform and 10 kHz Therapy for the treatment of other chronic pain conditions, including ongoing R&D programs and conducting clinical studies. Further, we expect to expend significant cash resources pursuing and defending our ongoing intellectual property lawsuits. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

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

Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our 10 kHz Therapy and our Senza product platform for the treatment of chronic pain conditions. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We face significant competition in the United States and internationally, which we believe will intensify as we continue to commercialize in the United States. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each have approved and certified neuromodulation systems in at least the United States, Europe and Australia and have been established for several more years than us. In addition to these major competitors, we may also face competition from other emerging competitors and smaller companies with active neuromodulation system development programs that may emerge in the future.

If we are unable to raise, or have access, to sufficient funds when needed, we may be required to delay, reduce, or terminate some or all of our commercial development plans.

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2022	2021
(in thousands)
Net cash provided by (used in)
Operating activities	$38,098	$(26,722)
Investing activities	63,832	235,947
Financing activities	(3,831)	(172,657)
Effect of exchange rate on cash flows	(1,970)	(280)
Net decrease in cash, cash equivalents and restricted cash	$96,129	$36,288

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $38.1 million in the nine months ended September 30, 2022, compared to net cash used in operations of $26.7 million in the nine months ended September 30, 2021. In the nine months ended September 30, 2022, net cash provided by operating activities was primarily a result of the net income recorded during the period of $22.2 million, adjusted for the recording of non-cash stock-based compensation expense of $42.0 million, depreciation and amortization of $4.7 million, inventory impairment of $3.6 million and amortization of operating lease assets of $3.1 million. These changes were partially offset by decreases in long-term liabilities of $23.7 million as well as increases in inventory of $7.2 million and prepaid and other current assets of $5.9 million. In the nine months ended September 30, 2021, net cash used in operating activities was primarily a result of the net losses recorded during the period of $101.2 million, as well as increases in inventory of $23.2 million and increases in prepaids and other assets of $3.3 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $32.9 million, non-cash interest expense of $10.8 million, inventory write-down of $3.7 million, depreciation and amortization of $3.5 million and amortization of operating lease assets of $2.8 million. The changes were also offset by increases in other long term liabilities of $16.7 million, decreases in accounts receivable of $15.0 million and increases in accounts payable and accrued liabilities of $13.2 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds from the maturity of short-term investments of $69.0 million and $246.6 million in the nine months ended September 30, 2022 and 2021, respectively. We also had purchases of property and equipment of $5.2 million and $10.6 million in the nine months ended September 30, 2022 and 2021, respectively.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities consisted primarily of tax withholdings for net share settlement, net of cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan. In the nine months ended September 30, 2022, we had tax withholdings of $8.4 million, offset by proceeds from issuance of common stock of $4.6 million. In the nine months ended September 30, 2021, we had tax withholdings of $6.5 million, offset by proceeds from issuance of common stock of $6.3 million. Additionally, we paid $172.5 million to settle the principal for our 2021 Notes during that period.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements. As of September 30, 2022, we had minimum annual purchase commitments of $17.6 million due each year from 2023 to 2025.

We have also entered into a service agreement for which we are committed to pay $2.5 million in each of the next two years over the remaining term of the service agreement, as well as a license agreement for which we are committed to pay $0.1 million over the remaining term of license agreement.

As of September 30, 2022, our contractual obligations related to the 2025 Notes are payments of interest of $2.6 million due for the remainder of 2022, payments of interest of $5.2 million due each year from 2023 through 2024, and payments of interest and principal totaling $192.4 million due in 2025.

Off-Balance Sheet Arrangements

Through September 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements within this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to other market risks related to fluctuation in interest rates, market prices and foreign currency exchange have not changed materially since December 31, 2021. For quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A. Risk Factors

In addition to other information contained elsewhere in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report as filed on February 23, 2022, which could materially affect our business, financial condition or future results. There have been no material changes to our risk factors since our Annual Report.

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

NEVRO CORP.
(Registrant)

Date: November 2, 2022	/s/ D. KEITH GROSSMAN
D. Keith Grossman
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2022	/s/ RODERICK H. MACLEOD
Roderick H. MacLeod
Chief Financial Officer (Principal Financial and Accounting Officer)