Form 10-K
period 2022-12-31
NEVRO CORP
filed 2023-02-21
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-36715

NEVRO CORP.

(Exact name of registrant as specified in its charter)

Delaware	56-2568057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Bridge Parkway

Redwood City, California 94065

(Address of principal executive offices) (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,521 million based on the closing sale price for the registrant’s common stock on The New York Stock Exchange on that date of $43.83 per share.

As of February 8, 2023, there were 35,535,183 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2022.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	San Jose, California

NEVRO CORP.

PART I

ITEM 1. BUSINESS

Overview

We are a global medical device company focused on delivering comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in chronic pain treatment. We have developed and commercialized our HFX™ spinal cord stimulation (SCS) platform, which includes the Senza® SCS system, an evidence-based neuromodulation system for the treatment of chronic pain, with the Senza® HFX iQ™ platform being our latest addition to the Senza family of products. Our HFX solution is approved to deliver a versatile range of waveforms, including our proprietary, paresthesia-free 10 kHz Therapy and was demonstrated in our SENZA randomized controlled trial (RCT) to be superior to traditional SCS therapy, with 10 kHz Therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy. In addition to the original approval of our therapy in back and leg pain, we received approval of unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) in July 2021 in the United States and we received expanded labeling in non-surgical back pain (NSBP) in January 2022 in the United States. Our SENZA-RCT study, along with our SENZA-PDN clinical study, SENZA-NSRBP clinical study and European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.3 billion global SCS market by treating patients with debilitating chronic pain, including back and leg pain, NSBP and PDN.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our 10 kHz Therapy over traditional SCS. The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. Senza is currently reimbursed by all of the major insurance providers. The following table represents the approvals and certifications for the major products and enhancements we have received since our commercial launch.

Product	Jurisdiction	Approval Timing
Senza II SCS System	U.S.A. European Union Australia	January 2018 November 2017 September 2018
Senza Omnia SCS System	U.S.A. European Union Australia	July 2019 June 2020 July 2020
Senza Omnia upgrade, Omnia™ Powered by HFX Connect™	U.S.A. Australia	February 2021
PDN Indication Approval	U.S.A.	July 2021

Product	Jurisdiction	Approval Timing
NSBP Approval	U.S.A.	January 2022
Senza HFX iQ System	U.S.A.	October 2022
Surpass Surgical Lead	U.S.A.	April 2017
Reduced-size Surpass-C Surgical Lead	U.S.A.	April 2020

The tables below set forth our revenue from U.S. and international sales the past three years on a quarterly basis and total revenue for each of the past five years.

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022
Revenue from:	(in millions)
U.S. sales	$75.3	$51.0	$90.9	$94.6	$74.7	$85.0	$78.1	$88.4	$73.2	$89.0	$86.1	$99.8
International sales	12.2	5.4	17.5	15.1	13.9	17.3	15.2	14.3	14.6	15.2	14.3	14.1
Total revenue	$87.5	$56.4	$108.5	$109.7	$88.6	$102.3	$93.2	$102.8	$87.8	$104.2	$100.5	$113.8

	2018	2019	2020	2021	2022
Revenue from:	(in millions)
U.S. sales	$321.8	$326.0	$311.9	$326.2	$348.2
International sales	65.5	64.3	50.2	60.7	58.2
Total revenue	$387.3	$390.3	$362.0	$386.9	$406.4

The 2022 global market for SCS therapy was estimated to be approximately $2.3 billion. Throughout 2022, the lingering impact of the COVID-19 pandemic and its associated and resulting challenges, including healthcare facility staffing shortages and macroeconomic pressures, continued to negatively impact the global SCS therapy market. We believe, however, that the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to continue to capitalize on the addressable trunk and limb chronic pain market, which is estimated to be approximately 14% penetrated in the United States, as well as expand the SCS market by treating other pain-related indications, such as PDN and NSBP, among others. The United States represents approximately 80% of this global market due in part to governmental reimbursement restraints in international markets. We believe that due to factors such as an aging population, an increasing number of failed back surgeries and an increasing prevalence of diabetes, there is continuing opportunity for an SCS therapy that effectively treats back pain to increase the size of the existing SCS market over time.

We believe that we will continue to both take share of and expand the SCS therapy market due to the unique benefits of 10 kHz Therapy, as well as the broad therapy versatility of our HFX product platform. 10 kHz Therapy is paresthesia-free therapy and has demonstrated superior efficacy when compared to traditional SCS therapies. Traditional SCS therapy generates paresthesia, a sensation typically experienced as tingling, numbness and buzzing, which overlaps the pain area. Paresthesia is often considered unpleasant or uncomfortable. Compared to traditional SCS therapy, which typically operates at 50 Hz to 60 Hz, 10 kHz Therapy delivers spinal cord stimulation at a lower amplitude and a higher frequency waveform of 10,000 Hz. In addition, 10 kHz Therapy relies on consistent anatomical placement of the stimulation leads across patients, thus reducing procedure variability relative to traditional SCS therapy which requires individualized lead placement to properly map paresthesia coverage. We believe the ability of 10 kHz Therapy to deliver pain relief without paresthesia provides a substantial benefit over traditional SCS therapy to patients and physicians. However, despite its shortcomings traditional SCS therapy has a long track record of safety and, together with our product platform, can be made available to the subgroup of patients who do not receive adequate relief with 10 kHz Therapy alone.

We believe the clinical results from our SENZA-RCT, SENZA-PDN and SENZA-NSRBP studies, along with our European studies, position us with superior and compelling efficacy data. The following charts provide a summary of 10 kHz Therapy in both pain reduction and responder rates for these various indications.

(1) Kapural L, Yu C, Doust MW, et al. Novel 10-kHz High-frequency Therapy (HF10 Therapy) Is Superior to Traditional Low-frequency Spinal Cord Stimulation for the Treatment of Chronic Back and Leg Pain; The SENZA-RCT Randomized Controlled Trial, Anesthesiology. 2015;123(4);851-860. (2) Strauss, T, et al. A multicenter real-world view of 10kHz SCS outcomes for treatment of chronic trunk and/or limb pain. Annals of Clinical and Translational Neurology, Jan. 22, 2019. *Mean time from implant to last visit is nine months. (3) Kapural L, MD, PhD, et al. Spinal cord Stimulation at 10 kHz for Non-Surgical Refractory Back Pain: Multicenter RCT Primary Endpoint Results.American Society of Interventional Pain Physicians Annual Meeting, New Orleans, June 26, 2021. Note: Responder proportions were compared between groups with the Fishers Exact Test (4) Kapural L, MD, PhD, et al. Spinal Cord Stimulation at 10kHz for Non-Surgical Refractory Back Pain: Multicenter RCT Primary Endpoint Results. North American Neuromodulation Society Annual Meeting, Orlando, January 2022. (5) Kapural L, MD, PhD, et al. Long term Outcomes with 10kHz Spinal Cord Stimulation for treating Non-Surgical Refractory Back Pain: 18-month Results from Multicenter RCT, American Society of Pain and Neuroscience (ASPN) Annual Conference; July 14-17, 2022; Miami, FL. (6) Petersen E, et al. Effect of High-frequency (10-kHz) Spinal Cord Stimulation in Patients With Painful Diabetic Neuropathy A Randomized Clinical Trial. JAMA Neurology, April 2021. (7) Petersen E, et al. Durability of high-frequency 10 kHz spinal cord stimulation for patients with painful diabetic neuropathy refractory to conventional treatments. Diabetes Care, November 2021. (8) Petersen E, et al. Treatment of Painful Diabetic Neuropathy (PDN): High-Frequency (10 kHz) Spinal Cord Stimulation (SCS) Provides Significant, Durable Pain Relief for PDN Patients. PAINWeek Conference 2022, Las Vegas, Nevada.

We believe we have built competitive advantages through our proprietary technology, clinical evidence base, strong track record of execution with over 100,000 patients implanted globally with Senza systems, extensive intellectual property and a proven management team with substantial medical device experience. With the well-demonstrated superior efficacy of our 10 kHz Therapy, we aim to continue to drive adoption and penetration in the U.S. market, which represents the largest opportunity in SCS, and expand patient access to 10 kHz Therapy by investing in the development of evidence for new indications such as PDN and NSBP. On this front, we conducted two randomized controlled trials, SENZA-PDN and SENZA-NSRBP, which are evaluating 10 kHz Therapy for the treatment of PDN and NSBP, respectively.

The SENZA-PDN study is one of the largest randomized controlled trials (RCT) conducted in the field of spinal cord stimulation with 216 randomized patients. The study is evaluating paresthesia-free 10 kHz Therapy among patients diagnosed with PDN and refractory to conventional medical management (CMM). Patients were randomized one-to-one to CMM alone or CMM with 10 kHz Therapy. A crossover study design was used, where subjects who did not have adequate pain relief at 6 months were given the option to cross over to the other treatment arm. Subjects were followed for 24 months, with subjects who crossed over from CMM alone to CMM with 10 kHz Therapy followed for 24 months post-implantation. We presented the complete six-month and preliminary twelve-month data in January 2021 at the North American Neuromodulation Society (NANS) conference. In April 2021, the six-month data were published online in JAMA Neurology. In June 2021, the complete 12-month data, including the six-month crossover patient data, was presented at the American Diabetes Association 81st Scientific Sessions. In July 2021, the FDA approved the Senza System for the treatment of chronic intractable pain of the lower limbs, including unilateral and bilateral pain, associated with PDN. This approval is specific to Nevro’s unique 10 kHz SCS stimulation, and the Senza system was the first spinal cord stimulation system approved by the FDA with a specific indication to treat PDN. The study continues such that future follow-ups will be utilized for publication and expanded reimbursement payor coverage. In November 2021, the 12-month results and six-month crossover data were published online in Diabetes Care. Additionally, at the 2022 NANS conference in January 2022 and the International Neuromodulation Society (INS) conference in May 2022, we presented the complete 18-month results, including the 12-month crossover patient data, for our SENZA-PDN study. In June 2022, we presented the

24-month results, including the 18-month crossover patient data, at the American Diabetes Association (ADA) conference. In August 2022, the 12-month results and six-month crossover data on quality-of-life metrics were published in Mayo Clinic Proceedings: Innovations, Quality & Outcomes. Finally, in January 2023, we presented the full 24-month results from the SENZA-PDN study at the 2023 NANS conference, and publication of the full manuscript is planned in 2023.

At the 2021 NANS conference we also presented our three-month primary endpoint data of SENZA-NSRBP study, which includes patients with non-surgical refractory back pain (NSBP). NSBP is defined as chronic back pain in patients who have not had previous spine surgery, and based on an assessment from a spine surgeon, are not surgical candidates. The study compares patients receiving 10 kHz Therapy plus CMM to patients receiving CMM alone. Based on 6 month efficacy data showing profound improvements in pain and function with 10 kHz Therapy over CMM alone, in January 2022, the FDA approved the Senza System as an aid in the management of NSBP (intractable back pain without prior surgery and not a candidate for back surgery). At the 2022 NANS conference, we also presented our 12-month results, including six-month crossover patient data, for our SENZA-NSRBP study. Key findings at 12 months showed profound improvements in pain relief, function, quality of life measures, awareness of positive change and reduction in daily opioid use in NSBP patients receiving 10 kHz Therapy at 12-months post-implant. Results also included comparable improvements for patients that crossed over from CMM to 10 kHz after 6 months. In February 2022, the SENZA-NSRBP 12-month results were published online in the Journal of Neurosurgery: Spine. We expect that this 12-month publication will be used to seek expanded payor coverage for this patient cohort. Finally, in January 2023, we presented the full 24-month results from the SENZA-NSRBP study at the 2023 NANS conference, and publication of the full manuscript is planned in 2023.

Market Overview

Existing Treatments for Chronic Pain and Limitations

Chronic pain has been defined as pain that lasts longer than the time required for tissues to heal, which is often considered to be three months. Patients who present with chronic pain are typically placed on a treatment progression plan. Initial medical management typically includes behavioral modification, exercise, physical therapy and over-the-counter analgesics and non-steroidal anti-inflammatory drugs. When early-stage medical management is not sufficient for the treatment of chronic leg and back pain, patients may progress to interventional techniques including steroid injections or nerve blocks. Patients who do not respond to these more conservative treatments are considered candidates for more advanced therapies. In other cases, such as for patients suffering from PDN, there may not be any such advanced therapy options. These more advanced therapies include spine surgery, treatment with oral opioids and SCS. Spine surgery, while a common invasive procedure, can result in complications such as Failed Back Surgery Syndrome (FBSS) a condition where pain persists despite the procedure, and spinal surgery often fails to treat certain types of chronic pain such as severe neuropathic back pain. Oral opioids, while reducing the patient’s perception of pain, lack clinical evidence to support long-term usage and can cause multiple complications and side-effects including nausea, vomiting and dizziness. Further, opioids present a high risk of addiction and abuse.

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

Our Solution for Chronic Pain

10 kHz Therapy

HFX Therapy, and in particular, our 10 kHz Therapy is designed to deliver innovative neuromodulation solutions for treating chronic pain based on what we believe to be the best clinical evidence available. By overcoming many of the limitations of traditional SCS therapy, our 10 kHz Therapy offers superior efficacy for patients and provides significant advantages to physicians and hospitals. We believe the advantages of our proprietary 10 kHz Therapy over traditional SCS include:

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
•
FDA-approved for use in NSBP patients; Expansion of the Core Back and Leg SCS Markets: While we have historically treated patients suffering from NSBP, we believe the SENZA-NSRBP study will further expand the core back and leg market by treating more patients for whom spine surgery is not a viable option. The results from our SENZA-NSRBP study showed that 10 kHz Therapy provided significant and sustained pain relief to patients suffering from NSBP compared to CMM. There is a significant unmet need for safe and effective, non-pharmacologic therapy for NSBP and this study provides high-level clinical evidence regarding a therapeutic option for intractable back pain when a patient is not a candidate for spine surgery. All patients in this trial had tried and failed conventional medical management for an average duration of eight years, and experienced profound improvements in pain, disability and quality of life with 10 kHz Therapy at 12 months post-implant. Based on this evidence, in January 2022, we received FDA approval for a specific indication to treat NSBP patients.
•
FDA-approved for use in PDN patients: In our SENZA-PDN study, 10 kHz Therapy provided significant and sustained pain relief to patients suffering from PDN compared to CMM. Key findings at 12 months timepoint included significant and sustained outcomes for all patients (including crossover arm) implanted with the 10 kHz SCS Therapy, including an 85% responder rate, a 74% average reduction in pain, a 66% neurological improvement rate, and 92% of patients being very satisfied or satisfied with the therapy. Additionally, the 10-kHz SCS treatment resulted in substantial pain relief and improvement in overall Health Related Quality of Life (HRQoL), 2.5- to 4.5-fold higher than the minimal clinically important difference. We expect to publish the 24-month outcome data in 2023.
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

To accomplish this objective, we intend to:

•
Earn market share through leveraging the Senza platform: Senza HFX iQ , the latest offering of our Senza SCS product platform, offers the most versatile platform in SCS as it includes the broadest frequency range, the most waveform capabilities and the unique ability to offer 10 kHz Therapy. In 2023, we will expand our commercialization of HFX iQ and continue to position it as the most versatile product available in the market, and we believe that it will have broad appeal to clinicians offering SCS.
•
Expand the existing SCS market by treating back pain: We believe we are expanding the existing SCS market by delivering a system that provides meaningful treatment for chronic back pain, including NSBP, which we believe represents a significant opportunity in the global SCS market. With traditional SCS therapy, patients who experience predominant back pain are often associated with lower levels of treatment success. Consequently, patients with back pain are typically not recommended for treatment with traditional SCS therapy due to the difficulty of achieving and maintaining pain coverage. We are also currently running the SENZA-NSRBP study, which has been shown to demonstrate significant pain relief for patients suffering from back pain when that patient is not a candidate for spine surgery. In contrast to traditional SCS therapy, we believe 10 kHz Therapy is positioned to help continue expanding the existing SCS market by effectively treating back pain in addition to leg pain.
•
Expand the existing SCS market by treating PDN: We believe we are expanding the existing SCS market by delivering a system that provides meaningful treatment for patients suffering from PDN, which we believe represents a significant opportunity in the global SCS market. Our SENZA-PDN study demonstrated significantly improved and sustained outcomes with 10 kHz Therapy for patients suffering from PDN. We began the commercial launch of our PDN indication in the second half of 2021 and continued to grow that business in 2022, achieving worldwide PDN revenue of $48 million in 2022. We believe that the results and robust data provided in our SENZA-PDN clinical trial will continue to support increased adoption of our 10 kHz Therapy among patients, payors and providers.
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
•
Scale our business to achieve cost and production efficiencies: We plan to improve the efficiency of our manufacturing processes, which we believe will lower our per unit manufacturing cost. We expect to continue to scale our manufacturing operations as we expand Senza sales volumes in the United States. For example, in the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins and in September 2022 we received FDA approval to begin manufacturing our proprietary SCS systems in our Costa Rica manufacturing facility. The Company began shipping product manufactured in Costa Rica in 2022 and expects a gradual ramp-up in production throughout 2023. Even with our Costa Rica manufacturing operations, we expect that we will continue to rely on third-party manufacturers to provide key components to support the assembly process. We may incur significant capital expenditures and costs in connection with our manufacturing operations in Costa Rica.

Growth Opportunities in Other Chronic Pain Indications

We plan to use our platform technology to generate evidence on 10 kHz Therapy for use in other chronic pain indications and painful neuropathies. There can be no assurance that we will be successful in generating evidence for 10 kHz Therapy in other indications or in receiving additional regulatory approvals, certifications and reimbursement coverage to promote Senza and 10 kHz Therapy for use in other indications. Below are two areas where results have been successful:

Non-Surgical Back Pain

One of the most common uses for SCS is for neuropathic pain conditions such as FBSS. The incidence of patients that will develop FBSS following lumbar spinal surgery is estimated to be within the range of 10% to 40%. However, in addition to having applicability for treating FBSS patients, there is a potential for SCS to provide benefit for patients suffering from chronic pain who are not surgical candidates. 10 kHz Therapy could provide an attractive treatment option for these patients, as a subset analysis of non-surgical patients from our SENZA-RCT and European studies, respectively, found a decrease in back pain VAS scores from 7.2 to 2.6 (12 months, n=12) and 8.1 to 3.4 (24 months, n=14), as well as a decrease in leg pain VAS scores from 7.2 to 2.8 (12 months, n=12) and 7.4 to 2.3 (24 months, n=11). More recent results in patients who were not candidates for major spine surgery and treated with 10 kHz Therapy in a study led by Dr. Adnan Al-Kaisy demonstrated similar promising results. In this study, patients experienced reduced back pain VAS and Oswestry Disability Index (ODI) scores from baseline of 87% and 63% respectively at 36 months (n=17). In addition to pain reduction and reduced disability, a reduction in opioid use was observed with 90% of the patients using opioids at the start of the study compared to 12% at the end of the study. The results of this study led to the initiation of the SENZA-NSRBP RCT, which compares 10 kHz Therapy delivered in conjunction with CMM to CMM alone in NSBP patients. At the 2021 NANS conference, we presented our three-month primary endpoint data of SENZA-NSRBP study. The study compares patients receiving 10 kHz Therapy plus CMM to patients receiving CMM alone, among those suffering from chronic back pain who are not surgical candidates based upon an assessment from a spine surgeon. At the three-month primary endpoint patients who received 10 kHz Therapy plus CMM had a response rate of 80.9% compared to 1.3% for the CMM alone group. In June 2021, we presented our six-month data for the SENZA-NSRBP study at the American Society of Interventional Pain Physicians. At the NANS conference in January 2022, we presented our 12-month data for the SENZA-NSRBP study at the 2022 NANS conference, which demonstrated profound improvements in pain relief, function, quality of life measures, awareness of positive change and reduction in daily opioid use in NSBP patients receiving 10 kHz Therapy at 12-months post-implant. Results also included comparable improvements for patients that crossed over from CMM to 10 kHz Therapy after 6 months. We expect to publish the 24-month outcome data in 2023.

Painful Neuropathies

The American Chronic Pain Association estimates that more than 15 million people in the United States and Europe have some degree of neuropathic pain. More than two out of every 100 people are estimated to have peripheral neuropathy, with the incidence rate increasing to eight in every 100 for people aged 55 or older. The diminished quality of life and increased disability associated with peripheral neuropathy results in significant workforce and healthcare costs. Various treatments currently exist, but have limited efficacy. As such, we have conducted an initial study to determine if 10 kHz Therapy could help this patient group. Results of a prospective, multicenter feasibility study treating chronic intractable pain of the limbs from peripheral polyneuropathy using 10 kHz Therapy demonstrated a decrease in mean VAS pain score from 7.5 at baseline (N=18) to 1.9 at three months post-implant (the primary endpoint), 2.8 at twelve months and 1.4 at twenty-four months. Subject deemed responders was 78% at three months, 69% at twelve months and 88% at twenty-four months (presented at NANS in January 2019). The results from this study led to the initiation of the SENZA-PDN RCT.

In 2020, we presented the preliminary outcome data from SENZA-PDN which demonstrated greater than or equal to 50% pain relief and no worsening in neurological deficit versus baseline was achieved, with 86% of patients in the 10 kHz Therapy plus CMM arm reaching the endpoint, compared with 5% in the CMM only arm at three months. At the 2021 NANS conference, we presented the six-month data, which showed that patients in the 10 kHz Therapy plus CMM arm had a response rate of 85%, compared with 5% in the CMM only arm. The response rate and level of pain relief was maintained through twelve months in the 10 kHz Therapy plus CMM arm. At the American Diabetes Association 81st Scientific Sessions in June 2021, we presented the complete 12-month data, including the six-month crossover data, which showed the response rate and level of pain relief was maintained in the 10 kHz Therapy plus CMM arm and in the crossover arm. The 12-month outcomes in our SENZA-PDN study were published in Diabetes Care in November 2021, which showed that 86% of participants in the 10 kHz SCS study arm reported pain relief >50%, while the average pain relief was 77.1% (% reduction of VAS from baseline). After six months with 10 kHz SCS therapy, 84% of participants in the crossover arm reported pain relief >50%, and average pain relief was 70.3% (% reduction of VAS from baseline). At the NANS conference in January 2022, we presented the 18-month data, which included significant and sustained outcomes with 10 kHz SCS. In addition, analysis of healthcare resource utilization through the first 12 months of the trial indicated reduced spending associated with 10 kHz SCS treatment, particularly for hospitalizations. While we recently presented our 24-month data at the 2023 NANS conference, we expect to publish our full 24-month data in 2023.

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

The 12-month outcomes for 10 kHz Therapy in our SENZA-RCT pivotal study were published in Anesthesiology and are consistent with the outcomes from our EU study, the two year results of which have been published in the Pain Medicine journal of the American Academy of Pain Medicine. The 24-month SENZA-RCT results were presented in December 2015 at the annual meeting of the North American Neuromodulation Society, showing sustained superiority of 10 kHz Therapy compared with traditional SCS in treating both back and leg pain over the 24-month follow-up period. The 24-month outcomes in our SENZA-RCT pivotal study were published in Neurosurgery.

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

The 12-month outcomes for 10 kHz Therapy in our SENZA-PDN study were presented at the American Diabetes Association 81st Scientific Sessions in June 2021 and were published in Diabetes Care in November 2021. Data from the SENZA-PDN trial supported the FDA's July 2021 approval of the Senza system for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. The SENZA-PDN RCT 12-month data demonstrated the following benefits of 10 kHz SCS:

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

At the NANS conference in January 2023, we presented the full 24-month study data.

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

Data from the SENZA-NSRBP trial supported the company FDA January 2022 approval of the 10 kHz Senza System for the management of for NSBP (back pain without prior surgery and not a candidate for back surgery). Nevro is the only SCS company with a product having an approved indication for treating patients with NSBP.

Our HFX Solution

We have developed and commercialized our HFX™ spinal cord stimulation (SCS) platform, which includes the Senza® SCS system, an evidence-based neuromodulation system for the treatment of chronic pain, with the Senza® HFX iQ™ platform being our latest addition to the Senza family of products. HFX delivers both traditional low frequency therapies and our proprietary 10 kHz Therapy and is the only SCS solution with the ability to pair high and low frequencies, multiple waveforms and mechanisms of action.

The HFX system comprises of all the components necessary for physicians to conduct SCS trials and permanent implants and for patients to interact with the system to optimize pain relief. Below is a depiction of our Senza HFX iQ IPG System, is comprised of the HFX iQ Implantable Pulse Generator (IPG), HFX Trial Stimulator, HFX iQ Patient remote and the HFX App, the patient remote control and the wireless trialing system.

Implantable Pulse Generator (IPG): The rechargeable IPG is placed surgically under the skin, usually above the buttock or the abdomen, and delivers electrical pulses to the lead(s). The IPG can connect to one or two leads, and up to 16 electrodes. IPGs included in the HFX Solution are the Senza, Senza II, Omnia, and HFX iQ. The programming of these devices is customizable for each patient and the appropriate pain area. The program can then be adjusted by the patient remote control, for Senza, Senza II or Omnia, along with HFX App for HFX iQ IPGs. The Senza, Senza II, Omnia are approved and certified in the United States, Australia and Europe, with HFX iQ receiving FDA approval in the United States in 2022, with a 10-year battery life.

Surpass Surgical Leads: The Surpass and Surpass-C surgical leads are Nevro’s surgical lead options. We believe the Surpass leads give us access to up to approximately 30% to 40% of the U.S. SCS market that we previously did not address without a surgical lead. In 2020, we also launched our Surpass-C surgical lead, designed for patients who have a compact epidural space that cannot be addressed by other lead options. Our Surpass-C surgical lead is currently approved in the United States, Europe and Australia and is available in those jurisdictions.

Percutaneous Leads: Nevro also offers multiple lengths of percutaneous leads to accommodate patient anatomy. These are available in the United States, Europe and Australia.

Trial Stimulator: The trial stimulator is an external device that is used during a temporary evaluation period (SCS trial) that typically lasts five to seven days. Nevro’s wireless trial stimulator uniquely offers both low and high frequencies and is available in the United States, Australia and Europe. Nevro's HFX Trial Stimulator, which is currently available in the United States and will be available in Australia and Europe pending respective regulatory approval and certification, connects to the HFX App and provides real time access to patient assessments and device data.

Programmer: The clinician laptop programmer contains proprietary software that allows for customized patient therapy programming of the IPG. It can non-invasively interrogate the IPG and transmit programming information as well as download diagnostic information. With the Nevro HFX solution, the patient’s IPG can be wireless updated with new programming without the need for additional surgery.

Patient Remote Control: The patient remote control is a handheld device that allows patients to turn their stimulation on and off and change programs uploaded to their IPG. The patient remote control is available for all IPGs. Patients with the HFX iQ system also have the option to use the HFX App instead of the Patient remote control.

HFX App: The HFX App was developed to work with the HFX iQ system. Some key features include: turn stimulator on/off, check battery, turn on MRI mode for conditional settings, progress tracking, therapy adjustment, patient favorite mode, access patient diary and badges. Additionally, for HFX iQ patients, the application has a feature that provides a personalized therapy recommendation using Bluetooth wireless technology, based on patient responses to daily assessments.

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

Third-Party Coverage and Reimbursement

In the United States, the primary purchasers of Senza are hospitals, outpatient surgery centers and physician offices. These purchasers bill various third-party payors, such as Medicare, Medicaid and private health insurance plans for the healthcare services associated with the SCS procedure. Government agencies and private payors determine whether to provide coverage for specific procedures. In the United States, the Centers for Medicare & Medicaid Services (CMS) administers the Medicare and Medicaid programs (the latter, along with applicable state governments). As the single largest payor, the Medicare program has a significant impact on other payors’ payment systems.

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

While we currently have a favorable National Coverage Determination (NCD) and reimbursement by Medicare for chronic back and leg pain, it is silent on PDN and NSBP, thus allowing the local Medicare Administrative Contractors (MACs) the ability to establish their own policy for these newer indications. Decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policies. These payors may deny reimbursement if they determine that the device or procedure was not medically necessary for the patient and used in accordance with the payor’s coverage policy.

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

During the third quarter of 2022, Novitas Solutions (Novitas) and First Coast Service Options (FCSO), the Medicare Administrative Contractors (MACs) that represent Arkansas, Colorado, Delaware, Florida, Louisiana, Maryland, Mississippi, New Jersey, New Mexico, Oklahoma, Pennsylvania and Texas, published draft Local Coverage Determinations (LCDs) titled, “Nerve Stimulators for Chronic Intractable Pain”, which propose updated coverage criteria for SCS devices with an explicit FDA approval to treat PDN that would include PDN refractory to conventional medical management. The MACs' review of these proposed LCDs is ongoing, and they remain subject to change. Potential finalization dates have not yet been announced. If finalized as proposed, these LCDs would mean that Medicare patients in all 50 states would be eligible for coverage for PDN and would add approximately 17 million covered Medicare lives.

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

Product Development and Research Development

Our objective is to continue to improve patient outcomes and further expand patient access to 10 kHz Therapy through enhancements to Senza and the development of new indications. Research and development (R&D) expenses were $45.6 million, $47.7 million and $53.1 million, for the years ended December 31, 2020, 2021 and 2022, respectively.

Since the launch of the initial Senza system, we have introduced a number of product enhancements. These include a short-tip version of the lead, new lengths of the lead, a surgically placed paddle lead, an active anchor with improved performance over silicon anchors, a second generation active anchor with smaller volume, lead adaptors that allow use of competitor leads already implanted in patients, upgraded clinician programmer software, a number of next generation IPGs which are conditionally safe for MRI scans anywhere on the body, our Surpass surgical lead to complement our percutaneous lead, our Omnia upgrade powered by HFX Connect, our most recent IPG HFX iQ and a new trial stimulator. We also expect to continue developing enhancements to further increase performance and introduce new benefits including next generation IPGs and enhanced MRI capabilities. There can be no assurance that we will be successful in these efforts or in receiving any required regulatory approvals.

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

Additionally, in 2021, we established a new sales organization to support the launch of our PDN indication in the U.S. This sales organization targets and educates physician specialties involved in PDN treatment decisions, including primary care physicians, endocrinologists, internal medicine and podiatrists, to create awareness of 10 kHz Therapy to treat PDN patients.

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

Competition

We compete in the SCS market for chronic pain. We also compete with spine surgeries, in particular re-operations. Currently, our major competitors are Medtronic, Boston Scientific and Abbott Laboratories, who have obtained regulatory approval for SCS systems. New entrants are expected in 2023, including Saluda and Biotronik. We believe that the primary competitive factors in the market are:

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

We expect our competitors to periodically launch new products and release additional clinical evidence. For example, Abbott Laboratories received FDA approval for a SCS system that offers an alternate low frequency waveform called BurstDR, and in February 2016, the company gained approval for a neuromodulation system that stimulates the dorsal root ganglion for treatment of focal pain and complex regional pain syndrome, in each case, using pivotal clinical studies for each therapy to support the FDA approval process. Medtronic gained FDA approval for the Intellis™ spinal cord stimulator in September of 2017, and in January of 2020 announced the purchase a company called Stimgenics, which includes a proprietary SCS waveform called Differential Target Multiplexed (DTM). Medtronic also gained FDA approval for its Intellis™ and Vanta™ spinal cord stimulators for the treatment of chronic pain associated with diabetic peripheral neuropathy in January 2022. Boston Scientific broadly launched the WaveWriter™ SCS system in January 2019, the WaveWriter™ Alpha SCS system and its Fast Acting Sub-perception Therapy (FAST™) in January 2021, and also promotes the results of a sub-threshold therapy through their WHISPER, COMBO and HALO studies. Additionally, Saluda received FDA approval of its low frequency closed loop system for the treatment of chronic pain in March 2022 and EU approval in September 2019. Additionally, there are a number of emerging competitors at various stages of development. Stimwave has developed and is commercializing a minimally invasive stimulation system that employs an externally worn power source and radio frequency transmitter. Nalu Medical, Inc. (Nalu Medical) and Neuspera Medical Inc. (Neuspera Medical) are also pursuing a similar approach as well. Saluda is developing and testing a low frequency closed loop system for the treatment of chronic pain that currently has approval in the United States, Europe and Australia.

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

Patents, Trademarks and Proprietary Technology

As of December 31, 2022, we owned 277 issued patents globally, of which 163 were issued U.S. utility patents, four were issued U.S. design patents, 55 were issued Australian utility patents, five were Australian design patent, 20 were issued European utility patents, seven were European design patents, four were issued Japanese patents, two were issued Korean utility patents, one was an issued Korean design patent, four were issued Chinese utility patents, three were issued Chinese design patents, two were Canadian utility patents and seven were United Kingdom design patents. In general, our patents cover SCS systems that are configured to generate non-paresthesia producing therapy signals at frequencies between 1,500 Hz to 100,000 Hz, as well as additional aspects, algorithms and components of the Senza system and 10 kHz Therapy. As of December 31, 2022, we held 120 patent applications pending globally, of which 52 were patent applications pending in the United States, and 68 were PCT patent applications or patent applications pending across Europe, Australia, Canada, Japan, China, India and Korea. We also have an exclusive license from the Mayo Foundation to two U.S. issued patents and one U.S. pending patent application. All of our current issued patents are projected to expire between 2028 and 2042.

As of December 31, 2022, our trademark portfolio contained 184 trademark registrations, of which there were ten U.S. trademark registrations, 17 Australian trademark registrations, 20 European trademark registrations, 29 U.K. trademark registration, 15 Japanese trademark registrations, 12 Norwegian trademark registration, 17 Swiss trademark registration, 44 Kuwaiti registration, three Canadian registrations, 16 Turkish trademark registrations and one Costa Rican trademark registration. Our trademark portfolio also contained 61 pending applications, of which 12 are pending U.S. trademark applications and 49 are pending foreign trademark applications.

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

The Mayo License terminates upon the expiration of (1) the last to expire of the licensed patents or (2) our obligation to pay royalties, whichever is later. As of Jan. 1, 2021, we do not have an existing obligation to pay royalties under the Mayo License in the United States and in all countries in which we've previously operated. Such obligations may be subject to change if: (1) additional relevant patents issue that are subject to the Mayo License; or (2) we launch an SCS product, which is subject to the Mayo License, in another country. In 2022, we incurred an obligation to pay a de minimis amount of royalties based on sales made in another country. We, the Mayo Foundation or VGL may terminate the Mayo License upon 60 days’ notice of a party’s material breach if such breach remains uncured after such 60-day period.

Manufacturing and Supply

We have historically relied exclusively on third-party manufacturers to manufacture and assemble our Senza SCS systems and their components. In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins. In September 2022, we received FDA approval for the production of our Senza SCS systems, including our HFX product platform, at our Costa Rica facility. This facility, located in the Coyol Free Trade Zone in Alajuela, Costa Rica, is our first global manufacturing operation, ensuring greater controls and efficiency in the manufacture of products to patients around the world and augmenting our already strong manufacturing and supply chain partners. We began shipping product manufactured at this facility in 2022, and anticipate a gradual ramp-up of production throughout 2023. We may incur significant capital expenditures and implementation costs in connection with our manufacturing operations in Costa Rica.

Notwithstanding our Costa Rica manufacturing operations, we will continue to rely upon third-party suppliers for the manufacture and assembly of a certain number of our Senza SCS systems and their components, some of which are single- or sole-sources of the relevant product component. We are in the process of identifying and qualifying second-source alternatives for several of our critical single-source suppliers. Thus, in the event that our relationship with any of our single- or sole-source suppliers terminates in the future, we feel confident that sufficient production capacity is available to build products at the standards we require. We believe that existing third-party facilities will be adequate to meet our current and anticipated manufacturing needs.

We believe our manufacturing operations, and those of our suppliers, are in compliance with regulations mandated by the FDA. Manufacturing facilities that produce medical devices or their component parts intended for distribution world-wide are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. For products distributed in the United States, we are required to manufacture any products that we sell in compliance with the FDA’s Quality System Regulation (QSR) which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We have obtained the following international certifications: Quality Management System ISO13485, Full Quality Assurance Certification for the design and manufacture of spinal cord stimulator systems and accessories and a Design Examination certificate for Implantable Pulse Generator and Accessories. We are required to demonstrate continuing compliance with applicable regulatory requirements to maintain these certifications and will continue to be periodically inspected and audited by international regulatory authorities and notified bodies for certification purposes.

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

Until May 25, 2021, medical devices and implantable active medical devices were respectively regulated by Council Directive 93/42/EEC (the EU Medical Devices Directive) and Council Directive 90/385/EEC (the EU Active Implantable Medical Devices Directive, or the EU AIMD) (together the Medical Devices Directives), which have been repealed and replaced by Regulation (EU) No 2017/745 (the EU Medical Devices Regulation). The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directives, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU. Our certificates have been initially granted under the EU AIMD and we successfully transitioned toward the EU Medical Devices Regulation and obtained new certification of our devices under said regulation effective on January 31, 2023.

In the EU, there is currently no premarket government review of medical devices. However, the EU requires that all medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the general safety and performance requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that general safety and performance requirements.

Compliance with the general safety and performance requirements of the EU Medical Devices Regulation is a prerequisite for European conformity marking (CE mark) without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I), where the manufacturer can issue an EC declaration of conformity based on a self-assessment of the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system (notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (UDI) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (UDI-DI) specific to a device, and a production identifier (UDI-PI) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directives continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (FSCAs) must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directives continue to apply. Manufacturers are required to take FSCAs, which are defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. A serious incident is any malfunction or deterioration in the characteristics, or performance of a device on the market (e.g., inadequacy in the information supplied by the manufacturer, undesirable side-effect), which, directly or indirectly, might lead to either the death or serious deterioration of the health of a patient, user, or other persons or to a serious public health threat. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

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

Brexit

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom (UK) Responsible Person has a registered place of business in the UK. From January 1, 2022, manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive, the EU AIMD and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but have recently been postponed to July 2024. Devices bearing CE marks issued by EU notified bodies under the EU Medical Devices Regulation or EU Medical Devices Directives are now subject to transitional arrangements. In its consultation response, the MHRA indicated that the future UK regulations will allow devices certified under the EU Medical Devices Regulation to be placed on the market in Great Britain under the CE mark until either the certificate expires or for five years after the new regulations take effect, whichever is sooner. Devices certified under the EU Medical Devices Directives could continue to be placed on the market until either the certificate expires or for three years after the new regulations take effect, whichever is sooner. Following these transitional periods, all medical devices will require a UK Conformity Assessed (UKCA) mark in order to be placed on the market in Great Britain. Manufacturers may choose to use the UKCA mark on a voluntary basis prior to entry of the new regulations on July 1, 2024. However, from July 2024, products which do not have existing and valid certification under the EU Medical Devices Directive or EU Medical Devices Regulation and are therefore not subject to the transitional arrangements will be required to carry the UKCA mark if they are to be sold into the market in Great Britain. UKCA marking will not be recognized in the EU.

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

Under the terms of the Northern Ireland Protocol, Northern Ireland follows EU rules on medical devices and devices marketed in Northern Ireland require assessment according to the EU regulatory regime. Such assessment may be conducted by an EU notified body, in which case a CE mark is required before placing the device on the market in the EU or Northern Ireland. Alternatively, if a UK notified body conducts such assessment, a 'UKNI' mark is applied and the device may only be placed on the market in Northern Ireland and not the EU.

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

Data Privacy and Security Laws: Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Analogous State and Foreign Law Equivalents: We may be subject to state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other “transfers of value” to physicians and other healthcare providers or marketing expenditures.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. The Medicare Access and CHIP Reauthorization

Act of 2015, enacted on April 16, 2015 (MACRA), repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

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

Employees and Human Capital

As of December 31, 2022, we had 1,087 employees globally. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel. We are committed to developing our employees and providing them with opportunities to contribute to our growth and success. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.

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

Available Information

We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website, www.nevro.com, free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. This information is also available by writing to us at the address on the cover of this Annual Report. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or any other filings we make with the SEC.

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
•
Our success depends on our ability to grow the SCS market by generating awareness and demonstrating the benefits of our therapy for treating PDN and NSBP.
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

Risks Related to our Business

Our business, financial condition, results of operations and growth have been harmed by the effects of the COVID-19 pandemic and adverse macroeconomic conditions, both of which continue to affect our business.

We are subject to impacts and risks related to public health crises, including epidemics and pandemics such as the COVID-19 pandemic and its lingering effects, as well as the impacts from adverse macroeconomic conditions. The COVID-19 outbreak has negatively impacted, and continues to negatively impact, our operations and revenues and overall financial condition as demand for elective procedures remains unpredictable and the number of Senza trials and permanent system implant procedures has not recovered to pre-pandemic levels. The demand for elective procedures has declined due to lowered patient and customer willingness to pursue elective procedures and due to government regulations to focus resources to the COVID-19 pandemic response rather than elective procedures. Medical procedure rates have similarly been impacted by other effects of the COVID-19 pandemic, including healthcare system staffing shortages, travel restrictions, quarantine restrictions, global and domestic supply chain disruptions, and new COVID-19 variants. For example, throughout 2021, the COVID-19 pandemic negatively impacted the global SCS therapy market, which we estimate decreased by approximately 5% to 10%. While restrictions in response to the COVID-19 pandemic have eased, these challenges may arise again at any time due to the unpredictability of the pandemic, and we continue to experience disruptions to our business as a result of patients and customers continuing to be cautious in restarting elective procedures in light of the continued risk posed by the virus.

Additionally, global and domestic supply chains and the timely availability of raw materials and products have been and may continue to be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future activities.

Our business and financial performance are significantly impacted by macroeconomic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russian and Ukraine, the COVID-19 pandemic, supply chain constraints, market uncertainty, volatility in exchange rates, inflationary trends, lower consumer confidence and evolving dynamics in the global trade environment, have impacted our business and financial performance. Such economic impacts could also impact the decision of patients and customers to seek and undertake elective procedures which would adversely impact our revenue and results of operations.

Furthermore, a recession or market correction resulting from the COVID-19 pandemic or other macroeconomic factors could materially affect our business and the value of our common stock. As a result of the COVID-19 pandemic, our customers, including hospitals, ASCs and physician offices, have experienced financial hardship and some of them may not fully recover. This could lead to some of these customers temporarily or permanently shutting down, filing for bankruptcy or being acquired by larger health systems, leading to reduced procedures and/or additional pricing pressure on our products. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States, Europe and Australia, which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Senza systems sold after the pandemic has ended as a result of customer and patient reluctance to seek elective care treatment due to increase patient copays and similar financial considerations, which in turn would materially adversely affect our business, financial condition and results of operations.

Adverse macroeconomic conditions and any future impacts from the COVID-19 pandemic, other pandemics or international tensions, could also result in significant disruption of global economic conditions and consumer trends, as well as a significant disruption in financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our 2.75% convertible senior convertible notes due 2025 (the 2025 Notes). Our ability to repay the 2025 Notes could also be adversely impacted by higher interest rates which could make it more difficult to access capital on favorable trends, or at all.

We are subject to risks related to the global pandemic associated with COVID-19 and its lingering effects, as well as similar future public health crises. The COVID-19 outbreak has negatively impacted, and its lingering effects continue to negatively impact our operations and revenues and overall financial condition as demand for elective procedures remains unpredictable and the number of Senza trials and permanent system implant procedures has not recovered to pre-pandemic levels. The magnitude of the risks and uncertainties are unpredictable and could be further aggravated by the spread of new variants of the COVID-19 virus such as the Delta and Omicron variants, which may be more contagious and/or virulent. During the initial stages of the pandemic, the number of Senza systems procedures performed, similar to other elective surgical procedures, decreased significantly as health care organizations globally prioritized the treatment of patients with COVID-19. For example, in the United States in the first half of 2020 and more recently in connection with the spread of the Omicron variant, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Additionally, overall patient willingness to pursue elective procedures has decreased due to the pandemic and has not fully recovered. Throughout 2021, the COVID-19 pandemic negatively impacted the global SCS therapy market, which we estimate decreased by approximately 5% to 10%. These challenges may arise again at any time throughout the duration of the pandemic, which is uncertain, and could reduce our revenue while the pandemic continues.

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

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and 10 kHz Therapy for the treatment of chronic leg and back pain. We have expanded our commercial efforts since our initial PMA in May 2015, however, we are still in the early stages of our overall commercialization efforts. For example, in July 2021, we received the first FDA approval for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) utilizing SCS therapy, and we just recently initiated our commercial rollout. In addition, in January 2022, we received FDA approval of our 10 kHz Therapy for the management of non-surgical back pain (NSBP) (intractable back pain without prior surgery and not a candidate for back surgery). The expansion of our commercial efforts, particularly into the PDN indication, is at a very early stage. While we believe the market for SCS in PDN is substantial, it is undeveloped and will require substantial marketing and education efforts by our sales force to develop this market, the success of which is very uncertain. We have incurred significant costs, including costs to continue to build our sales force in the United States, and we expect these costs to continue as we initiate our commercial rollout for the PDN and NSBP markets. If we are unable to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is the principal market for Senza. If we are unsuccessful in our continuing efforts to commercialize our products or are unable to market our products as a result of a quality problem, failure to maintain or obtain additional regulatory approvals or certifications, unexpected or serious complications or other unforeseen negative effects related to our 10 kHz Therapy or the other factors discussed in these risk factors, we would lose our only source of revenue, and our business will be materially adversely affected.

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
•
difficulties and challenges in developing and addressing the PDN and NSBP markets as the first neuromodulation therapy approved for these indications, some of which may be difficult to predict or foresee until later in the commercial rollout;
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

Physicians play a significant role in determining the course of a patient’s treatment and the type of product that will be used to treat a patient. An important part of our sales process includes the education of physicians on the safe and effective use of our 10 kHz Therapy and our Senza systems, particularly because Senza and high-frequency neuromodulation treatment is relatively new as compared to existing low-frequency traditional SCS systems, and is the first non-drug product approved for use in the management of certain types of chronic pain associated with PDN, as well as being the only SCS therapy for the management of NSBP. As a result, our ability to address, develop and grow the markets for our 10 kHz Therapy and, ultimately our success, depends, in large part, on effectively educating physicians about our 10 kHz Therapy, including the results of our pivotal clinical studies.

In order for us to sell our products, we must successfully demonstrate to physicians the merits of our 10 kHz Therapy compared to our competitors’ products. Acceptance of our 10 kHz Therapy depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of Senza as compared to our competitors’ products, as well as in new indications such as those we have received with respect to PDN and NSBP, and then communicating to physicians the proper application of our 10 kHz Therapy. Physicians typically need to perform several procedures to become comfortable using 10 kHz Therapy and Senza. If a physician experiences difficulties during an initial procedure or otherwise, that physician may be less likely to continue to use our product or to recommend it to other physicians. As a result, educating physicians on the proper use of Senza is critical to the success of our commercialization efforts. If we are not successful in educating physicians and convincing them of the merits of our 10 kHz Therapy or educating them on the use of Senza, they may not use our Senza systems and we may be unable to increase our sales, sustain our growth or achieve profitability.

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

Our most significant competitors are publicly traded, or are divisions of publicly traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we have. The 2022 global market for SCS therapy was estimated to be approximately $2.3 billion, with the United States comprising approximately 80% of the market at that time. Given the size of the existing and potential market in the United States, we expect that as we work to increase our market position and penetration in the United States our competitors will take aggressive action to protect their current market position. For example, in May 2015, a unit of Boston Scientific, one of our principal competitors, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102 (the ‘102 patent), which the Patent Trial and Appeals Board (PTAB) at the USPTO denied in November 2015, and, in December 2016 and April 2018, filed lawsuits against us in the U.S. District Court for the District of Delaware alleging that we infringed their patents covering technology related to stimulation leads, batteries and telemetry units, and alleging theft of trade secrets and tortious interference with contract. We will face significant competition in establishing our market share in the United States and may encounter unforeseen obstacles and competitive challenges in the United States.

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

In addition to these major competitors, we also face competition from companies such as Stimwave, Saluda, Mainstay Medical and Nalu Medical, and may face competition from Neuspera Medical and Biotronik in the future. These companies are becoming more active in the SCS market. For instance, in the first quarter of 2019, Stimwave received FDA clearance for 10 kHz stimulation, expanding their previous clearance for low frequency therapy; Nalu Medical received FDA clearance in the first quarter of 2019 for their SCS system; and Saluda Medical received FDA clearance of their SCS system in March 2022, received certification in the EU in the third quarter of 2019 for their SCS system and were added to the Prostheses List for the same system in Australia in July of 2020. Furthermore, both Medtronic and Abbott received approval to promote their SCS products for the treatment of PDN and, as a result, we are no longer the sole SCS company with this indication approved. We have also seen increased competition in alternative procedures that attempt to address chronic pain conditions from companies that have not traditionally been our competitors, including for example minimally invasive surgical procedures and solutions that our physician customers and patients may be more commonly considering ahead of SCS therapy. Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products either enjoy or may develop several advantages over us, including:

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. We expect to continue to incur losses as we build our U.S. commercial operations and continue to investigate the use of our 10 kHz Therapy to treat other chronic pain conditions. Although we had a net income of $3.0 million for the year ended December 31, 2022, we incurred net losses of $131.4 million and $83.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2022, our accumulated deficit was $607.2 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Our patent infringement lawsuits with Boston Scientific Corporation have caused us to, and may continue to cause us to, incur substantial legal expenses. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit manufacturing cost of our products.

Currently, the gross profit generated from the sale of our Senza systems is not sufficient to cover our operating expenses. To achieve our operating and strategic goals, we will, among other things, need to reduce the per-unit manufacturing cost of Senza. This cannot be achieved without increasing the volume of components that we purchase in order to take advantage of volume-based pricing discounts, improving manufacturing efficiency or increasing our volume to leverage manufacturing overhead costs. While we received approval to begin manufacturing our SCS systems in our Costa Rica manufacturing facility in September 2022, which was, at least in part, intended to improve our long-term gross margin, there can be no assurance such actions or efforts to reduce our margins will be successful or not ultimately result in us incurring more costs. If we are unable to improve manufacturing efficiency and reduce manufacturing overhead costs per unit, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. The occurrence of one or more factors that negatively impact the manufacturing or sales of Senza or reduce our manufacturing efficiency may prevent us from achieving our desired reduction in manufacturing costs, which would negatively affect our operating results and may prevent us from attaining profitability.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. For our traditional chronic back and leg pain market, we believe that favorable coverage and reimbursement of procedures using our products from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date, while we continue to engage in efforts to educate payors on the advantages of 10 kHz Therapy. However, there can be no assurance that all private health insurance plans will cover procedures using the product. We currently have more limited coverage and reimbursement for use of our therapy in PDN and NSBP patients and are working to expand payor coverage to include the use of our 10 kHz Therapy in this patient population. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful. For example, effective December 1, 2022, UnitedHealthcare updated its SCS medical coverage policy and added language to indicate SCS devices are not covered for treating chronic intractable back pain without prior spine surgery (NSBP). A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

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

Certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to the FDA. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our approved devices in the future that we believe do not require approval of a new PMA or PMA supplement. If the FDA disagrees with our determination and requires us to submit a new PMA or PMA supplement for modifications to our previously approved products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not approve our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. With respect to PMA-approved devices, any changes to the manufacturing processes may require prior approval of a PMA supplement before such changes may be implemented. Any delay or failure in obtaining required approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

We obtained EU Medical Devices Regulation certification, effective on January 31, 2023. In the EU, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the EU Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the EU Medical Devices Regulation. The notified body may disagree with our proposed changes and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

Our growth and success depends on physicians’ use of our 10 kHz Therapy to treat chronic back pain, as well as the development and success in the PDN and NSBP markets.

Our growth and success is dependent on physicians’ acceptance and use of our 10 kHz Therapy to treat chronic back pain and our development and success in the markets for our newest indications, PDN and NSBP. We believe a significant limitation of current neuromodulation systems is the limited evidence supporting efficacy of traditional SCS products. Senza utilizes high-frequency stimulation technology capable of delivering waveform of up to 10,000 Hz for spinal cord stimulation that has been shown to be effective in the treatment of both leg and back pain and the management of chronic pain associated with PDN and NSBP. However, we may face challenges convincing physicians, many of whom have extensive experience with competitors’ SCS products and established relationships with other companies, to appreciate the benefits of the 10 kHz Therapy and, in particular, its ability to treat back pain as well as leg pain, and adopt it for treatment of their patients. If Senza is unable to gain acceptance by physicians for the treatment of PDN, NSBP or other pain indications for which its use is approved or certified, our potential to expand the existing neuromodulation market will be significantly limited and our revenue potential will be negatively impacted.

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.

As of December 31, 2022, we sell Senza directly in the Netherlands, Austria, Switzerland, Liechtenstein, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in Spain, Italy, Slovakia, Turkey and Kuwait. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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
•
a shortage of high-quality salespeople and distributors;

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

Although we have developed internal manufacturing capabilities for our products, we expect to remain dependent upon third-party manufacturers and suppliers, in some cases sole- or single-source suppliers, making us vulnerable to supply shortages and problems and price fluctuations, which could harm our business.

We have recently established internal manufacturing capabilities at our facility in Costa Rica. In connection with our manufacturing operations, we may be forced to devote greater resources and management time than we currently anticipate, particularly in areas relating to operations, quality, regulatory, facilities and information technology. We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing processes. If we experience unanticipated employee shortage or turnover in any of these areas, we may not be able to effectively manage our internal manufacturing operations and we may not achieve the operating efficiencies that we anticipate from developing these capabilities, which may negatively affect our product manufacturing processes or result in difficulties in maintaining compliance with applicable regulatory requirements. In addition, we have limited experience managing manufacturing activities in-house, and as a result, our inexperience could exacerbate the likelihood and/or impact of any of the above factors occurring. Any such problems could seriously harm our business. Even if we are successful in developing our internal manufacturing capabilities, we will continue to rely on a limited number of suppliers who manufacture and assemble certain components of our products.

The facilities used by us and third-party manufacturers to manufacture our products must be approved by the FDA and any comparable foreign regulatory authority or notified body pursuant to inspections or audits that will be conducted after we submit a PMA to the FDA or any comparable filing to a foreign regulatory authority or notified body. We do not control the manufacturing process of, and are completely dependent on, any third-party manufacturers we utilize for compliance with cGMP requirements or similar foreign requirements for manufacture of our products. If we or our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority or notified body, we or they will not be able to secure and/or maintain regulatory approval or certification for use of these manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority or notified body does not approve or certify these facilities for the manufacture of our products or if it withdraws any such approval or certification in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval or certification for or market our products. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals or certifications, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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
•
switching components or suppliers may require product redesign and possibly submission to FDA, notified bodies or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;
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

Even if our products are approved in the United States, Australia and certified in the EU, comparable regulatory authorities of additional foreign countries and/or notified bodies must also approve the manufacturing and marketing of our products in those countries. Approval or certification procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, Australia or the EU, including additional preclinical studies or clinical studies. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

For example, even though we have received approval for 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN and the management of NSBP (intractable back pain without prior surgery and not a candidate for back surgery), we will still be required to educate patients and healthcare professionals of the benefits of our therapy and products for the treatment of PDN and NSBP. If we are unable to successfully educate patients and healthcare professionals, including referring physicians, we will not be able to establish our 10 kHz Therapy as a viable treatment option for eligible PDN and

NSBP patients. Further, we will also be required to either engage and build, or to otherwise contract, a salesforce network to market 10 kHz Therapy for the treatment of PDN. Any such effort could be costly and time-consuming, and there can be no guarantee that it will be successful. In addition, we will also need to establish payor acceptance of 10 kHz Therapy as a treatment option within the PDN and NSBP patient communities, a process that may not be successful and could take many years to gain broad acceptance. In addition to the foregoing factors, for our therapy for patients with NSBP to be commercially successful it will require physicians who treat chronic back pain patients with back surgery to refer those patients to other physicians to perform an SCS procedure.

As a result of the above factors, any future indications or uses of our therapy and products we may pursue may not be successfully commercialized and as a result, our business and operating results may be harmed.

If we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel.

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

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•
the impact of the COVID-19 pandemic and adverse macroeconomic conditions, such as interest rate increases, inflationary pressures, recession fears and lower consumer confidence, on reduced demand for elective procedures and healthcare provider staffing shortages;
•
physician and payor acceptance of our products and 10 kHz Therapy;
•
our success in initiating patient trials for the 10 kHz Therapy and converting those trials into permanent implants;
•
our ability to develop and grow the SCS market by convincing physicians and patients to use our therapy to treat PDN and NSBP, and convincing payors to cover such procedures;
•
the effectiveness of the development of new markets for SCS, including PDN and NSBP;
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

•
adverse macroeconomic conditions, such as increased interest rates or recession fears, resulting in capital market disruptions or volatility making it difficult for us to access such markets;
•
changes in coverage amounts or government and third-party payors’ reimbursement policies; and
•
market volatility and other macroeconomic factors, including those resulting from the COVID-19 pandemic

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build a commercial sales force in the United States, including for our recently approved indications of PDN and NSBP, investigate the use of our 10 kHz Therapy for the treatment of other chronic pain conditions, continue to otherwise grow our business, including potentially acquiring other businesses or technologies, manage the maturity of the 2025 Notes, and continue to operate as a public company. In particular, we believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of Senza in the United States, as well as the growth of our sales and marketing efforts and sales representative training, seeking additional foreign regulatory approvals or certifications, the preparation and submission of regulatory filings and the clinical development of any other product candidates or indications we may choose to pursue. These expenditures will also include costs associated with manufacturing and supply as well as marketing and selling Senza in the United States and elsewhere, and any other future products approved for sale, R&D, conducting preclinical studies and clinical studies and obtaining regulatory approvals or certifications.

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

As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Our products consist of a substantial number of individual components. In order to market and sell Senza effectively, we often must maintain high levels of inventory. In particular, as we continue to market and sell Senza in the United States, we intend to maintain our high levels of inventory in order to meet our estimated demand and, as a result, incur significant expenditures associated with such levels of inventory. The manufacturing process requires lengthy lead times, during which components of our products may become obsolete, and we may over- or underestimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolescence comparatively, and we would be required to record an impairment charge, as we did in 2020, 2021 and 2022. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire and its value would become impaired. We have also experienced inventory write-downs as a result of inventory that did not meet our product requirements. In addition, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. If our estimates of required inventory are too high, we may be exposed to further inventory obsolescence risk. In the event that a substantial portion of our inventory becomes obsolete or expires, or in the event we experience a supply chain imbalance as described above, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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

As a result of our June 2015 underwritten public offering, we have experienced a Section 382 “ownership change.” We currently believe that this “ownership change” will not inhibit our ability to utilize our NOLs prior to expiration. However, we may experience additional ownership changes as a result of subsequent changes in our stock ownership, some of which changes may be outside our control. As a result, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability and generate sufficient taxable income in the future. If we are limited in our ability to use our NOLs and tax credits in future years as a result of ownership changes, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations. As of December 31, 2022, we had federal NOLs of $538.3 million, of which $330.8 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the Tax Cuts and Jobs Act (the 2017 Tax Act), as well as state NOLs of $300.0 million, of which $28.2 million may be carried forward indefinitely. If not utilized, the remaining federal NOLs will begin to expire in 2032 and the state NOLs will begin to expire in 2023.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, on February 23, 2022, the FDA issued a proposed rule to amend the Quality System Regulation (QSR) which establishes current Good Manufacturing Practice (cGMP) requirements for medical device manufacturers, to align more closely with the International Organization for Standardization standards. This proposal has not yet been finalized or adopted. Accordingly, it is unclear the extent to which this or any other proposals, if adopted, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise create competition that may negatively affect our business.

Furthermore , the EU landscape concerning medical devices recently evolved. On May 26, 2021, the EU Medical Devices Regulation became applicable, and repealed and replaced the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The EU Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Our medical devices successfully obtained EU Medical Devices Regulation certification effective on January 31, 2023. We must now ensure continuous compliance with the new or reinforced requirements set forth in the EU Medical Devices Regulation.

Non-compliance with said requirements may affect our business or the way we conduct our business in the EU.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom (UK), the UK formally withdrew from the EU and ratified a trade and cooperation agreement governing its relationship with the EU. The EU–UK Trade and Cooperation Agreement (TCA) was applied provisionally as of January 1, 2021 and entered into force on May 1, 2021. The TCA does not specifically refer to medical devices, but does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed. Depending on which countries products will be ultimately sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in Great Britain. On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but have recently been postponed to July 2024.

In order to continue to sell Senza in the EU and UK, we must maintain our certification and continue to comply with EU legislation and also the UK legislation. Our failure to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EU member states or the MHRA, could result in enforcement actions against us, including refusal, suspension or withdrawal of our certificates issued by our notified bodies, which could impair our ability to market products in the Europe in the future.

In addition, we are subject to the EU General Data Protection Regulation (GDPR), which imposes obligations on companies that operate in our industry with respect to the processing of personal data of individuals within the EEA and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Data privacy laws in the EU are developing rapidly and, in July 2020, the Court of Justice of the EU limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield and imposing further restrictions on use of the contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. Further, from January 1, 2021, companies have had to comply with the GDPR and the GDPR as incorporated into the UK national law, with each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover.

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
•
state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA; and
•
federal and state laws and regulations governing the collection, use, disclosure and protection of health-related and other personal information that could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g. Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (CPRA) generally went into effect on January 1, 2023 and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. The CCPA and the CPRA may increase our compliance costs and potential liability. Similar laws have been passed in Virginia, Utah, Connecticut and Colorado and proposed at the federal level and in other states. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. We received a Civil Investigative Demand in December 2022 related to the marketing, promotion and billing practices of the Company's SCS system. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payor insurance plans could impact demand for our product or result in additional pricing pressures.

For instance, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2025 Notes to their face amount over the respective terms of the 2025 Notes. We will report lower net income (or larger net losses) in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of the 2025 Notes could decline. As of December 31, 2022, we had outstanding a total of approximately 35.5 million shares of common stock, and approximately 10.3 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the 2025 Notes could decline.

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

Failure to protect our information technology infrastructure, and those of our third-party service providers, against cyberattacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, marketing, procurement and supply chain, manufacturing and distribution. We use enterprise information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses and malware (e.g. ransomware), “phishing” attacks and other social engineering schemes, attacks by computer hackers, natural disasters, terrorism, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, human error, catastrophic events, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Despite the precautionary measures we have taken to prevent breakdowns in our information technology and telephone systems, if our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur, it could result in a material disruption of our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and R&D facilities are located in Redwood City, California, where we lease and currently occupy approximately 50,740 square feet of office and laboratory space. In December 2016, we amended the original lease for our corporate headquarters in order to increase the space we occupy by approximately 49,980 square feet of office space adjacent to our corporate headquarters. Our obligations under the amended lease for the new space commenced on June 1, 2018. The term of the lease for our corporate headquarters and the new adjacent space ends on May 31, 2025. We believe our current headquarters, together with our additional adjacent space, is sufficient for our current and foreseeable business needs. We also lease a small storage facility in Australia and a small amount of warehouse space in San Carlos, California. In August 2020, we entered into a lease for approximately 35,411 square feet of manufacturing space to begin in April 2021 and to last through June 2031 at a facility in Costa Rica. We use this facility to build-out certain manufacturing capabilities to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities for products that we currently purchase from third-parties.

For additional information, see Note 7, Commitments and Contingencies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

The legal proceedings information set forth in Note 7, Commitments and Contingencies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded on the NYSE under the symbol “NVRO” since the initial public offering (IPO) of our common stock on November 6, 2014. Prior to that time, there was no public market for our common stock.

Holders of Record

As of February 8, 2022, there were approximately 14 stockholders of record of our common stock, and the closing price per share of our common stock was $37.35. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative five-year stockholder return on our common stock to two indices: the S&P 500 Composite Index and the S&P Healthcare Equipment Index. An investment of $100 is assumed to have been made in our common stock and in each of the indices on December 31, 2017 and its relative performance is tracked through December 31, 2022. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
$100 investment in stock or index	2017	2018	2019	2020	2021	2022
Nevro Corp. (NVRO)	$100.00	$56.33	$170.25	$250.72	$117.42	$57.36
S&P 500 (GSPC)	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
S&P Healthcare Equipment (SPSIHE)	$100.00	$109.25	$133.72	$177.62	$183.51	$140.31

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

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

Overview

We are a global medical device company focused on delivering comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in chronic pain treatment. We have developed and commercialized our HFX™ spinal cord stimulation (SCS) platform, which includes the Senza® SCS system, an evidence-based neuromodulation system for the treatment of chronic pain, with the Senza® HFX iQ™ platform being our latest addition to the Senza family of products. Our HFX solution is approved to deliver a versatile range of waveforms, including our proprietary, paresthesia-free 10 kHz Therapy and was demonstrated in our SENZA randomized controlled trial (RCT) to be superior to traditional SCS therapy, with 10 kHz Therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy. In addition to the original approval of our therapy in back and leg pain, we received approval of unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) in July 2021 in the United States and we received expanded labeling in non-surgical back pain (NSBP) in January 2022 in the United States. Our SENZA-RCT study, along with our SENZA-PDN clinical study, SENZA-NSRBP clinical study and European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.3 billion global SCS market by treating patients with debilitating chronic pain, including back and leg pain, NSBP and PDN.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our 10 kHz Therapy over traditional SCS. The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. Senza is currently reimbursed by all of the major insurance providers.

The tables below set forth our revenue from U.S. and international sales the past three years on a quarterly basis and total revenue for each of the past five years.

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022
Revenue from:	(in millions)
U.S. sales	$75.3	$51.0	$90.9	$94.6	$74.7	$85.0	$78.1	$88.4	$73.2	$89.0	$86.1	$99.8
International sales	12.2	5.4	17.5	15.1	13.9	17.3	15.2	14.3	14.6	15.2	14.3	14.1
Total revenue	$87.5	$56.4	$108.5	$109.7	$88.6	$102.3	$93.2	$102.8	$87.8	$104.2	$100.5	$113.8

	2018	2019	2020	2021	2022
Revenue from:	(in millions)
U.S. sales	$321.8	$326.0	$311.9	$326.2	$348.2
International sales	65.5	64.3	50.2	60.7	58.2
Total revenue	$387.3	$390.3	$362.0	$386.9	$406.4

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of December 31, 2022 was $607.2 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10 kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, including a sales organization that targets physician specialties involved in PDN treatment decisions, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

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

We rely on third-party suppliers for all of the components of our Senza products, and currently for the assembly of these systems. Several of these suppliers are currently single-source suppliers. We have entered into and/or amended several supply agreements in an effort to reinforce our supply chain. We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers makes us vulnerable to supply shortage problems and exposes us to greater lead times, increasing our risk of inventory obsolescence. In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins. We plan on conducting these manufacturing activities in a facility in Costa Rica, for which our lease began in April 2021. The integration process was completed in mid-2022, and we received approval from the FDA for the manufacture of our Senza system in the Costa Rica facility in September 2022. Even with this integration process completed, we expect that we will continue to rely on third-party manufacturers as we ramp our factory and in order to provide key components to support the assembly process. We have incurred and may continue to incur significant capital expenditures and implementation costs to initiate the manufacturing activities in our Costa Rica facility.

COVID-19 Pandemic and Macroeconomic Conditions

We are subject to impacts and risks related to public health crises, including epidemics and pandemics such as the COVID-19 pandemic and its lingering effects, as well as the impacts from adverse macroeconomic conditions. The COVID-19 outbreak has negatively impacted, and continues to negatively impact, our operations and revenues and overall financial condition as demand for elective procedures remains unpredictable and the number of Senza trials and permanent system implant procedures has not recovered to pre-pandemic levels. The demand for elective procedures has declined due to lowered patient and customer willingness to pursue elective procedures and due to government regulations to focus resources to the COVID-19 pandemic response rather than elective procedures. Medical procedure rates have similarly been impacted by other effects of the COVID-19 pandemic, including healthcare system staffing shortages, travel restrictions, quarantine restrictions, global and domestic supply chain disruptions, and new COVID-19 variants. For example, throughout 2021, the COVID-19 pandemic negatively impacted the global SCS therapy market, which we estimate decreased by approximately 5% to 10%. While restrictions in response to the COVID-19 pandemic have eased, these challenges may arise again at any time due to the unpredictability of the pandemic, and we continue to experience disruptions to our business as a result of patients and customers continuing to be cautious in restarting elective procedures in light of the continued risk posed by the virus.

Additionally, global and domestic supply chains and the timely availability of raw materials and products have been and may continue to be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future activities.

Our business and financial performance are significantly impacted by macroeconomic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russian and Ukraine, the COVID-19 pandemic, supply chain constraints, market uncertainty, volatility in exchange rates, inflationary trends, lower consumer confidence and evolving dynamics in the global trade environment, have impacted our business and financial performance. Such economic impacts could also impact the decision of patients and customers to seek and undertake elective procedures which would adversely impact our revenue and results of operations.

Furthermore, a recession or market correction resulting from the COVID-19 pandemic or other macroeconomic factors could materially affect our business and the value of our common stock. As a result of the COVID-19 pandemic, our customers, including hospitals, ASCs and physician offices, have experienced financial hardship and some of them may not fully recover. This could lead to some of these customers temporarily or permanently shutting down, filing for bankruptcy or being acquired by larger health systems, leading to reduced procedures and/or additional pricing pressure on our products. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States, Europe and Australia, which may continue even after the pandemic. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Senza systems sold after the pandemic has ended as a result of customer and patient reluctance to seek elective care treatment due to increase patient copays and similar financial considerations.

Adverse macroeconomic conditions and any future impacts from the COVID-19 pandemic, other pandemics or international tensions, could also result in significant disruption of global economic conditions and consumer trends, as well as a significant disruption in financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our 2.75% convertible senior convertible notes due 2025 (the 2025 Notes). Our ability to repay the 2025 Notes could also be adversely impacted by higher interest rates which could make it more difficult to access capital on favorable trends, or at all.

Important Factors Affecting our Results of Operations

In addition to the impact of COVID-19, we believe that the following factors have impacted, and we expect will continue to impact, our results of operations.

Macroeconomic Environment

The global economy is experiencing increased inflationary pressures, increased interest rates, supply chain issues, recession fears and lower consumer confidence as a result of current macroeconomic environment and lingering impacts from the COVID-19 pandemic as further described above, which we anticipate will continue. Higher interest rates and capital costs, increased costs of labor and volatile currency exchange rates are creating additional economic challenges. These conditions may cause patients to delay their decisions to seek medical elective procedures.

Furthermore, healthcare providers are experiencing and may continue to experience financial and operational pressures as a result of staffing shortages, the supply chain environment and increased inflation, which could impact their decision to prioritize medical elective procedures.

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

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of our products and the related implant procedure for patients. The revenue we are able to generate from sales of our products depends in large part on the availability of reimbursement from such payors. While we currently have a favorable National Coverage Determination (NCD) and reimbursement by Medicare for chronic back and leg pain, it is silent on PDN and NSBP, thus allowing the local Medicare Administrative Contractors (MACs) the ability to establish their own policy for these newer indications. Decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policies. These payors may deny reimbursement if they determine that the device or procedure was not medically necessary for the patient and used in accordance with the payor’s coverage policy.

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

During the third quarter of 2022, Novitas Solutions (Novitas) and First Coast Service Options (FCSO), the Medicare Administrative Contractors (MACs) that represent Arkansas, Colorado, Delaware, Florida, Louisiana, Maryland, Mississippi, New Jersey, New Mexico, Oklahoma, Pennsylvania and Texas, published draft Local Coverage Determinations (LCDs) titled, “Nerve Stimulators for Chronic Intractable Pain”, which propose updated coverage criteria for SCS devices with an explicit FDA approval to treat PDN that would include PDN refractory to conventional medical management. The MACs' review of these proposed LCDs is ongoing, and they remain subject to change. Potential finalization dates have not yet been announced. If finalized as proposed, these LCDs would mean that Medicare patients in all 50 states would be eligible for coverage for PDN and would add approximately 17 million covered Medicare lives.

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

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. The manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $4.2 million and $4.3 million for the years ended December 31, 2022 and 2021, respectively.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to help our commercialization efforts around and to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017. Most recently, we launched our next generation product platform, Senza Omnia, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approvals for our first Senza Omnia upgrade and a new trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. In January 2022, we received regulatory approval for expanded labeling to include NSBP. In October 2022, we received FDA approval of our latest generation SCS system, HFX iQ™, which we launched on a limited basis in the United States in the fourth quarter of 2022. We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and next generation IPGs. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of the 10 kHz Therapy through clinical data are all critical to increasing the adoption of this therapy. We initiated two randomized controlled trials in 2018, SENZA-PDN and SENZA-NSRBP, which are evaluating the 10 kHz Therapy for the treatment of PDN and NSBP, respectively.

The SENZA-PDN study is one of the largest randomized controlled trials (RCT) conducted in the field of spinal cord stimulation with 216 randomized patients. The study is evaluating paresthesia-free 10 kHz Therapy among patients diagnosed with PDN and refractory to conventional medical management (CMM). Patients were randomized one-to-one to CMM alone or CMM with 10 kHz Therapy. A crossover study design was used, where subjects who did not have adequate pain relief at 6 months were given the option to cross over to the other treatment arm. Subjects were followed for 24 months, with subjects who crossed over from CMM alone to CMM with 10 kHz Therapy followed for 24 months post-implantation. We presented the complete six-month and preliminary twelve-month data in January 2021 at the North American Neuromodulation Society (NANS) conference. In April 2021, the six-month data were published online in JAMA Neurology. In June 2021, the complete 12-month data, including the six-month crossover patient data, was presented at the American Diabetes Association 81st Scientific Sessions. In July 2021, the FDA approved the Senza System for the treatment of chronic intractable pain of the lower limbs, including unilateral and bilateral pain, associated with PDN. This approval is specific to Nevro’s unique 10 kHz SCS stimulation, and the Senza system was the first spinal cord stimulation system approved by the FDA with a specific indication to treat PDN. The study continues such that future follow-ups will be utilized for publication and expanded reimbursement payor coverage. In November 2021, the 12-month results and six-month crossover data were published online in Diabetes Care. Additionally, at the 2022 NANS conference in January 2022 and the International Neuromodulation Society (INS) conference in May 2022, we presented the complete 18-month results, including the 12-month crossover patient data, for our SENZA-PDN study. In June 2022, we presented the

24-month results, including the 18-month crossover patient data, at the American Diabetes Association (ADA) conference. In August 2022, the 12-month results and six-month crossover data on quality-of-life metrics were published in Mayo Clinic Proceedings: Innovations, Quality & Outcomes. Finally, in January 2023, we presented the full 24-month results from the SENZA-PDN study at the 2023 NANS conference, and publication of the full manuscript is planned in 2023.

At the 2021 NANS conference we also presented our three-month primary endpoint data of SENZA-NSRBP study, which includes patients with non-surgical refractory back pain (NSBP). NSBP is defined as chronic back pain in patients who have not had previous spine surgery, and based on an assessment from a spine surgeon, are not surgical candidates. The study compares patients receiving 10 kHz Therapy plus CMM to patients receiving CMM alone. Based on 6 month efficacy data showing profound improvements in pain and function with 10 kHz Therapy over CMM alone, in January 2022, the FDA approved the Senza System as an aid in the management of NSBP (intractable back pain without prior surgery and not a candidate for back surgery). At the 2022 NANS conference, we also presented our 12-month results, including six-month crossover patient data, for our SENZA-NSRBP study. Key findings at 12 months showed profound improvements in pain relief, function, quality of life measures, awareness of positive change and reduction in daily opioid use in NSRBP patients receiving 10 kHz Therapy at 12-months post-implant. Results also included comparable improvements for patients that crossed over from CMM to 10 kHz after 6 months. In February 2022, the SENZA-NSRBP 12-month results were published online in the Journal of Neurosurgery: Spine. We expect that this 12-month publication will be used to seek expanded payor coverage for this patient cohort. Finally, in January 2023, we presented the full 24-month results from the SENZA-NSRBP study at the 2023 NANS conference, and publication of the full manuscript is planned in 2023.

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

In 2015, we began issuing restricted stock units (RSUs). We account for stock-based compensation for the RSUs at their fair value, based on the closing market price of our common stock on the grant date. These costs are recognized on a straight-line basis over the requisite service period, which is generally the vesting term of three to four years.

In 2019, we granted performance stock units (PSUs) to our CEO, which entitle him to receive a number of shares of our common stock based on our stock price performance compared to a specified target composite index over a three-year period. The number of shares to be issued upon vesting ranges from zero to 3.5 times the number of PSUs granted, depending on the relative performance of our common stock compared to the targeted composite index. Beginning in 2020, we granted PSUs to certain member of the management team, subject to continued

service to the Company and based on the total shareholder return of the Company’s common stock price compared to the targeted composite index over a three-year period. The number of shares to be issued upon vesting of these PSUs range from 0 to 1.5 times the target number of shares granted, depending on the Company’s performance against the targeted composite index. In 2022, we granted PSU's that vest based on stock price. The fair value of these PSUs is determined by using the Monte Carlo simulation model, which is based on a discounted cash flow approach, and requires inputs such as expected volatility of our stock price, expected volatility of the targeted composite index, correlation between the changes in our stock price and the target composite index, risk-free interest rate and expected dividends. The expected volatility of our stock and the target composite index is based on the historical data. Correlation is based on the historical relationship between our stock price and the target composite index. The risk-free interest rate is based upon the treasury yield consistent with the vesting term of the grant. The expected dividend yield is zero. Stock-based compensation for these PSUs is recognized over the specified vesting period.

In 2022, we additionally granted performance stock units with vesting based upon the achievement of a specific financial target. The fair value for these performance-based awards is recognized over the period during which the goals are to be vested. Stock-based compensation expense recognized at fair value includes the impact of estimated probability that the goals would be achieved, which is assessed on quarterly basis.

We estimate the fair value of the rights to purchase shares by employees under our Employee Stock Purchase Plan using the Black-Scholes option pricing formula. Our Employee Stock Purchase Plan provides for consecutive six-month offering periods and we use our own historical volatility data in the valuation.

Income Tax

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on our net U.S. federal and state deferred tax assets as of December 31, 2022 and 2021. We intend to maintain a full valuation allowance on the federal and state deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2022, we had federal net operating loss carryforwards (NOLs) of $538.3 million, of which $330.8 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the 2017 Tax Act, as well as state NOLs of $300.0 million, of which $28.2 million may be carried forward indefinitely. If not utilized, the remaining federal NOLs will begin to expire in 2032 and the state NOLs will begin to expire in 2023. We have no significant foreign NOL carryforwards. We also have federal research tax credit carryforwards that will begin to expire in 2026 and California research tax credits that do not expire. Realization of these NOL and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could materially and adversely affect our results of operations.

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

Allowance for Doubtful Accounts

We make estimates as to the overall collectability of accounts receivable and provide an allowance for accounts receivable considered uncollectible based on current expected credit losses. We specifically analyze accounts receivable based on historical bad debt experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We record the adjustment in general and administrative expense. Our accounts receivable balance was $78.9 million, net of allowance of $1.3 million, as of December 31, 2022 and $70.5 million, net of allowance of $1.4 million, as of December 31, 2021.

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

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality. For example, the industry generally experiences lower revenues in the first and third quarters of the year and higher revenues in the fourth quarter. Our revenue has historically been impacted by these industry trends. Further, the impact of the buying patterns and implant volumes of hospitals and medical facilities, and third-party distributors may vary, and as a result could have an effect on our revenue from quarter to quarter. The normal seasonal fluctuations of our revenue have been disrupted by the COVID-19 pandemic, as we have seen significant fluctuations in our quarterly revenue based on current events directly caused by the pandemic. We have recorded revenue of approximately $348.2 million, $326.6 million and $311.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, for sales in the United States. We anticipate that our total revenue will increase as we continue our commercialization in the United States.

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

During 2021 and 2022, we had experienced significant legal expenses associated with our intellectual property litigation with Boston Scientific. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue, the timing and extent of our SG&A expense, and the direct impact of the COVID-19 pandemic on certain discretionary spend items such as travel and trade shows.

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

Comparison of the Years Ended December 31, 2022 and 2021

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
	2022	2021	Change
(in thousands)
Revenue	$406,365	$386,905	$19,460
Cost of revenue	129,998	120,863	9,135
Gross profit	$276,367	$266,042	$10,325
Gross margin	68%	69%	(1)%

Revenue. Revenue increased to $406.4 million in 2022 from $386.9 million in 2021, an increase of $19.5 million, or 5%. Revenue in the United States was $348.2 million in 2022, a 7% increase from $326.2 million in 2021. International revenue was $58.2 million, compared to $60.7 million in 2021. Our trial and permanent implant volumes in the United States increased from prior year. Our revenue in 2021 was negatively impacted by the COVID-19 pandemic, when the Delta and Omicron variants disrupted the pace of our recovery from the early days of the pandemic. Our international revenue continued to be impacted by COVID-related issues and adverse exchange conditions.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $130.0 million in 2022, compared to $120.9 million in 2021, an increase of $9.1 million, or 8%. This increase was primarily due to an increase of $4.9 million in the costs of manufactured product components and $3.1 million related to the write-down of inventory. Gross profit increased to $276.4 million in 2022 from $266.0 million in 2021, an increase of $10.3 million, or 4%. Gross profit as a percentage of revenue, or gross margin, decreased slightly to 68% in 2022 from 69% in 2021.

Operating Expenses

	Years Ended December 31,
	2022		2021
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$53,065	13%	$47,665	12%	$5,400
Sales, general and administrative	322,138	79%	309,311	80%	12,827
Certain litigation charges (credits)	(105,000)	(26)%	20,000	5%	(125,000)
Total operating expenses	$270,203	66%	$376,976	97%	$(106,773)

Research and Development (R&D) Expenses. R&D expenses increased to $53.1 million in 2022 from $47.7 million in 2021, an increase of $5.4 million, or 11%. The increase was primarily due to an increase in personnel expenses of $7.7 million, which were partially offset by a decrease in research and development project expenses of $3.6 million.

Sales, General and Administrative (SG&A) Expenses. SG&A expenses increased to $322.1 million in 2022 from $309.3 million in 2021, an increase of $12.8 million, or 4%. This increase was primarily due to an increase in personnel expenses of $27.1 million, travel and conference costs of $6.0 million and software expenses of $2.3 million, which were partially offset by a decrease in legal spend of $15.1 million primarily related to IP litigation excluding certain litigation charges noted below, marketing initiatives of $6.1 million and outside service expenses of $1.5 million.

Certain litigation charges. On August 1, 2022, we announced that we had reached an agreement with Boston Scientific to settle our ongoing intellectual property litigation. Pursuant to the parties’ settlement, we received a payment from Boston Scientific of $85.0 million, and Boston Scientific released the $20.0 million verdict it was awarded by a Delaware jury on November 1, 2021, which we accrued and expensed in the three months ended September 30, 2021. As a result of the settlement agreement in August 2022, we recorded the $85.0 million and the $20.0 million release of the jury award as a credit to certain litigation charges (credits) in the three months ended September 30, 2022.

Interest Income, Interest Expense, Other Income (Expense), Net, Loss on Extinguishment of Debt and Provision for Income Taxes

	Years Ended December 31,
	2022	2021	Change
(in thousands)
Interest income	$4,021	$671	$3,350
Interest expense	(6,432)	(19,749)	13,317
Other income (expense), net	511	(814)	1,325
Provision for income taxes	1,263	534	729

Interest Income. Interest income increased to $4.0 million in 2022 from $0.7 million in 2021, primarily as a result of an increase in our investment yield rate, as well as an increased cash balance from the settlement of litigation with Boston Scientific.

Interest Expense. Interest expense decreased to $6.4 million in 2022 from $19.7 million in 2021. The year ended December 31, 2021 included $5.0 million of interest expense and amortization of debt discount and debt issuance costs related to the issuance of the 2021 Notes, which were settled in June 2021, and are no longer outstanding in 2022. Additionally, with the adoption of ASU 2020-06 in January 2022, interest expense due to the amortization of debt discounts and debt issuance costs is reduced by $8.3 million as a result of accounting for the 2025 Notes as a single liability measured at its amortized cost.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, and the gains and losses from the remeasurement of foreign-denominated balances. We recorded a net gain of $0.7 million in 2022 and a net loss of $0.7 million in 2021 in relation to the two items previously mentioned. Our remeasurement gains and losses are affected by changes in the foreign currency translation rates of the countries in which we conduct business.

Income Tax Expense. Income tax expense was $1.3 million in 2022 and $0.5 million in 2021. Our income tax expense is associated primarily with foreign and state income taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance on the majority of our deferred tax assets. The change in income tax expense was primarily due to changes in foreign income taxes on profits realized by our foreign subsidiaries.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021. In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025. Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. At December 31, 2022, we had cash, cash equivalents and short-term investments of $374.4 million. Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

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

We may continue to seek funds through equity or debt financings, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. Should we choose to raise additional capital, the requirements will depend on many factors, including:

•
the lingering impact from the COVID-19 pandemic and any recession or other market correction resulting from the pandemic;
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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years Ended December 31,
	2022	2021	2020
(in thousands)
Net cash provided by (used in)
Operating activities	$24,675	$(41,881)	$1,191
Investing activities	64,290	201,715	(369,868)
Financing activities	(2,457)	(169,381)	346,905
Effect of exchange rate on cash flows	(845)	(340)	646
Net increase (decrease) in cash, cash equivalents and restricted cash	$85,663	$(9,887)	$(21,126)

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $24.7 million for the year ended December 31, 2022. This is primarily due to the Company incurring a net income of $3.0 million, as well as the recording of non-cash stock based compensation expense of $56.8 million, write-down of inventories of $4.2 million, depreciation and amortization of $6.2 million, and amortization of operating lease assets of $4.1 million. These changes were offset by decreases in other long-term liabilities of $25.0 million and net accounts payable and accrued liabilities of $3.0 million, as well as increases in accounts receivable of $9.6 million, inventory of $7.8 million, and prepaids and other assets of $3.5 million. Net cash used in operating activities was $41.9 million for the year ended December 31, 2021, primarily due to the net losses during the period of $131.4 million. The cash used in operating activities for the year ended December 31, 2021 was also affected by an increase in inventories of $17.2 million. These changes were offset by a net increase in accounts payable and accrued liabilities of $12.2 million, an increase in other long-term liabilities of $14.2 million and a decrease in accounts receivable of $8.2 million, as well as non-cash stock based compensation expense of $44.4 million, non-cash interest expense of $13.3 million, depreciation and amortization of $4.9 million, write-down of inventories of $4.3 million and amortization of operating lease assets of $3.8 million. Net cash provided by operating activities was $1.2 million for the year ended December 31, 2020. The cash provided by operating activities for the year ended December 31, 2020 was affected by a decrease in prepaids and other assets of $7.5 million, a decrease in accounts receivable of $3.4 million, and a decrease in inventory of $2.5 million, as well as non-cash stock based compensation expense of $42.7 million, non-cash interest expense of $14.9 million, inventory write-down of $5.4 million, depreciation and amortization of $4.8 million, amortization of operating lease assets of $3.4 million and provision of doubtful accounts of $2.2 million. These changes were offset by a net loss of $83.1 million for the year and a decrease in long term liabilities of $2.4 million.

Cash Used in Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments, and purchases of property and equipment. For the year ended December 31, 2022, we had net proceeds from the sales and maturity of investments of $71.8 million and purchases in property and equipment of $7.5 million. For the year ended December 31, 2021, we had net proceeds from the sales and maturity of investments of $214.1 million and purchases in property and equipment of $12.3 million. For the year ended December 31, 2020, we had net purchases of investments of $371.3 million and purchases in property and equipment of $6.0 million, offset by the receipt of $7.5 million for the repayment of secured convertible notes from a private company.

Cash Provided by Financing Activities. Cash used in financing activities was $2.5 million for the year ended December 31, 2022, comprised of tax withholdings for net share settlement of $8.9 million, offset by proceeds from issuance of common stock of $6.4 million. Cash used in financing activities was $169.4 million for the year ended December 31, 2021. We paid $172.5 million to settle the principal for our 2021 Notes. Additionally, we had tax withholdings of $8.1 million, offset by proceeds from issuance of common stock of $11.2 million. Cash provided by financing activities was $346.9 million for the year ended December 31, 2020. The majority of this cash was from the proceeds of $183.6 million, net of issuance costs, from the 2025 Notes and the proceeds of $147.1 million, net of issuance costs, from the concurrent public common stock offering. The cash received from these activities was offset by a net $17.5 million cost of convertible note hedge and warrant transactions, which included the $52.4 million purchase of convertible note hedges and proceeds of $34.9 million related to the sale of warrants. Additionally, we received cash of $33.6 million from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan, net of tax withholdings.

Contractual Obligations and Commitments

We have lease obligations primarily consisting of operating leases for our principal offices, which expire as set forth below, and for our warehouse space. In 2020, we also entered into an operating lease for a manufacturing facility with an expiration date of June 2031.

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

In August 2020, we entered into a lease for approximately 35,411 square feet of manufacturing space to begin in April 2021 and to last through June 2031 at a facility in Costa Rica, under which we are obligated to pay approximately $3.9 million in lease payments over the term of the lease. We currently use this facility to build-out certain manufacturing capabilities so that we can vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities.

We have also entered into a service agreement for which we are committed to pay $2.9 million in each of the next two years over the term of the service agreement.

As of December 31, 2022, our contractual obligations related to the 2025 Notes are payments of interest of $5.2 million due each year from 2023 through 2024, and payments of interest and principal totaling $192.4 million due in 2025.

The following table summarizes our contractual obligations as of December 31, 2022 (in thousands):

	Payment date by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(in thousands)
Notes payable, including contractual interest	$202,795	$5,218	$197,577	$—	$—
Lease obligations	17,453	6,019	9,050	822	1,562
Purchase obligations	65,951	22,880	43,071	—	—
Total	$286,199	$34,117	$249,698	$822	$1,562

Off-Balance Sheet Arrangements

Through December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 7, Commitments and Contingencies, of Notes to the Consolidated Financial Statements within Part II, Item 8 of this Annual Report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2022, we had cash and cash equivalents of $120.4 million, consisting of cash and money market funds, and short-term investments of $254.0 million, consisting of agency bonds, commercial paper, and treasury bonds. We maintained investments in money market funds that were not federally insured during the year ended December 31, 2022 and held cash in foreign banks of approximately $18.6 million at December 31, 2022 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction gains of $0.7 million for the year ended December 31, 2022, losses of $0.7 million for the year ended December 31, 2021 and gains of $41,000 for the year ended December 31, 2020. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the year ended December 31, 2021 would have affected the Company’s net income of $3.0 million by approximately 103%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nevro Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nevro Corp. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for debt in 2022.

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

Inventory Valuation-Excess and Obsolete Inventory

As described in Notes 2 and 6 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. Management regularly reviews inventory quantities compared to forecasted sales to record a provision for excess and obsolete inventory when appropriate. Inventory write downs are recorded for excess and obsolete inventory. Management estimates forecasted sales considering product acceptance in the marketplace, customer demand, historical sales, product obsolescence, and technological innovations. As of December 31, 2022, total inventories were $99.6 million.

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

February 21, 2023

We have served as the Company’s auditor since 2008.

Nevro Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$120,373	$34,710
Short-term investments	254,012	327,317
Accounts receivable, net of allowance for doubtful accounts of $1,270 and $1,385 at December 31, 2022 and 2021, respectively	78,930	70,475
Inventories	99,638	93,517
Prepaid expenses and other current assets	9,984	5,185
Total current assets	562,937	531,204
Property and equipment, net	22,271	20,664
Operating lease assets	13,430	17,577
Other assets	3,164	4,493
Restricted cash	606	606
Total assets	$602,408	$574,544
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$26,849	$31,999
Accrued liabilities	47,168	45,517
Other current liabilities	5,195	4,687
Total current liabilities	79,212	82,203
Long-term debt	186,867	151,310
Long-term operating lease liabilities	10,296	15,402
Other long-term liabilities	2,157	22,013
Total liabilities	278,532	270,928
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2022 and 2021, respectively; zero shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at December 31, 2022 and 2021, respectively; 36,203,423 and 35,709,570 shares issued at December 31, 2022 and 2021, respectively; 35,520,507 and 35,026,654 shares outstanding at December 31, 2022 and 2021, respectively	35	35
Additional paid-in capital	934,132	928,138
Accumulated other comprehensive income / (loss)	(3,094)	(364)
Accumulated deficit	(607,197)	(624,193)
Total stockholders’ equity	323,876	303,616
Total liabilities and stockholders’ equity	$602,408	$574,544

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Revenue	$406,365	$386,905	$362,048
Cost of revenue	129,998	120,863	112,146
Gross profit	276,367	266,042	249,902
Operating expenses
Research and development	53,065	47,665	45,600
Sales, general and administrative	322,138	309,311	267,154
Certain litigation charges	(105,000)	20,000	—
Total operating expenses	270,203	376,976	312,754
Income (loss) from operations	6,164	(110,934)	(62,852)
Interest income	4,021	671	2,956
Interest expense	(6,432)	(19,749)	(21,806)
Other income (expense), net	511	(814)	(495)
Income (loss) before income taxes	4,264	(130,826)	(82,197)
Provision for income taxes	1,263	534	868
Net income (loss)	3,001	(131,360)	(83,065)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	(1,667)	(469)	991
Changes in unrealized losses on short-term investments, net	(1,063)	(493)	(80)
Net change in other comprehensive income (loss)	(2,730)	(962)	911
Comprehensive income (loss)	$271	$(132,322)	$(82,154)
Net income (loss) per share
Basic	$0.08	$(3.77)	$(2.47)
Diluted	$0.08	$(3.77)	$(2.47)
Weighted average number of common shares used to net income (loss) per share
Basic	35,317,644	34,823,258	33,677,641
Diluted	35,525,255	34,823,258	33,677,641

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2019	31,544,361	$32	$626,401	$(409,768)	$(313)	$216,352
Issuance of common stock upon underwritten public offering, net of issuance costs	1,868,750	2	147,142	—	—	147,144
Conversion feature of convertible senior notes due 2025, net of allocated costs	—	—	48,340	—	—	48,340
Purchase of bond hedges	—	—	(52,390)	—	—	(52,390)
Sales of warrants	—	—	34,933	—	—	34,933
Exercise of common stock options	756,797	1	34,624	—	—	34,625
Issuance of common stock upon release of restricted stock units	395,971	—	—	—	—	—
Shares withheld for tax obligations	(62,782)	—	(8,564)	—	—	(8,564)
Issuance of common stock under employee stock purchase plan	79,967	—	7,513	—	—	7,513
Stock based compensation	—	—	42,661	—	—	42,661
Net loss	—	—	—	(83,065)	—	(83,065)
Other comprehensive loss	—	—	—	—	911	911
Balances at December 31, 2020	34,583,064	35	880,660	(492,833)	598	388,460
Exercise of common stock options	90,582	—	4,331	—	—	4,331
Issuance of common stock upon release of restricted stock units	346,602	—	—	—	—	—
Shares withheld for tax obligations	(58,787)	—	(8,062)	—	—	(8,062)
Issuance of common stock under employee stock purchase plan	65,197	—	6,849	—	—	6,849
Issuance of common stock from conversion of convertible senior notes due 2021	682,912	1	(1)			—
Exercise of bond hedge for convertible senior notes due 2021	(682,916)	(1)	1			—
Stock based compensation	—	—	44,360	—	—	44,360
Net loss	—	—	—	(131,360)	—	(131,360)
Other comprehensive loss	—	—	—	—	(962)	(962)
Balances at December 31, 2021	35,026,654	35	928,138	(624,193)	(364)	303,616
Adjustments from adoption of ASU 2020-06 (See Note 2)	—	—	(48,340)	13,995	—	(34,345)
Exercise of common stock options	26,091	—	1,203	—	—	1,203
Issuance of common stock upon release of restricted stock units and performance stock units	474,941	—	—	—	—	—
Shares withheld for tax obligations	(137,638)	—	(8,850)	—	—	(8,850)
Issuance of common stock under employee stock purchase plan	130,459	—	5,190	—	—	5,190
Stock based compensation	—	—	56,791	—	—	56,791
Net income	—	—	—	3,001	—	3,001
Other comprehensive loss	—	—	—	—	(2,730)	(2,730)
Balances at December 31, 2022	35,520,507	$35	$934,132	$(607,197)	$(3,094)	$323,876

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$3,001	$(131,360)	$(83,065)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	6,180	4,882	4,794
Amortization of operating lease assets	4,147	3,796	3,392
Stock-based compensation expense	56,798	44,367	42,655
Amortization of premium (accretion of discount) on short-term investments	408	1,510	320
Provision for (recovery of) doubtful accounts	285	(1,528)	2,165
Write-down of inventory	4,187	4,257	5,366
Loss on disposal of equipment	—	—	12
Amortization of debt discount and issuance costs	1,213	13,263	14,946
Unrealized gains (losses) on foreign currency transactions	(2,654)	3,083	(184)
Changes in operating assets and liabilities
Accounts receivable	(9,611)	8,205	3,369
Inventories	(7,828)	(17,225)	2,523
Prepaid expenses and other current assets	(4,830)	(1,027)	5,666
Other assets	1,330	(451)	1,802
Accounts payable	(5,646)	9,006	7,678
Accrued liabilities	2,657	3,185	(7,897)
Other long-term liabilities	(24,962)	14,156	(2,351)
Net cash provided by / (used in) operating activities	24,675	(41,881)	1,191
Cash flows from investing activities
Purchases of short-term investments	(268,218)	(446,916)	(668,371)
Proceeds from maturity of short-term investments	340,050	660,971	297,028
Repayment from (investment in) private company	—	—	7,500
Purchases of property and equipment	(7,542)	(12,340)	(6,025)
Net cash provided by / (used in) investing activities	64,290	201,715	(369,868)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net	—	—	147,144
Proceeds from issuance of convertible notes	—	—	189,750
Convertible notes debt issuance costs	—	—	(6,105)
Proceeds from issuance of warrants	—	—	34,933
Purchase of convertible note hedges	—	—	(52,390)
Repayment of convertible notes	—	(172,500)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(8,850)	(8,062)	(8,564)
Proceeds from issuance of common stock to employees	6,393	11,181	42,137
Net cash provided by / (used in) financing activities	(2,457)	(169,381)	346,905
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(845)	(340)	646
Net increase (decrease) in cash, cash equivalents and restricted cash	85,663	(9,887)	(21,126)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of year	35,316	45,203	66,329
Cash, cash equivalents and restricted cash at end of year	$120,979	$35,316	$45,203
Supplemental disclosures of cash flow information
Cash paid for income taxes	$527	$1,283	$1,307
Cash paid for interest	$5,218	$6,728	$5,555
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$766	$526	$850

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

During the year ended December 31, 2022, the Company had net income of $3.0 million and had $24.7 million of cash provided by operations. At December 31, 2022, the Company had an accumulated deficit of $607.2 million. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock public offerings and underwritten public offerings of convertible senior notes. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses to meet its obligations as they become due. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

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

Foreign Currency Translation

The Company’s consolidated financial statements are prepared in U.S. dollars (USD). Its foreign subsidiaries in Europe and Australia use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the monthly average exchange rates during the period when the transaction occurs. The resulting foreign currency translation adjustments from this process are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Unrealized foreign exchange gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the reporting entity are recorded in other income (expense), net. The Company recorded net unrealized foreign currency transaction gains of $3.1 million during the year ended December 31, 2022, losses of $3.3 million during the year ended December 31, 2021 and gains of $0.3 million during the year ended December 31, 2020. Additionally, realized gains and losses resulting from transactions denominated in currencies other than the local currency are recorded in other income (expense), net. The Company recorded realized foreign currency transaction losses of $2.4 million during the year ended December 31, 2022, gains of $2.6 million during the year ended December 31, 2021 and losses of $0.2 million during the year ended December 31, 2020.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the years ended December 31, 2022 and 2021, and held cash in foreign banks of approximately $18.6 million and $8.6 million at December 31, 2022 and 2021, respectively, that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

The Company makes estimates of the collectability of accounts receivable and provide an allowance for accounts receivable considered uncollectible based on current expected credit losses. In doing so, the Company analyzes historical bad debt trends, customer concentrations, customer credit worthiness, the age of the receivable, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. For the years ended December 31, 2022, 2021 and 2020, the Company recognized bad debt expenses of $0.3 million, $0.1 million and $2.8 million, respectively.

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

For the remaining sales, which are sent from the Company’s distribution centers directly to hospitals and medical facilities, as well as distributor sales, where product is ordered in advance of an implantation, the transfer of control occurs at the time of shipment of the product. These customers are obligated to pay within specified terms regardless of when or if they ever sell or use the products. The Company does not offer rights of return or price protection. To the extent the Company has a post-delivery obligation, such as programming devices that have been delivered as part of a direct-ship order, the Company defers revenue and the associated cost of goods sold associated with the post-delivery obligation only if the amounts are deemed material. For the periods presented, the amounts have not been material.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives, recorded through December 31, 2022.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all share-based payments including stock options. The Company estimates forfeitures expected to occur to determine the amount of compensation cost recognized in each period.

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

The Company accounts for stock-based compensation for the restricted stock units at their fair value, based on the closing market price of the Company’s common stock on the grant date. These costs are recognized on a straight-line basis over the requisite service period, which is generally the vesting term of three to four years.

The Company grants performance stock units with vesting based on its stock price performance compared to a specified target composite index over a certain period, as well as performance stock units with vesting based on absolute stock price. The fair value of these grants is determined by using the Monte Carlo simulation model, which is based on a discounted cash flow approach, and requires inputs such as expected volatility of our stock price, expected volatility of the targeted composite index, correlation between the changes in our stock price and the target composite index, risk-free interest rate and expected dividends. The expected volatility of our stock and the target composite index is based on the historical data. Correlation is based on the historical relationship between our stock price and the target composite index. The risk-free interest rate is based upon the treasury yield consistent with the vesting term of the grant. The expected dividend yield is zero. Stock-based compensation for these performance stock units is recognized over the specified vesting period.

The Company additionally issues performance stock units with vesting based upon the achievement of a specific financial target. The fair value for these performance-based awards is recognized over the period during which the goals are to be vested. Stock-based compensation expense recognized at fair value includes the impact of estimated probability that the goals would be achieved, which is assessed prior to the requisite service period for the specific goals.

Excess tax benefits or deficiencies from share-based award activity are reflected in the consolidated statements of operations as a component of the provision for income taxes.

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares and potentially dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. Potentially dilutive common stock equivalents include the common stock options, restricted stock units and performance stock units. Additionally, upon adoption of ASU 2020-06 on January 1, 2022, the Company uses the if-converted method and presumes share settlement for its 2025 Notes when calculating the dilutive effect of these notes. Prior to the adoption, the Company applied the treasury stock method when calculating the potential dilutive effect, if any, of the convertible senior notes which were intended to settle or have settled in cash the principal outstanding. Furthermore, in connection with the offerings of the convertible senior notes, the Company entered into convertible note hedges and warrants. However, the convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. Warrants were considered anti-dilutive to the extent that their strike price were above the Company's average share price during the period.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, entities will account for the convertible debt as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method as of January 1, 2022. The adoption of ASU 2020-06 resulted in an increase of $34.3 million to long term debt to reflect the full principal amount of the convertible senior notes due 2025 issued in April 2020 (2025 Notes), net of debt issuance costs, a reduction of $48.3 million to additional paid-in capital to remove the equity component separately recorded for the conversion features and the debt issuance costs allocated to the conversion feature and a cumulative-effect adjustment of $14.0 million reducing the beginning balance of accumulated deficit as of January 1, 2022. Upon the adoption of ASU 2020-06, interest expense is reduced as the Company no longer recognizes any amortization of debt discounts as interest expense due to the removal of the unamortized debt discounts.

The cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2022 for the adoption of ASU 2020-06 were as follows (in thousands):

	Balance at	Adjustments Due	Balance at
	December 31, 2021	to ASU 2020-06	January 1, 2022
Long term debt	$151,310	$34,345	$185,655
Additional paid-in capital	$928,138	$(48,340)	$879,798
Accumulated deficit	$(624,193)	$13,995	$(610,198)

3. Revenue

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$348,166	$326,216	$311,873
International	58,199	60,689	50,175
Total revenue	$406,365	$386,905	$362,048

The United States is the only country that accounts for 10% or more of the revenue during the periods presented:

	Years Ended December 31,
	2022	2021	2020
United States	86%	84%	86%

There were no customers that accounted for 10% or more of the Company’s revenue for each of the years ended December 31, 2022, 2021 and 2020. Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of December 31, 2022 and 2021.

In July 2021, the Company received FDA approval of its proprietary 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN). For the year ended December 31, 2022, PDN represented approximately 12% of worldwide permanent implant procedures, which resulted in approximately $48.0 million in revenue. For the year ended December 31, 2021, worldwide revenue includes approximately $5.7 million of revenue for PDN indication since the July 2021 FDA approval. The Company classifies PDN revenue by using estimates and assumptions based on historical experiences and knowledge of current conditions, given available information.

4. Leases

As of December 31, 2022, the Company has leases with remaining terms of 2 year to 9 years, some of which may include options to extend the lease term for up to 5 years.

The weighted average lease terms and discounts rates are as follows:

	December 31,
	2022	2021
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	3.38 years	4.20 years
Weighted-average discount rate	7.0%	7.0%

As of December 31, 2022, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2023	$6,019
2024	6,201
2025	2,849
2026	405
2027	417
Thereafter	1,561
Total lease payments	17,452
Less: Interest	(1,961)
Present value of lease liabilities	$15,491

Supplemental lease cost information are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Operating lease cost	$5,370	$5,243

Supplemental balance sheet information are as follows (in thousands):

	December 31,
	2022	2021
Operating Leases:
Operating lease assets	$13,430	$17,577

Other current liabilities	$5,195	$4,588
Long term operating lease liabilities	10,296	15,402
Total operating lease liabilities	$15,491	$19,990

Supplemental cash flow information are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$5,720	$5,253

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

Cash Equivalents and Short Term Investments

The Company’s cash equivalents include investments in money market funds which are unrestricted as to withdrawal or use and are classified as Level 1 of the fair value hierarchy. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the quoted price in active markets for identical assets that the Company has the ability to access. At December 31, 2022 and 2021, the Company’s cash equivalents were held in institutions in the United States. The Company’s cash equivalents and short-term investments also includes agency bonds, commercial paper, corporate notes and treasury bonds, which have been classified within Level 1 or Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of any broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Balance as of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$92,318	$—	$—	$92,318
Agency bonds (ii)	—	183,678	—	183,678
Commercial paper (ii)	—	24,742	—	24,742
Treasury bonds (ii)	45,592	—	—	45,592
Total assets	$137,910	$208,420	$—	$346,330

Balance as of December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$9,562	$—	$—	$9,562
Agency bonds (ii)	—	42,538	—	42,538
Commercial paper (ii)	—	61,884	—	61,884
Corporate notes (iii)	—	30,351	—	30,351
Treasury bonds (ii)	197,552	—	—	197,552
Total assets	$207,114	$134,773	$—	$341,887

(i)
Included in cash and cash equivalents on the consolidated balance sheets.
(ii)
Included in short-term investments on the consolidated balance sheets.
(iii)
Included in either cash and cash equivalents or short-term investments on the consolidated balance sheets.

Convertible Senior Notes

On June 1, 2021, the Company settled the 2021 Notes at maturity, and as of December 31, 2021, the 2021 Notes were no longer outstanding. As of December 31, 2022 and 2021, the fair value of the 2.75% convertible senior notes due 2025 was $174.2 million and $212.0 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

6. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$184,666	$2	$(990)	$183,678
Commercial paper	24,767	5	(30)	24,742
Treasury bonds	46,008	—	(416)	45,592
Total securities	$255,441	$7	$(1,436)	$254,012

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$42,546	$—	$(8)	$42,538
Commercial paper	61,886	2	(4)	61,884
Corporate notes	30,371	—	(20)	30,351
Treasury bonds	197,889	2	(339)	197,552
Total securities	$332,692	$4	$(371)	$332,325

Realized gains or losses from the sale of investments and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold was determined based on the specific identification method. The amount of realized gains and realized losses on investments for the periods presented have not been material.

The amortized costs and estimated fair values of the Company’s available-for-sale securities by contractual maturities as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$194,038	$192,785
Amounts after one year through five years	61,403	61,227
Total investment securities	$255,441	$254,012

Inventories (in thousands)

	December 31,
	2022	2021
Raw materials	$53,384	$50,160
Work in process	1,195	—
Finished goods	45,059	43,357
Total inventories	$99,638	$93,517

The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, for the year ended December 31, 2022, the Company recognized total write-downs of $4.2 million for its inventories. For the years ended December 31, 2021 and 2020, the Company recognized total write-downs of $4.3 million and $5.4 million, respectively, for its inventories.

Property and Equipment, Net (in thousands)

	December 31,
	2022	2021
Laboratory equipment	$11,482	$8,722
Computer equipment and software	18,626	16,349
Furniture and fixtures	4,421	4,215
Leasehold improvements	10,589	10,316
Construction in process	5,984	3,717
Total	51,102	43,319
Less: Accumulated depreciation and amortization	(28,831)	(22,655)
Property and equipment, net	$22,271	$20,664

Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 was $6.2 million, $4.9 million and $4.8 million, respectively.

Restricted Cash

Restricted cash as of December 31, 2022 and 2021 includes certificates of deposit of $0.6 million representing collateral for the Company’s Redwood City, CA building lease pursuant to an agreement dated March 5, 2015.

Accrued Liabilities (in thousands)

	December 31,
	2022	2021
Accrued payroll and related expenses	$35,341	$30,957
Accrued professional fees	1,425	6,547
Accrued taxes	1,910	1,074
Accrued clinical and research expenses	282	305
Accrued interest	1,305	1,305
Accrued warranty	866	664
Accrued other	6,039	4,665
Total accrued liabilities	$47,168	$45,517

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

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and provides a limited one- to five-year warranty. Activities related to warranty obligations were as follows (in thousands):

	December 31,
	2022	2021
Beginning Balance	$664	$699
Provision for warranty	3,239	2,846
Utilization	(3,037)	(2,881)
Ending Balance	$866	$664

Supply Agreements

The Company has entered into supply agreements with certain of the Company’s suppliers that required certain minimum annual purchase agreements. As of December 31, 2022, the Company had minimum annual purchase commitments of $19.9 million due in 2023 and $20.1 million due in each of 2024 and 2025. As of December 31, 2021, the Company had $0.9 million of annual purchase commitments. As of December 31, 2020, the Company had no annual purchase commitments.

The Company also entered into a service agreement in January 2020 for which it is committed to pay $2.9 million annually in each of the next two years.

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

The Mayo License terminates upon the expiration of (1) the last to expire of the licensed patents or (2) our obligation to pay royalties, whichever is later. Such obligations may be subject to change if: (1) additional relevant patents issue that are subject to the Mayo License; or (2) we launch an SCS product, which is subject to the Mayo License, in another country. In late 2022, the Company began sales in a new country. Therefore, for the year ended December 31, 2022, royalty expenses were less than $10,000. Royalties expenses during the years ended December 31, 2021 and 2020 were $0 and $3.1 million, respectively.

In November 2014, the Company issued Mayo 20,833 shares of common stock owed in connection with the IPO pursuant to the terms of the license, and recorded noncash research and development expense of $0.5 million for the fair value of the shares on the date of issuance.

Contingent Consideration

In February 2019, the Company entered into an agreement with a privately-held company to, among other things, provide the privately-held company financing in the form of a secured convertible note. Through March 31, 2020, the Company has provided financing totaling $8.5 million in the form of two secured convertible notes. The agreement additionally provides the Company with the exclusive right, but not the obligation, to acquire the privately-held company. As of December 31, 2019, the value of the secured convertible notes, measured at amortized cost, was $7.9 million, while the value of certain rights in relation to the agreement, measured at cost and monitored for impairment on an ongoing basis, was $1.0 million. These amounts are reported in Other Assets on the Consolidated Balance Sheet. The accretion of amortized cost is recorded in Interest Income, while any changes in value from impairment assessment are recorded in Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Income. The Company concluded that the privately-held company is a variable interest entity; however, the Company is not the primary beneficiary as it does not retain power to direct the activities that most significantly impact its economic performance.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2022 and 2021.

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

On February 23, 2021, the Company filed a patent infringement lawsuit against Boston Scientific alleging that its January 2021 launch of the WaveWriter Alpha™ SCS System infringes five of the Company’s patents covering spinal cord stimulation technology related to delivering paresthesia-free therapy at frequencies below 1,200 Hz. The lawsuit, filed in the U.S. District Court for the District of Delaware (the Delaware III litigation), sought unspecified damages and attorney’s fees, as well as preliminary and/or permanent injunctive relief against further infringement. The Company expected a trial for the Delaware III litigation would be held in October 2023. With regard to the Delaware III litigation, Boston Scientific filed inter partes review petitions against three of the five asserted patents; specifically, U.S. Patent Nos. 8,829,209; 10,576,286; and 10,556,112. The PTAB’s institution decisions for these inter partes reviews were expected in August 2022. However, Boston Scientific’s inter partes review petitions were withdrawn as a result of the settlement discussed below.

On August 1, 2022, the Company finalized its agreement with Boston Scientific to settle their ongoing intellectual property litigations. Pursuant to the parties’ settlement, Nevro received a net payment from Boston Scientific of $85.0 million in cash, and Boston Scientific released the $20.0 million verdict it was awarded by a Delaware jury on November 1, 2021 in the aforementioned Delaware I case. As a result of the release, Nevro reversed the liability related to the $20.0 million loss contingency that it accrued in the period ended September 30, 2021. In addition, Nevro granted Boston Scientific a worldwide, non-exclusive, non-transferable license to practice paresthesia-free therapy at frequencies below 1,500 Hz and a covenant not to sue for any features embodied in any current Boston Scientific products for frequencies below 1,500 Hz. Boston Scientific also granted Nevro a worldwide, non-exclusive, non-transferable license under Boston Scientific’s asserted patent families and a covenant not to sue for any features embodied in any current Nevro products.

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

Flathead Partners Litigation/Arbitration

On July 15, 2022, the Company filed a lawsuit in the U.S. District Court for the Northern District of California for breach of contract against Flathead Partners, LLC, the Mayo Foundation for Medical Education and Research, and Mayo Clinic Ventures (herein referred to as “Flathead Partners”). The Company’s suit alleged that Flathead Partners breached the 2006 license agreement between the Company and the Mayo Clinic (referred to in the Company’s 10-K filing as the “Mayo License”), when Flathead Partners unilaterally asserted control of pending U.S. Patent Application 16/286,389 (the “’389 Application”), which is subject to the Mayo License. The suit sought to enjoin the Flathead Partners from taking any action at the U.S. Patent Office with respect to the ‘389 Application, and to thereafter engage in an arbitration as called for in the Mayo License. On July 27, 2022, the Flathead Partners agreed to enter into an arbitration to determine which party shall have control of prosecution of the ‘389

Application, and whether there are ongoing royalty obligations under the Mayo License. Therefore, Nevro dismissed the lawsuit in the Northern District of California. The parties have since been engaged in an arbitration.

Civil Investigative Demand

In December 2022, the Company received a civil investigative demand (CID) pursuant to the federal False Claims Act from the United States Attorney’s Office for the Northern District of California seeking information relating to the Company’s spinal cord stimulation system (SCS System). The CID primarily relates to marketing, promotion and billing practices, not the therapeutic or safety attributes of the Company’s SCS System. The Company maintains rigorous policies and procedures designed to promote compliance with the federal False Claims Act and other regulatory requirements, and is cooperating in this matter and providing the requested information.

8. Long-term Debt

2021 Notes and Convertible Note Hedge and Warrant Transactions

In June 2016, the Company issued $150.0 million aggregate principal amount of 1.75% convertible senior notes due in June 2021 in a registered underwritten public offering and an additional $22.5 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the underwriters (the 2021 Notes). The interest rates were fixed at 1.75% per annum. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $166.2 million.

In accounting for the issuance of the convertible senior notes, prior to the adoption of ASU 2020-06, the Company separated the 2021 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $32.9 million and was determined by deducting the fair value of the liability component from the par value of the 2021 Notes. The equity component was not remeasured as it did not meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (debt discount) was amortized to interest expense over the term of the 2021 Notes expense at an effective interest rate of 6.29% over the contractual terms of the notes.

In accounting for the debt issuance costs of $6.2 million related to the 2021 Notes, prior to the adoption of ASU 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2021 Notes based on their relative values. Issuance costs attributable to the liability component were $5.0 million and were amortized to interest expense using the effective interest method over the contractual terms of the 2021 Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

On June 1, 2021, the 2021 Notes matured and the Company settled the 2021 Notes. The Company paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. In addition, the Company exercised its option under the bond hedge and received 682,916 shares of common stock from the bank counterparties. None of the holders of the warrants associated with the 2021 Notes exercised the option to purchase shares. As of December 31, 2021, prior to the adoption of ASU 2020-06, the 2021 Notes were no longer outstanding.

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

Each $1,000 principal amount of the 2025 Notes will initially be convertible into 9.5238 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $105.00 per share, subject to adjustment upon the occurrence of specified events. The 2025 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding October 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2025 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the three months ended December 31, 2022 the conditions allowing holders of the 2025 Notes to convert have not been met. Therefore, the 2025 Notes may not be converted during the three months ended March 31, 2023. As of December 31, 2022, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.

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

The effective interest rate for the 2025 Notes was 3.5% in the year ended December 31, 2022 and 10.2% in the year ended December 31, 2021. The decrease in the effective interest rate is due to the elimination of interest expense related to the conversion feature of the 2025 Notes as a result of adopting ASU 2020-06.

See Note 2 for the cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2022 for the adoption of ASU 2020-06.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	December 31,
	2022	2021
Principal	$189,750	$189,750
Unamortized discount	—	(35,079)
Unamortized issuance cost	(2,883)	(3,361)
Net carrying amount	$186,867	$151,310

The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

	December 31,
	2022	2021
Debt discount related to value of conversion option	$—	$49,947
Debt issuance cost	—	(1,607)
Net carrying amount	$—	$48,340

The following table sets forth the interest expense recognized related to the 2021 Notes and 2025 Notes (in thousands):

	Years Ended December 31,
	2022	2021	2020
Contractual interest expense	$5,218	$6,484	$6,860
Amortization of debt discount	—	12,023	13,308
Amortization of debt issuance costs	1,212	1,240	1,634
Total interest expense	$6,430	$19,747	$21,802

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

10. Stock-Based Compensation

Common stock reserved for future issuance as of December 31, 2022 was as follows:

Shares
Outstanding stock options and awards	2,246,552
Reserved for grants of future stock options and awards	6,583,134
Reserved for employee stock purchase plan	1,437,055
Total common stock reserved for future issuance	10,266,741

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

A summary of shares available for grant under the Stock Plans is as follows:

Shares Available
for Grant
Balance at December 31, 2019	3,403,006
Additional shares reserved	1,261,774
Allowance for PSU for overperformance	(43,966)
Shares forfeited for tax	62,782
Options, RSUs and PSUs granted	(341,901)
Options, RSUs and PSUs cancelled	258,486
Balance at December 31, 2020	4,600,181
Additional shares reserved	1,383,322
Allowance for PSU for overperformance	(24,830)
Shares forfeited for tax	58,787
Options, RSUs and PSUs granted	(425,266)
Options, RSUs and PSUs cancelled	140,101
Balance at December 31, 2021	5,732,295
Additional shares reserved	1,401,066
Allowance for PSU for overperformance	158,360
Shares forfeited for tax	137,638
Options, RSUs and PSUs granted	(1,264,636)
Options, RSUs and PSUs cancelled	230,197
Balance at December 31, 2022	6,394,920

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

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2019	1,646,185	$50.80	6.3	$109,870
Options exercised	(756,797)	$45.75		$62,367
Options cancelled	(76,238)	$59.38
Outstanding at December 31, 2020	813,150	$54.69	5.9	$96,286
Options exercised	(90,582)	$47.82		$6,948
Options cancelled	(21,914)	$43.52
Outstanding at December 31, 2021	700,654	$55.93	4.8	$18,287
Options exercised	(26,091)	$46.10		$386
Options cancelled	(67,778)	$77.14
Outstanding at December 31, 2022	606,785	$53.98	4.3	$2,379
Options exercisable as of December 31, 2022	587,545	$53.73	4.2	$2,379
Options vested, exercisable or expected to vest as of December 31, 2022	606,419	$53.98	4.3	$2,379

The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. No options were granted during the years ended December 31, 2022, 2021 and 2020. The total fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was approximately $2.1 million, $3.1 million and $6.6 million, respectively, based on the grant date fair value.

The options outstanding and vested under the Stock Plans by exercise price, at December 31, 2022, were as follows:

	Options Outstanding			Options Vested
		Weighted Average
		Remaining
	Number	Contractual Term	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$3.60 — $10.80	3,279	0.55	$4.23	3,279	$4.23
$18.00	102,897	1.85	$18.00	102,897	$18.00
$32.51 — $43.79	105,266	5.06	$41.51	105,266	$41.51
$45.04 — $63.23	143,901	2.57	$58.07	140,100	$58.28
$63.39 — $64.95	133,597	6.21	$64.30	118,158	$64.28
$65.51 — $97.52	117,845	4.48	$81.22	117,845	$81.22
$3.60 — $97.52	606,785	4.04	$53.98	587,545	$53.73

Restricted Stock Units

In 2015, the Company began granting restricted stock units (RSUs) under the 2014 Plan. Holders of RSUs do not have stockholder rights. Upon the release of RSUs, the Company issues new common stock from its authorized shares. RSUs generally vest three to four years from the date of grant.

A summary of RSU activity under the Stock Plans was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,177,221	$64.70	$138,371
Restricted stock granted	252,703	$123.31
Restricted stock released	(395,971)	$66.42	$23,789
Restricted stock cancelled	(180,976)	$71.26
Outstanding at December 31, 2020	852,977	$79.87	$147,650
Restricted stock granted	368,230	$146.64
Restricted stock released	(346,602)	$76.26	$22,902
Restricted stock cancelled	(110,799)	$98.76
Outstanding at December 31, 2021	763,806	$110.96	$61,922
Restricted stock granted	835,361	$63.70
Restricted stock released	(327,297)	$94.24	$1,351
Restricted stock cancelled	(118,007)	$94.99
Outstanding at December 31, 2022	1,153,863	$83.13	$45,693
Restricted stock expected to vest as of December 31, 2022	1,067,084	$83.06	$42,257

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

In 2021, the Company granted PSUs to certain member of the management team, subject to continued service to the Company and based on the TSR of the Company’s common stock price compared to the Index over a two-year period. The number of shares to be issued upon vesting of these PSUs range from 0 to 1.5 times the target number of shares granted, depending on the Company’s performance against the targeted composite index.

In 2022, the Company granted PSUs to certain member of the management team, subject to continued service to the Company and based on the TSR of the Company’s common stock price compared to the Index over a two-year period, as well as a specific financial target over a two-year performance period. The number of shares to be issued upon vesting of these PSUs range from 0 to 2 times the target number of shares granted, depending on the Company’s performance against the targeted composite index and the financial target. Additionally, the Company granted PSUs to the current CEO based on the attainment of certain specified stock prices.

A summary of PSU activity under the Stock Plans was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	111,111	$67.29	$13,060
PSU granted	89,198	$128.71
PSU cancelled	(1,272)	$125.27
Outstanding at December 31, 2020	199,037	$94.20	$34,453
PSU granted	57,036	$183.20
PSU cancelled	(7,388)	$136.77
Outstanding at December 31, 2021	248,685	$113.35	$20,161
PSU granted	429,275	$54.80
PSU released	(147,644)	$67.29	$3,294
PSU cancelled	(44,412)	$128.64
Outstanding at December 31, 2022	485,904	$74.22	$19,242
PSU expected to vest as of December 31, 2022	474,388	$74.41	$18,786

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

A summary of ESPP activity was as follows:

	December 31,
	2022	2021	2020
Additional shares reserved	—	235,590	315,443
Shares issued	130,459	65,197	79,967
Shares available for future issuance	1,437,055	1,567,514	1,397,121
Employee contributions for shares issued (in thousands)	$5,191	$6,849	$7,513

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

	Years Ended December 31,
	2022	2021	2020
ESPP:
Expected term (in years)	0.5	0.5	0.5
Expected volatility	63% — 72%	36% — 49%	39% — 68%
Risk-free interest rate	1.5% — 4.5%	0.1%	0.1% — 0.2%
Dividend Yield	0%	0%	0%

The Company accounts for RSUs at their fair value, based on the closing market price of the Company’s common stock on the grant date. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of three to four years.

In 2019, the Company granted PSUs to its current CEO that vested based on the total shareholder return (TSR) of the Company common stock price relative to that of the Index.

In 2020, 2021 and 2022, the Company granted PSUs to the CEO and other members of its management team that vest based on the total shareholder return of the Company common stock price relative to that of the Index. Additionally, in 2022, the Company granted PSUs to the CEO based on the attainment of certain specified stock prices.

For the PSUs that vest based on the TSR and stock price, the Company estimates the grant-date fair value based on the Monte Carlo simulation model and records the related stock-based compensation over the vesting period, which is generally two to three years. The use of the Monte Carlo simulation model requires the input the following assumptions:

	Years Ended December 31,
	2022	2021	2020
Index volatility	54%	51% — 53%	44% — 51%
Company volatility	53% — 54%	49% — 54%	57% — 59%
Risk-free interest rate	1.3% — 1.7%	0.1% — 0.3%	0.1% — 0.2%
Correlation with index	0.33	0.32 — 0.35	0.38 — 0.41
Dividend Yield	0%	0%	0%

In 2022, the Company also granted PSUs to the CEO and other members of its management team that vest based on a specific financial target. The Company estimates the grant-date fair value of these PSUs based on the closing market price of the Company's common stock on the grant date, as well as the impact of estimated probability that the goals would be achieved. The Company estimated the probability at 100% for the year ended December 31, 2022.

A summary of stock-based compensation expense by line items in the consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenue	$2,404	$1,637	$2,433
Research and development	8,680	6,455	6,141
Sales, general and administrative	45,714	36,273	34,081
Total stock-based compensation expense	$56,798	$44,365	$42,655

A summary of pre-tax stock-based compensation expense by category was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Stock options	$2,056	$2,997	$6,289
Restricted stock units	37,496	29,234	27,977
Performance stock units	15,207	10,017	5,694
Employee stock purchase plan	2,039	2,117	2,695
Total stock-based compensation expense	$56,798	$44,365	$42,655

As of December 31, 2022, total stock-based compensation expense not yet recognized, net of estimated forfeitures, are as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization Period
	(in thousands)	(in years)
Stock options	$457	0.5
Restricted stock units	64,953	2.0
Performance stock units	14,812	1.2
Employee stock purchase plan	1,423	0.4

11. Income Taxes

The components of the Company’s income / (loss) before income taxes were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Domestic	$2,185	$(129,135)	$(83,893)
Foreign	2,079	(1,691)	1,696
Total income (loss) before income taxes	$4,264	$(130,826)	$(82,197)

The components of the expense / (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	363	244	188
Foreign	809	585	656
Total current income tax expense / (benefit)	1,172	829	844

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	91	(295)	24
Total deferred income tax expense / (benefit)	91	(295)	24

Total income tax expense / (benefit)	$1,263	$534	$868

Income tax expense differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended December 31,
	2022	2021	2020
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	6.7%	(0.2)%	(0.2)%
Foreign rate differential	14.8%	(0.4)%	(0.1)%
Tax credits	(0.9)%	3.0%	1.4%
Stock-based compensation	110.7%	(0.2)%	9.8%
Change in valuation allowance	(140.1)%	(23.3)%	(32.4)%
Other permanent differences	22.5%	(0.4)%	(0.5)%
Other	(5.1)%	0.1%	(0.1)%
Total	29.6%	(0.4)%	(1.1)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
	(in thousands)
Net operating loss carryforwards	$138,583	$154,614
Tax credits	25,675	25,087
Depreciation	652	650
Stock-based compensation	7,478	6,969
Accruals and reserves	12,326	13,404
Right of use asset	3,165	4,225
R&D capitalization	10,228	—
Bond hedge	6,593	—
Other	214	1,130
Gross deferred tax assets	204,914	206,079
Valuation allowance	(200,977)	(201,088)
Deferred tax assets	3,937	4,991

Lease liabilities	(2,695)	(3,660)
Deferred tax liabilities	(2,695)	(3,660)

Net deferred tax assets	$1,242	$1,331

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, substantially all of the net deferred tax assets have been offset by a valuation allowance. The valuation allowance decreased by $0.1 million for the year ended December 31, 2022 and increased by $36.8 million and $32.5 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2022, the Company had federal net operating loss carryforwards (NOLs) of approximately $538.3 million, of which $330.8 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the 2017 Tax Act, as well as state NOLs of approximately $300.0 million, of which $28.2 million may be carried forward indefinitely. If not utilized, the remaining federal NOLs will begin to expire in 2032, and the remaining state NOLs will begin to expire in 2023.

As of December 31, 2022, the Company had research and development credit carryforwards of approximately $20.5 million and $14.7 million for federal and California state income tax purposes, respectively. The federal credit carryforward begins expiring in 2026, and the state credits carry forward indefinitely.

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

The Company had unrecognized tax benefits (UTBs) of approximately $10.7 million as of December 31, 2022. The following table summarizes the activity related to UTBs (in thousands):

Balance at December 31, 2019	$7,383
Increases related to current year tax provisions	891
Increases related to prior year tax provisions	—
Decreases related to prior year tax provisions	(54)
Balance at December 31, 2020	8,220
Increases related to current year tax provisions	1,412
Increases related to prior year tax provisions	860
Decreases related to prior year tax provisions	(62)
Balance at December 31, 2021	10,430
Increases related to current year tax provisions	956
Decreases related to prior year tax provisions	(663)
Balance at December 31, 2022	$10,723

If these UTBs were recognized, approximately $10.7 million would affect the effective tax rate before consideration of the valuation allowance. The Company files U.S. federal and state income tax and foreign income tax returns with varying statutes of limitations. The Company’s U.S. federal and the majority of state tax years from inception in 2006 onward will remain open to examination due to the carryover of the unused NOLs and tax credits. The Company does not have any material active tax audits or other proceedings pending, and believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months.

In accordance with ASC 740, Income Taxes, the Company is classifying interest and penalties as a component of tax expense. There was $0.2 million, $0.2 million and $0.1 million of interest and penalties accrued at each of December 31, 2022, 2021 and 2020, respectively.

12. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. Upon adoption of ASU 2020-06 on January 1, 2022, the Company uses the if-converted method and presumes share settlement for its 2025 Notes when calculating the dilutive effect of these notes. Prior to the adoption, the Company applied the treasury stock method when calculating the potential dilutive effect, if any, of the convertible senior notes which were intended to settle or have settled in cash the principal outstanding. Furthermore, in connection with the offerings of the convertible senior notes, the Company entered into convertible note hedges and warrants. However, the convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. Warrants were considered anti-dilutive to the extent that their strike price were above the Company's average share price during the period.

The following table presents the net income (loss) used in computing basic and diluted net income (loss) per common share (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net income (loss) used in basic and diluted net income (loss) per common share	$3,001	$(131,360)	$(83,065)

The following table presents the reconciliation of weighted average shares used in computing basic and diluted net income (loss) per common share:

	Years Ended December 31,
	2022	2021	2020
Weighted average shares used to compute basic net income (loss) per share	35,317,644	34,823,258	33,677,641
Plus effect of dilutive securities:
Stock-based awards from employee equity plans	207,611	—	—

Convertible senior notes	—	—	—
Weighted average shares used to compute diluted net income (loss) per share	35,525,255	34,823,258	33,677,641

The following table presents the net income (loss) per common share - basic and diluted:

	Years Ended December 31,
	2022	2021	2020
Net income (loss) per common share:
Basic	$0.08	$(3.77)	$(2.47)
Diluted	$0.08	$(3.77)	$(2.47)

Because the Company has reported a net loss for the years ended December 31, 2021 and 2020, the diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	December 31,
	2022	2021	2020
Stock-based awards from employee equity plans	1,394,189	1,713,145	1,865,164
Convertible senior notes	1,807,141	1,807,141	3,597,174
Warrants related to the issuance of convertible senior notes	1,807,141	1,807,141	3,597,174
Total	5,008,471	5,327,427	9,059,512

.

13. Employee Benefit Plan.

In 2007, the Company adopted a 401(K) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. For the years ended December 31, 2022, 2021 and 2020, the Company recorded expenses of $3.6 million, $2.9 million and $2.6 million for matching contributions, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed our internal control over financial reporting as of December 31, 2022, the end of the period covered by this Annual Report. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Significant Employee and Non-Employee Directors of the Registrant

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2023 Annual Meeting of Stockholders (the Proxy Statement).

We have adopted a written code of conduct and ethics (the Code of Conduct) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The text of our Code of Conduct has been posted on our website at http://www.nevro.com. We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at the website address specified above.

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

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Annual Report:

1. Consolidated Financial Statements:

Reference is made to the “Index to Consolidated Financial Statements of Nevro Corp.” under Part II, Item 8 of this Annual Report.

2. Financial Statement Schedule:

All schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 of this Annual Report.

3. Exhibits

See Exhibit Index below.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	11/12/2014	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	5/24/2019	3.1

3.2	Amended and Restated Bylaws of Nevro Corp.	8-K	11/12/2014	3.2

3.2(b)	Amendment to Amended and Restated Bylaws of Nevro Corp.	8-K	5/24/2019	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	Second Supplemental Indenture, dated as of April 6, 2020, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.5	Form of 2.75% Convertible Senior Note Due 2025 (included in Exhibit 4.6).	8-K	4/7/2020	4.3

4.6	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2020	4.6

10.1†	Amended and Restated License Agreement, dated October 2, 2006, by and among the Company and Mayo Foundation for Medical Education and Research, Venturi Group, LLC.	S-1/A	10/15/2014	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.2(a)†	Stellar Manufacturing Agreement, dated as of July 1, 2009, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(a)

10.2(b)†	First Amendment to Stellar Manufacturing Agreement, dated as of July 1, 2014, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(b)

10.2(c)†	Second Amendment to Stellar Manufacturing Agreement, dated as of January 28, 2016, by and between the Company and Stellar Technologies, Inc.	10-K	2/29/2016	10.2(c)

10.3(a)†	Supply Agreement, dated as of July 23, 2014 by and between the Company and Pro-Tech Design and Manufacturing, Inc.	S-1/A	10/15/2014	10.3

10.3(b)†	Amendment to Supply Agreement, effective as of July 23, 2019, by and between the Company and Pro-Tech Design and Manufacturing, Inc.	10-Q	8/5/2020	10.4

10.4(a)†	Supply Agreement, dated April 1, 2012, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(a)

10.4(b)†	Amendment to Supply Agreement, dated as of March 20, 2013, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(b)

10.4(c)†	Assignment, Assumption and Amendment to Supply Agreement, effective as of December 31, 2019, by and between the Company, Greatbatch Ltd. and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-Q	5/5/2020	10.10

10.4(d)†	Third Amendment to the Supply Agreement, effective as of November 1, 2021, by and between the Company and Greatbatch Ltd.	10-Q	5/4/2022	10.1

10.5(a)†	Product Supply and Development Agreement, dated as of April 15, 2009, by and between the Company and EaglePicher Medical Power LLC.	S-1/A	10/15/2014	10.5

10.5(b)†	First Amendment to the Product Supply and Development Agreement, dated as of March 4, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	3/18/2015	10.5(b)

10.5(c)†	Second Amendment to the Product Supply and Development Agreement, dated as of October 23, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	2/29/2016	10.5(c)

10.5(d)	Third Amendment to the Product Supply and Development Agreement, dated as of September 15, 2017, by and between the Company and EaglePicher Medical Power LLC.	10-Q	11/6/2017	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

10.6(a)	Amended and Restated Registration Rights Agreement, dated February 8, 2013, by and among the Company and the investors listed therein.	S-1	10/3/2014	10.6(a)

10.6(b)	Amendment to Amended and Restated Registration Rights Agreement, dated March 5, 2013, by and among the Company and the investors listed therein.	S-1	10/3/2014	10.6(b)

10.6(c)	Second Amendment to Amended and Restated Registration Rights Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/4/2014	10.6(c)

10.7(a)	Multi-Tenant Space Lease, dated as of March 15, 2010, by and between Deerfield Campbell LLC and the Company.	S-1	10/3/2014	10.7(a)

10.7(b)	First Amendment to Lease, dated as of October 18, 2012, by and between Deerfield Campbell LLC and the Company.	S-1	10/3/2014	10.7(b)

10.7(c)	Second Amendment to Lease, dated as of February 18, 2015, by and between Deerfield Campbell LLC and the Company.	10-K	3/18/2015	10.7(c)

10.8(a)#	Nevro Corp. 2007 Stock Incentive Plan, as amended as of March 5, 2013.	S-1	10/3/2014	10.8(a)

10.8(b)#	Form of Incentive Stock Option Agreement (ISO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/3/2014	10.8(b)

10.8(c)#	Form of Non-Incentive Stock Option Agreement (NSO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/3/2014	10.8(c)

10.8(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2007 Stock Incentive Plan, as amended.	S-1	10/3/2014	10.8(d)

10.9(a)#	Nevro Corp. 2014 Equity Incentive Award Plan.	S-8	11/12/2014	99.2(a)

10.9(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(b)

10.9(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(c)

10.9(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(d)

10.9(e)#	Form of Performance Stock Award Agreement and Performance Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	10-Q	5/5/2020	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.10#	Nevro Corp. 2014 Employee Stock Purchase Plan.	S-8	11/12/2014	99.3

10.11#	Form of Indemnification Agreement for directors and officers.	S-1/A	10/10/2014	10.11

10.12#	Amended and Restated Company Bonus Plan.	10-Q	5/7/2018	10.1

10.12(b)#	Second Amended and Restated Company Bonus Plan.	10-Q	8/5/2020	10.1

10.13#	Nevro Corp. Non-Employee Director Compensation Program, as amended.	10-K	2/23/2022	10.13

10.14#	Employment Agreement by and between D. Keith Grossman and the Company, effective as of March 19, 2019.	10-Q	5/9/2019	10.1

10.15#	Offer Letter, dated as of May 5, 2020, by and between Roderick H. MacLeod and the Company.	10-Q	8/5/2020	10.2

10.16(a)	Amended and Restated Stockholders’ Agreement, dated February 8, 2013, by and among the Company and the stockholders listed therein.	S-1	10/3/2014	10.15(a)

10.16(b)	Amendment to Amended and Restated Stockholders’ Agreement, dated March 5, 2013, by and among the Company and the stockholders listed therein.	S-1	10/3/2014	10.15(b)

10.16(c)	Second Amendment to Amended and Restated Stockholders’ Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/4/2014	10.18(c)

10.17(a)#	Form of Amended and Restated Change in Control Severance Agreement for certain executive officers.	10-Q	5/9/2016	10.4

10.17(b)#	Amended and Restated Change in Control Severance Agreement, dated as of August 3, 2016, by and between Christofer Christoforou and the Company.	10-K	2/22/2018	10.18(e)

10.17(c)#	Amended and Restated Change in Control Severance Agreement, dated as of July 22, 2019, by and between Kashif Rashid and the Company.	10-Q	11/6/2019	10.2

10.17(d)#	Change in Control Severance Agreement, dated as of September 16, 2019, by and between Niamh Pellegrini and the Company.	10-K	2/25/2020	10.18(g)

10.17(e)#	Change in Control Severance Agreement, dated as of June 15, 2020, by and between Roderick H. MacLeod and the Company.	10-Q	8/5/2020	10.3

10.18(a)†	Supply Agreement, dated March 13, 2015, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K/A	5/29/2015	10.22

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.18(b)†	Supply Agreement, effective as of November 11, 2016, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K	2/23/2017	10.22(b)

10.18(c)†	First Amendment to Supply Agreement, effective as of April 30, 2019, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-Q	8/8/2019	10.3

10.19(a)	Lease Agreement, dated as of March 5, 2015, by and between the Company and Westport Office Park, LLC.	10-K	3/18/2015	10.23

10.19(b)	First Amendment to Lease, effective as of December 9, 2016, by and between the Company and Westport Office Park, LLC.	10-K	2/23/2017	10.23(b)

10.19(c)	Second Amendment to Lease, effective as of April 13, 2017, by and between the Company and Westport Office Park, LLC.	10-Q	8/7/2017	10.1

10.19(d)	Third Amendment to Lease, effective as of December 6, 2017, by and between the Company and Westport Office Park, LLC.	10-K	2/22/2018	10.21(d)

10.20#	Transition and Separation Agreement, dated as of January 7, 2020, by and between the Company and Doug Alleavitch.	10-K	2/25/2020	10.21(b)

10.21(a)†	Manufacturing and Supply Agreement, dated as of December 18, 2015, by and between the Company and Vention Medical Design and Development, Inc.	10-K	2/29/2016	10.25

10.21(b)†	First Amendment to the Manufacturing and Supply Agreement, dated as of September 30, 2017, by and between the Company and Vention Medical Design and Development, Inc.	10-Q	11/6/2017	10.2

10.21(c)†	Second Amendment to the Manufacturing and Supply Agreement, dated April 2018, by and between the Company and Nordson MEDICAL Design and Development, Inc., fka Vention Medical Design and Development, Inc.	10-Q	8/2/2018	10.2

10.22	Settlement Agreement, dated March 19, 2019, by and among Broadfin Capital, LLC and certain of its affiliates named therein and the Company.	8-K	3/20/2019	10.1

10.23	Letter Agreement, dated April 1, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Base Warrants.	8-K	4/7/2020	10.1

10.24	Letter Agreement, dated April 1, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Base Call Option Transaction.	8-K	4/7/2020	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.25	Letter Agreement, dated April 1, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Base Warrants.	8-K	4/7/2020	10.3

10.26	Letter Agreement, dated April 1, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Base Call Option Transaction.	8-K	4/7/2020	10.4

10.27	Letter Agreement, dated April 2, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Additional Call Option Transaction.	8-K	4/7/2020	10.5

10.28	Letter Agreement, dated April 2, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Additional Warrants.	8-K	4/7/2020	10.6

10.29	Letter Agreement, dated April 2, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Additional Call Option Transaction.	8-K	4/7/2020	10.7

10.30	Letter Agreement, dated April 2, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Additional Warrants.	8-K	4/7/2020	10.8

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

February 21, 2023:

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

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. KEITH GROSSMAN	Chief Executive Officer	February 21, 2023
D. Keith Grossman	(Principal Executive Officer)

/s/ RODERICK H. MACLEOD	Chief Financial Officer	February 21, 2023
Roderick H. MacLeod	(Principal Financial Officer)

/s/ RICHARD B. CARTER	Chief Accounting Officer	February 21, 2023
Richard B. Carter	(Principal Accounting Officer)

/s/ MICHAEL DEMANE	Lead Director	February 21, 2023
Michael DeMane

/s/ FRANK FISCHER	Director	February 21, 2023
Frank Fischer

/s/ SRI KOSARAJU	Director	February 21, 2023
Sri Kosaraju

/s/ SHAWN T MCCORMICK	Director	February 21, 2023
Shawn T McCormick

/s/ KEVIN O’BOYLE	Director	February 21, 2023
Kevin O’Boyle

Signature	Title	Date
/s/ KAREN PRANGE	Director	February 21, 2023
Karen Prange

/s/ SUSAN E. SIEGEL	Director	February 21, 2023
Susan E. Siegel

/s/ ELIZABETH WEATHERMAN	Director	February 21, 2023
Elizabeth Weatherman