Form 10-Q
period 2023-03-31
NEVRO CORP
filed 2023-04-26
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 19, 2023, there were 35,817,154 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$64,227	$120,373
Short-term investments	277,539	254,012
Accounts receivable, net of allowance for doubtful accounts of $752 and $1,270 at March 31, 2023 and December 31, 2022, respectively	65,725	78,930
Inventories	113,293	99,638
Prepaid expenses and other current assets	14,673	9,984
Total current assets	535,457	562,937
Property and equipment, net	22,911	22,271
Operating lease assets	12,341	13,430
Other assets	3,109	3,164
Restricted cash	606	606
Total assets	$574,424	$602,408
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$29,229	$26,849
Accrued liabilities	40,367	47,168
Other current liabilities	5,323	5,195
Total current liabilities	74,919	79,212
Long-term debt	187,175	186,867
Long-term operating lease liabilities	8,945	10,296
Other long-term liabilities	2,157	2,157
Total liabilities	273,196	278,532
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at March 31, 2023 and December 31, 2022; 36,376,936 and 36,203,423 shares issued at March 31, 2023 and December 31, 2022, respectively; 35,694,020 and 35,520,507 shares outstanding at March 31, 2023 and December 31, 2022, respectively	36	35
Additional paid-in capital	945,419	934,132
Accumulated other comprehensive income (loss)	(2,001)	(3,094)
Accumulated deficit	(642,226)	(607,197)
Total stockholders’ equity	301,228	323,876
Total liabilities and stockholders’ equity	$574,424	$602,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$96,327	$87,842
Cost of revenue	31,703	28,750
Gross profit	64,624	59,092
Operating expenses
Research and development	14,755	12,536
Sales, general and administrative	86,192	79,325
Total operating expenses	100,947	91,861
Income (Loss) from operations	(36,323)	(32,769)
Interest income	3,278	143
Interest expense	(1,613)	(1,603)
Other income (expense), net	(46)	85
Income (Loss) before income taxes	(34,704)	(34,144)
Provision for income taxes	325	181
Net income (loss)	(35,029)	(34,325)
Other comprehensive loss:
Changes in foreign currency translation adjustment	506	(192)
Changes in unrealized gains on short-term investments, net	587	(1,021)
Net change in other comprehensive loss	1,093	(1,213)
Comprehensive income (loss)	$(33,936)	$(35,538)
Net income (loss) per share, basic and diluted	$(0.98)	$(0.98)
Weighted average number of shares used to compute basic and diluted net (loss) per share	35,584,685	35,073,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three months ended March 31, 2023

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	35,520,507	$35	$934,132	$(607,197)	$(3,094)	$323,876
Issuance of common stock upon release of restricted stock units	243,276	1	(1)	—	—	—
Shares withheld for tax obligations	(69,763)	—	(2,273)	—	—	(2,273)
Stock based compensation	—	—	13,561	—	—	13,561
Net loss	—	—	—	(35,029)	—	(35,029)
Change in other comprehensive loss	—	—	—	—	1,093	1,093
Balances at March 31, 2023	35,694,020	$36	$945,419	$(642,226)	$(2,001)	$301,228

For the three months ended March 31, 2022

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	35,026,654	$35	$928,138	$(624,193)	$(364)	$303,616
Adjustments from adoption of ASU 2020-06	—	—	(48,340)	13,995	—	(34,345)
Exercise of common stock options	10,642	—	545	—	—	545
Issuance of common stock upon release of restricted stock units	263,412	—	—	—	—	—
Shares withheld for tax obligations	(107,257)	—	(7,298)	—	—	(7,298)
Stock based compensation	—	—	13,406	—	—	13,406
Net loss	—	—	—	(34,325)	—	(34,325)
Change in other comprehensive loss	—	—	—	—	(1,213)	(1,213)
Balances at March 31, 2022	35,193,451	$35	$886,451	$(644,523)	$(1,577)	$240,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(35,029)	$(34,325)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,541	1,495
Amortization of operating lease assets	1,088	1,008
Stock-based compensation expense	13,560	13,408
Amortization of premium (accretion of discount) on short-term investments	(878)	449
Provision for doubtful accounts	123	(50)
Write-down of inventory	1,253	1,086
Amortization of debt discount and issuance costs	308	298
Unrealized (gains) losses on foreign currency transactions	(166)	252
Changes in operating assets and liabilities
Accounts receivable	13,132	7,015
Inventories	(14,296)	1,919
Prepaid expenses and other current assets	(4,691)	(7,915)
Other assets	61	3
Accounts payable	2,783	(5,190)
Accrued liabilities	(6,752)	(6,673)
Other long-term liabilities	(1,351)	(1,198)
Net cash provided by (used in) operating activities	(29,314)	(28,418)
Cash flows from investing activities
Purchases of short-term investments	(54,560)	(40,226)
Proceeds from maturity of short-term investments	32,500	91,900
Purchases of property and equipment	(2,588)	(1,607)
Net cash provided by investing activities	(24,648)	50,067
Cash flows from financing activities
Minimum tax withholding paid on behalf of employees for net share settlement	(2,273)	(7,298)
Proceeds from issuance of common stock to employees	—	545
Net cash used in financing activities	(2,273)	(6,753)
Effect of exchange rate changes on cash and cash equivalents	89	(135)
Net increase (decrease) in cash, cash equivalents and restricted cash	(56,146)	14,761
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	120,979	35,316
Cash, cash equivalents and restricted cash at end of period	$64,833	$50,077
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$358	$585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements (the condensed consolidated financial statements) have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the Annual Report) filed with the Securities and Exchange Commission (SEC) on February 21, 2023. The condensed consolidated financial statements are prepared in U.S. dollars and include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022 and the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022. All such adjustments are of a normal and recurring nature. The interim financial data as of March 31, 2023 is not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future period.

The consolidated balance sheet as of December 31, 2022 was derived from the audited financials as of that date. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022 included in the Annual Report.

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

	Three Months Ended
	March 31,
	2023	2022
Net unrealized foreign currency gain (loss)	$133	$166
Net realized foreign currency gain (loss)	(128)	(75)

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from its Annual Report.

2. Revenue

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Three Months Ended
	March 31,
	2023	2022
United States	$82,321	$73,214
International	14,006	14,628
Total revenue	$96,327	$87,842

The United States is the only country that accounts for 10% or more of the revenue during the periods presented:

	Three Months Ended
	March 31,
	2023	2022
United States	85%	83%

There were no customers that accounted for 10% or more of the Company’s revenue for each of the three months ended March 31, 2023 and 2022. Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of March 31, 2023 and December 31, 2022. For the three months ended March 31, 2023, the Company recognized bad debt expenses of $0.1 million. For the three months ended March 31, 2022, the Company recognized bad debt credits of $0.1 million, respectively.

In July 2021, the Company received FDA approval of its proprietary 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN). For the three months ended March 31, 2023 and 2022, PDN represented 16% and 7% of worldwide permanent implant procedures, respectively, which resulted in approximately $15.6 million and $6.0 million in revenue, respectively. The Company classifies PDN revenue by using estimates and assumptions based on historical experiences and knowledge of current conditions, given available information.

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

The weighted average lease terms and discounts rates are as follows:

	March 31, 2023	December 31, 2022
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	3.20 years	3.38 years
Weighted-average discount rate	7.0%	7.0%

As of March 31, 2023, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2023, remaining months	$4,541
2024	6,201
2025	2,849
2026	405
2027	417
Thereafter	1,561
Total lease payments	15,974
Less: Interest	(1,706)
Present value of lease liabilities	$14,268

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$1,342	$1,342

Supplemental balance sheet information are as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating Leases:
Operating lease assets	$12,341	$13,430

Other current liabilities	$5,323	$5,195
Long term operating lease liabilities	8,945	10,296
Total operating lease liabilities	$14,268	$15,491

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,478	$1,375

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

Balance as of March 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$34,219	$—	$—	$34,219
Agency bonds (ii)	—	220,446	—	220,446
Commercial paper (iii)	—	40,975	—	40,975
Treasury bonds (ii)	30,933	—	—	30,933
Total assets	$65,152	$261,421	$—	$326,573

Balance as of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$92,318	$—	$—	$92,318
Agency bonds (ii)	—	183,678	—	183,678
Commercial paper (ii)	—	24,742	—	24,742
Treasury bonds (ii)	45,592	—	—	45,592
Total assets	$137,910	$208,420	$—	$346,330

(i)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)
Included in short-term investments on the condensed consolidated balance sheets.
(iii)
Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of March 31, 2023 and December 31, 2022, the fair value of the 2.75% convertible senior notes due 2025 was $177.3 million and $174.2 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7).

5. Balance Sheet Components

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $34.2 million and $92.3 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use. The Company also held cash in foreign banks of approximately $8.0 million at March 31, 2023 and $18.6 million at December 31, 2022 that was not insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Investments

The Company measures its cash equivalents and short-term investments at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income within stockholders’ equity. The Company regularly reviews its investments and evaluates the current expected credit loss by considering factors such as historical experience, market data, and the near-term prospects of the investee. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities, excluding investments in money market funds (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$221,163	$3	$(720)	$220,446
Commercial paper	40,994	2	(21)	40,975
Treasury bonds	31,038	12	(117)	30,933
Total securities	$293,195	$17	$(858)	$292,354

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$184,666	$2	$(990)	$183,678
Commercial paper	24,767	5	(30)	24,742
Treasury bonds	46,008	—	(416)	45,592
Total securities	$255,441	$7	$(1,436)	$254,012

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of March 31, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$283,671	$282,818
Amounts maturing after one year through five years	9,524	9,536
Total investment securities	$293,195	$292,354

Inventories (in thousands)

	March 31,	December 31,
	2023	2022
Raw materials	$57,477	$53,384
Work in process	2,551	1,195
Finished goods	53,265	45,059
Total inventories	$113,293	$99,638

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

The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total write-downs of $1.3 million and $1.1 million, respectively, for its inventories for the three months ended March 31, 2023 and 2022.

Property and Equipment, Net (in thousands)

	March 31,	December 31,
	2023	2022
Laboratory and manufacturing equipment	$11,940	$11,482
Computer equipment and software	21,530	18,626
Furniture and fixtures	4,485	4,421
Leasehold improvements	10,589	10,589
Construction in process	4,739	5,984
Total	53,283	51,102
Less: Accumulated depreciation and amortization	(30,372)	(28,831)
Property and equipment, net	$22,911	$22,271

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Depreciation and amortization expense	$1,541	$1,495

Accrued Liabilities (in thousands)

	March 31,	December 31,
	2023	2022
Accrued payroll and related expenses	$26,490	$35,341
Accrued professional fees	2,877	1,425
Accrued taxes	2,974	1,910
Accrued clinical and research expenses	235	282
Accrued interest	2,609	1,305
Accrued warranty	1,147	866
Accrued other	4,035	6,039
Total accrued liabilities	$40,367	$47,168

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

	Three Months Ended
	March 31,
	2023	2022
Beginning balance	$866	$664
Provision for warranty	1,763	715
Utilization	(1,482)	(927)
Ending balance	$1,147	$452

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

Legal Matters

The Company is and may from time to time continue to be involved in various legal proceedings to defend its intellectual property, including several pending European patent oppositions at the European Patent Office (EPO) initiated by the Company’s competitors Medtronic and Boston Scientific. In addition, the Company is and may from time to time also be involved in various legal proceedings of a character normally incident to the ordinary course of business, such as employment matters, product liability matters, and professional liability matters, which the Company does not deem to be material to its business and condensed consolidated financial statements at this stage.

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

7. Debt

2025 Notes and Convertible Note Hedge and Warrant Transactions

During the three months ended March 31, 2023, the conditions allowing holders of the 2025 Notes to convert have not been met. Therefore, the 2025 Notes are not convertible during the three months ended June 30, 2023. As of March 31, 2023, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	March 31,	December 31,
	2023	2022
Principal	$189,750	$189,750
Unamortized issuance cost	(2,575)	(2,883)
Net carrying amount	$187,175	$186,867

The following table sets forth the interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Contractual interest expense	$1,305	$1,305
Amortization of debt issuance costs	308	298
Total interest expense	$1,613	$1,603

8. Stock-Based Compensation

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

In addition to restricted stock units, the Company grants performance stock units (PSUs) to certain members of the management team. For the three months ended March 31, 2023, the Company granted 175,088 shares of PSUs with a weighted average fair value of $38.90. For the three months ended March 31, 2022, the Company granted 392,742 shares of PSUs with a weighted average fair value of $54.00. These PSUs vest over a three-year period, subject to continued service, and are based on (1) the total shareholder return (TSR) of the Company’s common stock price compared to the S&P Healthcare Equipment Select Industry Index (the Index) over a two-year period or (2) specific revenue targets over a two-year performance period. Additionally, the grants from 2022 included PSUs that vest over a three-year period and are based on the attainment of specified stock prices. Since TSR and stock price attainment are considered market conditions, the PSUs based on TSR and stock price attainment have fair values that are determined at the grant date using the Monte Carlo simulation model, with the recorded expense based on fair value. Since revenue targets are considered performance conditions, the PSUs based on revenue targets have a fair value that is equal to the closing stock price on the grant date, with the recorded expense based on the fair value and the probability of achievement, which is reassessed at each reporting period.

A summary of stock-based compensation expense by line items in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of revenue	442	554
Research and development	2,644	2,051
Sales, general and administrative	10,474	10,803
Total stock-based compensation expense	13,560	13,408

A summary of pre-tax stock-based compensation expense by category was as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Stock Options	295	572
Restricted stock units	9,555	8,777
Performance stock units	2,832	3,314
Employee stock purchase plan	878	745
Total stock-based compensation expense	13,560	13,408

9. Basic and Diluted Net Income (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period, if inclusion of these is dilutive. The Company uses the if-converted method and presumes share settlement for its 2025 Notes when calculating the dilutive effect of these notes. In connection with the offerings of the convertible senior notes, the Company entered into convertible note hedges and warrants. However, the convertible note hedges are not included when calculating potentially dilutive shares since their effect is always anti-dilutive. Warrants were considered anti-dilutive to the extent that their strike price were above the Company's average share price during the period.

Because the Company has reported a net loss for the three months ended March 31, 2023 and 2022, the diluted net loss per common share is the same as basic net loss per common share for those periods. The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2023	2022
Net loss, basic and diluted	$(35,029)	$(34,325)
Weighted average shares used to compute basic and diluted net loss per share	35,584,685	35,073,862
Net loss per share, basic and diluted	$(0.98)	$(0.98)

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	March 31,
	2023	2022
Unreleased restricted stock	2,403,168	1,691,713
Options to purchase common stock	606,785	688,762
Convertible senior notes	1,807,141	1,807,141
Warrants related to the issuance of convertible senior notes	1,807,141	1,807,141
Total	6,624,235	5,994,757

10. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. The Company recorded an expense for matching contributions of $2.4 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements (the condensed consolidated financial statements) and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report) and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the Annual Report) filed with the U.S. Securities and Exchange Commission (SEC) on February 21, 2023.

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-k as filed on February 21, 2023, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a global medical device company focused on delivering comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in chronic pain treatment. We have developed and commercialized our HFX™ spinal cord stimulation (SCS) platform, which includes the Senza® SCS system, an evidence-based neuromodulation system for the treatment of chronic pain, with the Senza® HFX iQ™ platform being our latest addition to the Senza family of products. Our HFX solution is approved to deliver a versatile range of waveforms, including our proprietary, paresthesia-free 10 kHz Therapy and was demonstrated in our SENZA randomized controlled trial (RCT) to be superior to traditional SCS therapy, with 10 kHz Therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy. In addition to the original approval of our therapy in back and leg pain, we received approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) in July 2021 in the United States and we received expanded labeling in non-surgical back pain (NSBP) in January 2022 in the United States. Our SENZA-RCT study, along with our SENZA-PDN clinical study, SENZA-NSRBP clinical study and European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.3 billion global SCS market by treating patients with debilitating chronic pain, including back and leg pain, NSBP and PDN.

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

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023
Revenue from:	(in millions)
U.S. sales	$74.7	$85.0	$78.1	$88.4	$73.2	$89.0	$86.1	$99.8	$82.3
International sales	13.9	17.3	15.2	14.3	14.6	15.2	14.3	14.1	14.0
Total sales revenue	$88.6	$102.3	$93.2	$102.8	$87.8	$104.2	$100.5	$113.8	$96.3

	2018	2019	2020	2021	2022	Three Months Ended March 31, 2023
Revenue from:	(in millions)
U.S. sales	$321.8	$326.0	$311.9	$326.2	$348.2	$82.3
International sales	65.5	64.3	50.2	60.7	58.2	14.0
Total sales revenue	$387.3	$390.3	$362.0	$386.9	$406.4	$96.3

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of March 31, 2023 was $642.2 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10 kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, including a sales organization that targets physician specialties involved in PDN treatment decisions, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

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

Our business and financial performance are significantly impacted by macroeconomic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russian and Ukraine, the COVID-19 pandemic, supply chain constraints, market uncertainty, volatility in exchange rates, inflationary trends, lower consumer confidence and evolving dynamics in the global trade environment have impacted our business and financial performance. Such economic impacts could also impact the decision of patients and customers to seek and undertake elective procedures which would adversely impact our revenue and results of operations.

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

Adverse macroeconomic conditions and any future impacts from the COVID-19 pandemic, other pandemics or international tensions, could also result in significant disruption of global economic conditions and consumer trends, as well as a significant disruption in financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our 2.75% convertible senior convertible notes due 2025 (the 2025 Notes). Our ability to repay the 2025 Notes could also be adversely impacted by higher interest rates which could make it more difficult to access capital on favorable terms, or at all.

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

Importance of Physician Awareness and Acceptance of Our Products

We continue to invest in programs to educate physicians who treat chronic back and leg pain about the advantages of Senza. This requires significant commitment by our marketing team and sales organization, and can vary depending upon the physician’s practice specialization, personal preferences and geographic location. Further, we are competing with well-established companies in our industry that have strong existing relationships with many of these physicians. Educating physicians about the advantages of our Senza products, including our latest generation SCS system, HFX iQ, and influencing these physicians to use these products to treat chronic pain, is required to grow our revenue.

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

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of our products and the related implant procedure for patients. The revenue we are able to generate from sales of our products depends in large part on the availability of reimbursement from such payors. While we currently have a favorable National Coverage Determination (NCD) and reimbursement by Medicare for chronic back and leg pain, it is silent on PDN and NSBP, thus allowing the local Medicare Administrative Contractors (MACs) the ability to establish their own policies for these newer indications. Decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policies. These payors may deny reimbursement if they determine that the device or procedure was not medically necessary for the patient and used in accordance with the payor’s coverage policy.

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

Effective January 10, 2023, BCBS New Jersey has updated their medical policy to explicitly cover PDN. BCBS New Jersey represents approximately 3.7 million covered lives.

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

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. The manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $1.3 million for the three months ended March 31, 2023 and $4.2 million for the year ended December 31, 2022.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to help our commercialization efforts around and to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017. Most recently, we launched our next generation product platform, Senza Omnia, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approvals for our first Senza Omnia upgrade and a new trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. In January 2022, we received regulatory approval for expanded labeling to include NSBP. In October 2022, we received FDA approval of our latest generation SCS system, HFX iQ™, which we launched on a limited basis in the United States in the fourth quarter of 2022 and expanded to a full market launch in the first quarter of 2023. We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and next generation IPGs. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of the 10 kHz Therapy through clinical data are all critical to increasing the adoption of this therapy. We initiated two RCTs in 2018, SENZA-PDN and SENZA-NSRBP, which are evaluating the 10 kHz Therapy for the treatment of PDN and NSBP, respectively.

The SENZA-PDN study is one of the largest RCTs conducted in the field of spinal cord stimulation with 216 randomized patients. The study is evaluating paresthesia-free 10 kHz Therapy among patients diagnosed with PDN and refractory to conventional medical management (CMM). Patients were randomized one-to-one to CMM alone or CMM with 10 kHz Therapy. A crossover study design was used, where subjects who did not have adequate pain relief at 6 months were given the option to cross over to the other treatment arm. Subjects were followed for 24 months, with subjects who crossed over from CMM alone to CMM with 10 kHz Therapy followed for 24 months post-implantation. We presented the complete six-month and preliminary twelve-month data in January 2021 at the North American Neuromodulation Society (NANS) conference. In April 2021, the six-month data were published online in JAMA Neurology. In June 2021, the complete 12-month data, including the six-month crossover patient data, was presented at the American Diabetes Association 81st Scientific Sessions. In July 2021, the FDA approved the Senza System for the treatment of chronic intractable pain of the lower limbs, including unilateral and bilateral pain, associated with PDN. This approval is specific to Nevro’s unique 10 kHz SCS stimulation, and the Senza system was the first spinal cord stimulation system approved by the FDA with a specific indication to treat PDN. The study continues such that future follow-ups will be utilized for publication and expanded reimbursement payor coverage. In November 2021, the 12-month results and six-month crossover data were published online in Diabetes Care. Additionally, at the 2022 NANS conference in January 2022 and the International Neuromodulation Society (INS) conference in May 2022, we presented the complete 18-month results, including the 12-month crossover patient data, for our SENZA-PDN study. In June 2022, we presented the 24-month results, including the 18-month crossover patient data, at the American Diabetes

Association (ADA) conference. In August 2022, the 12-month results and six-month crossover data on quality-of-life metrics were published in Mayo Clinic Proceedings: Innovations, Quality & Outcomes. Finally, in January 2023, we presented the full 24-month results from the SENZA-PDN study at the 2023 NANS conference, and publication of the full manuscript is planned in 2023.

At the 2021 NANS conference we also presented our three-month primary endpoint data of SENZA-NSRBP study, which includes patients with NSBP. NSBP is defined as chronic back pain in patients who have not had previous spine surgery, and based on an assessment from a spine surgeon, are not surgical candidates. The study compares patients receiving 10 kHz Therapy plus CMM to patients receiving CMM alone. Based on 6 month efficacy data showing profound improvements in pain and function with 10 kHz Therapy over CMM alone, in January 2022, the FDA approved the Senza System as an aid in the management of NSBP (intractable back pain without prior surgery and not a candidate for back surgery). At the 2022 NANS conference, we also presented our 12-month results, including six-month crossover patient data, for our SENZA-NSRBP study. Key findings at 12 months showed profound improvements in pain relief, function, quality of life measures, awareness of positive change and reduction in daily opioid use in NSRBP patients receiving 10 kHz Therapy at 12-months post-implant. Results also included comparable improvements for patients that crossed over from CMM to 10 kHz after 6 months. In February 2022, the SENZA-NSRBP 12-month results were published online in the Journal of Neurosurgery: Spine. We expect that this 12-month publication will be used to seek expanded payor coverage for this patient cohort. Finally, in January 2023, we presented the full 24-month results from the SENZA-NSRBP study at the 2023 NANS conference, and publication of the full manuscript is planned in 2023.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements. There have been no other significant or material changes in our critical accounting policies during the three months ended March 31, 2023 to the items we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Revenue from sales of our Senza products fluctuates based on the selling price of the system, as the average sales price of a system varies geographically and by the type of system sold, and based on the mix of sales by geography. Our revenue from international sales can also be significantly impacted by fluctuations in foreign currency exchange rates, as our sales are denominated in the local currency in the countries in which we sell our products.

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

Operating Expenses

Our operating expenses consist of R&D expense, sales, general and administrative (SG&A) expenses and certain litigation charges. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, bonus incentives, benefits, stock-based compensation and sales commissions.

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

In 2021, we established a sales organization to support the launch of our PDN indication in the U.S. This sales organization targets physician specialties involved in PDN treatment decisions, including primary care physicians, endocrinologists, internal medicine and podiatrists, to create awareness of 10 kHz Therapy to treat PDN patients. In the last three years, we increased marketing spending in order to generate additional sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States. We expect SG&A expenses to decrease as a percent of revenue as we engage in activities that leverage our existing sales and marketing personnel to support the commercialization of our products in the United States.

During 2021 and 2022, we experienced significant legal expenses associated with our intellectual property litigation with Boston Scientific. In 2023, we experienced an increase in legal expenses associated with the civil investigative demand. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue, the timing and extent of our SG&A expense, and the direct impact of the COVID-19 pandemic on certain discretionary spend items such as travel and trade shows.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2023	2022	Change
(in thousands)
Revenue	$96,327	$87,842	$8,485
Cost of revenue	31,703	28,750	2,953
Gross profit	$64,624	$59,092	$5,532
Gross margin	67%	67%	0%

Revenue. Revenue increased to $96.3 million in the three months ended March 31, 2023 from $87.8 million in the three months ended March 31, 2022, an increase of $8.5 million, or 10%. Revenue in the United States was $82.3 million in the three months ended March 31, 2023, a 12% increase from $73.2 million in the three months ended March 31, 2022. Our trial and permanent implant volumes in the United States increased from prior year. International revenue was $14.0 million in the three months ended March 31, 2023, compared to $14.6 million in the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, PDN represented 16% and 7% of worldwide permanent implant procedures, respectively, which resulted in approximately $15.6 million and $6.0 million in revenue, respectively.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $31.7 million in the three months ended March 31, 2023 from $28.8 million in the three months ended March 31, 2022, an increase of $3.0 million, or 10%. This increase was primarily due to an increase of $3.3 million in the costs of manufactured components and $1.0 million related to costs associated with warranty expenses, offset by a decrease of $1.5 million in costs incurred to ramp our Costa Rica manufacturing facility. Gross profit increased to $64.6 million in the three months ended March 31, 2023 from $59.1 million in the three months ended March 31, 2022, an increase of $5.5 million, or 9%. Gross profit as a percentage of revenue, or gross margin, was flat at 67% for each of the three months ended March 31, 2023 and 2022.

Operating Expenses

	Three Months Ended March 31,
	2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$14,755	15%	$12,536	14%	$2,219
Sales, general and administrative	86,192	89%	79,325	90%	6,867
Total operating expenses	$100,947	105%	$91,861	105%	$9,086

Research and Development Expense. R&D expenses increased to $14.8 million in the three months ended March 31, 2023, from $12.5 million in the three months ended March 31, 2022, an increase of $2.2 million, or 18%. The increase was primarily due to an increase in personnel expenses of $1.6 million.

Sales, General and Administrative Expense. SG&A expenses increased to $86.2 million in the three months ended March 31, 2023, from $79.3 million in the three months ended March 31, 2022, an increase of $6.9 million, or 9%. The increase was primarily due to an increase in travel, meeting, and conference costs of $4.5 million and personnel expenses of $1.6 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended March 31,
	2023	2022	Change
(in thousands)
Interest income	$3,278	$143	$3,135
Interest expense	(1,613)	(1,603)	(10)
Other income (expense), net	(46)	85	(131)
Provision for income taxes	325	181	144

Interest Income. Interest income increased to $3.3 million in the three months ended March 31, 2023 from $0.1 million in the three months ended March 31, 2022, primarily due to a higher average investment return rates during the three months ended March 31, 2023.

Interest Expense. Interest expense remained steady at $1.6 million in each of three months ended March 31, 2023 and 2022, and represents interest for our outstanding debt and the amortization of debt issuance costs.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $0.1 million in the three months ended March 31, 2022.

Provision for Income Taxes. Income tax expense was $0.3 million in the three months ended March 31, 2023 and $0.2 million in the three months ended March 31, 2022. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021 (2021 Notes). In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025. Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $341.8 million. Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months

We expect to incur continued expenditures in the future in support of our commercial infrastructure and sales force. In addition, we intend to continue to make investments in the further development of our Senza product platform and 10 kHz Therapy for the treatment of other chronic pain conditions, including ongoing R&D programs and conducting clinical trials. Further, we expect to expend significant cash resources pursuing and defending our ongoing intellectual property lawsuits. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Net cash provided by (used in)
Operating activities	$(29,314)	$(28,418)
Investing activities	(24,648)	50,067
Financing activities	(2,273)	(6,753)
Effect of exchange rate on cash flows	89	(135)
Net decrease in cash, cash equivalents and restricted cash	$(56,146)	$14,761

Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $29.3 million in the three months ended March 31, 2023, compared to $28.4 million in the three months ended March 31, 2022. In the three months ended March 31,

2023, net cash provided by operating activities was primarily a result of the net losses recorded during the period of $35.0 million, as well as increases in inventory of $14.3 million, increases in prepaids and other assets of $4.6 million and decreases in accounts payable and accrued liabilities of $4.0 million. These changes were partially offset by the decreases in accounts receivable of $13.1 million, as well as the recording of non-cash stock-based compensation expense of $13.6 million. In the three months ended March 31, 2022, net cash used in operating activities was primarily a result of the net losses recorded during the period of $34.3 million, as well as decreases in accounts payable and accrued liabilities of $11.9 million and increases in prepaids and other assets of $7.9 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $13.4 million and depreciation and amortization of $1.5 million, inventory impairment of $1.1 million and amortization of operating lease assets of $1.0 million, as well as decreases in accounts receivable of $7.0 million and decreases in inventories of $1.9 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net purchases of short-term investments of $22.1 million in the three months ended March 31, 2023 and net proceeds from the maturity of short-term investments of $51.7 million in the three months ended March 31, 2022. We also had purchases of property and equipment of $2.6 million and $1.6 million in the three months ended March 31, 2023 and 2022, respectively.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities consisted primarily of tax withholdings for net share settlement, net of cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan. In the three months ended March 31, 2023, we had tax withholdings of $2.3 million. In the three months ended March 31, 2022, we had tax withholdings of $7.3 million, offset by proceeds from issuance of common stock of $0.5 million.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements. As of March 31, 2023, we had minimum annual purchase commitments of $12.8 million due for the remainder of 2023 and $19.8 million due each year from 2024 to 2026.

We have also entered into a service agreement for which we are committed to pay $2.9 million in the next year, which is the remaining term of the service agreement.

As of March 31, 2023, our contractual obligations related to the 2025 Notes are payments of interest of $5.2 million due for the remainder of 2023, payments of interest of $5.2 million in 2024, and payments of interest and principal totaling $192.4 million due in 2025.

Off-Balance Sheet Arrangements

Through March 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements within this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to other market risks related to fluctuation in interest rates, market prices, and foreign currency exchange have not changed materially since December 31, 2022. For quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A. Risk Factors

In addition to other information contained elsewhere in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report as filed on February 21, 2023, which could materially affect our business, financial condition, or future results. There have been no material changes to our risk factors since our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	5/24/2019	3.1

3.3	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

3.4	Amendment to Amended and Restated Bylaws.	8-K	5/24/2019	3.2

4.1	Reference is made to Exhibits 3.1 to 3.3.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.5	Second Supplemental Indenture, dated April 6, 2020, by and between Nevro Corp. and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.6	Form of 2.75% Senior Convertible Note Due 2025 (included in Exhibit 4.6).	8-K	4/7/2020	4.3

4.7	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2020	4.6

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule				X

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith
15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

NEVRO CORP.
(Registrant)

Date: April 26, 2023	/s/ D. KEITH GROSSMAN
D. Keith Grossman
Executive Chairman (Principal Executive Officer)

Date: April 26, 2023	/s/ RODERICK H. MACLEOD
Roderick H. MacLeod
Chief Financial Officer (Principal Financial Officer)