Form 10-Q
period 2023-06-30
NEVRO CORP
filed 2023-08-01
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 25, 2023, there were 36,120,122 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$65,186	$120,373
Short-term investments	264,756	254,012
Accounts receivable, net of allowance for doubtful accounts of $916 and $1,270 at June 30, 2023 and December 31, 2022, respectively	69,400	78,930
Inventories	120,088	99,638
Prepaid expenses and other current assets	11,918	9,984
Total current assets	531,348	562,937
Property and equipment, net	23,526	22,271
Operating lease assets	11,231	13,430
Other assets	2,807	3,164
Restricted cash	606	606
Total assets	$569,518	$602,408
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$30,298	$26,849
Accrued liabilities	41,778	47,168
Other current liabilities	5,453	5,195
Total current liabilities	77,529	79,212
Long-term debt	187,489	186,867
Long-term operating lease liabilities	7,551	10,296
Other long-term liabilities	2,199	2,157
Total liabilities	274,768	278,532
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at June 30, 2023 and December 31, 2022; 36,763,038 and 36,203,423 shares issued at June 30, 2023 and December 31, 2022, respectively; 36,080,122 and 35,520,507 shares outstanding at June 30, 2023 and December 31, 2022, respectively	36	35
Additional paid-in capital	963,521	934,132
Accumulated other comprehensive income (loss)	(1,857)	(3,094)
Accumulated deficit	(666,950)	(607,197)
Total stockholders’ equity	294,750	323,876
Total liabilities and stockholders’ equity	$569,518	$602,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$108,809	$104,213	$205,136	$192,055
Cost of revenue	34,366	31,479	66,069	60,229
Gross profit	74,443	72,734	139,067	131,826
Operating expenses
Research and development	13,320	12,552	28,075	25,088
Sales, general and administrative	86,762	83,973	172,954	163,298
Total operating expenses	100,082	96,525	201,029	188,386
Income (Loss) from operations	(25,639)	(23,791)	(61,962)	(56,560)
Interest income	3,348	282	6,626	425
Interest expense	(1,618)	(1,608)	(3,231)	(3,211)
Other income (expense), net	(338)	368	(384)	453
Income (Loss) before income taxes	(24,247)	(24,749)	(58,951)	(58,893)
Provision for income taxes	477	241	802	422
Net income (loss)	(24,724)	(24,990)	(59,753)	(59,315)
Other comprehensive loss:
Changes in foreign currency translation adjustment	336	(1,411)	842	(1,603)
Changes in unrealized gains on short-term investments, net	(192)	(261)	395	(1,282)
Net change in other comprehensive loss	144	(1,672)	1,237	(2,885)
Comprehensive income (loss)	$(24,580)	$(26,662)	$(58,516)	$(62,200)
Net income (loss) per share, basic and diluted	$(0.69)	$(0.71)	$(1.67)	$(1.69)
Weighted average number of shares used to compute basic and diluted net (loss) per share	35,921,539	35,317,766	35,753,112	35,196,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three and six months ended June 30, 2023

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	35,520,507	$35	$934,132	$(607,197)	$(3,094)	$323,876
Issuance of common stock upon release of restricted stock units	243,276	1	(1)	—	—	—
Shares withheld for tax obligations	(69,763)	—	(2,273)	—	—	(2,273)
Stock based compensation	—	—	13,561	—	—	13,561
Net loss	—	—	—	(35,029)	—	(35,029)
Change in other comprehensive loss	—	—	—	—	1,093	1,093
Balances at March 31, 2023	35,694,020	36	945,419	(642,226)	(2,001)	301,228
Exercise of common stock options	83,058	—	1,455			1,455
Issuance of common stock upon release of restricted stock units	185,918	—	—			—
Shares withheld for tax obligations	(38,463)	—	(1,080)			(1,080)
Issuance of common stock under employee stock purchase plan	155,589	—	3,747			3,747
Stock based compensation			13,980	—		13,980
Net loss				(24,724)		(24,724)
Other comprehensive loss		—	—	—	144	144
Balances at June 30, 2023	36,080,122	$36	$963,521	$(666,950)	$(1,857)	$294,750

For the three and six months ended June 30, 2022

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	35,026,654	$35	$928,138	$(624,193)	$(364)	$303,616
Adjustments from adoption of ASU 2020-06	—	—	(48,340)	13,995	—	(34,345)
Exercise of common stock options	10,642	—	545	—	—	545
Issuance of common stock upon release of restricted stock units	263,412	—	—	—	—	—
Shares withheld for tax obligations	(107,257)	—	(7,298)	—	—	(7,298)
Stock based compensation	—	—	13,406	—	—	13,406
Net loss	—	—	—	(34,325)	—	(34,325)
Change in other comprehensive loss	—	—	—	—	(1,213)	(1,213)
Balances at March 31, 2022	35,193,451	35	886,451	(644,523)	(1,577)	240,386
Exercise of common stock options	5,100	—	230	—	—	230
Issuance of common stock upon release of restricted stock units	109,742	—	—	—	—	—
Shares withheld for tax obligations	(12,323)	—	(759)	—	—	(759)
Issuance of common stock under employee stock purchase plan	84,837	—	3,414	—	—	3,414
Stock based compensation	—	—	13,376	—	—	13,376
Net loss	—	—	—	(24,990)	—	(24,990)
Other comprehensive loss	—	—	—	—	(1,672)	(1,672)
Balances at June 30, 2022	35,380,807	$35	$902,712	$(669,513)	$(3,249)	$229,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(59,753)	$(59,315)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,212	3,056
Amortization of operating lease assets	2,198	2,034
Stock-based compensation expense	29,726	26,785
Amortization of premium (accretion of discount) on short-term investments	(1,771)	844
Provision for doubtful accounts	449	175
Write-down of inventory	2,837	2,255
Amortization of debt discount and issuance costs	622	602
Unrealized (gains) losses on foreign currency transactions	54	(714)
Changes in operating assets and liabilities
Accounts receivable	9,142	2,404
Inventories	(22,551)	(1,492)
Prepaid expenses and other current assets	(1,928)	(6,902)
Other assets	364	815
Accounts payable	3,769	(1,079)
Accrued liabilities	(7,484)	(8,313)
Other long-term liabilities	(2,702)	(2,407)
Net cash provided by (used in) operating activities	(43,816)	(41,252)
Cash flows from investing activities
Purchases of short-term investments	(93,578)	(50,172)
Proceeds from maturity of short-term investments	85,000	173,550
Purchases of property and equipment	(4,796)	(3,042)
Net cash provided by investing activities	(13,374)	120,336
Cash flows from financing activities
Minimum tax withholding paid on behalf of employees for net share settlement	(3,353)	(8,057)
Proceeds from issuance of common stock to employees	5,202	4,189
Net cash used in financing activities	1,849	(3,868)
Effect of exchange rate changes on cash and cash equivalents	154	(916)
Net increase (decrease) in cash, cash equivalents and restricted cash	(55,187)	74,300
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	120,979	35,316
Cash, cash equivalents and restricted cash at end of period	$65,792	$109,616
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$435	$664

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements (the condensed consolidated financial statements) have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the Annual Report) filed with the Securities and Exchange Commission (SEC) on February 21, 2023. The condensed consolidated financial statements are prepared in U.S. dollars and include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022 and the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022. All such adjustments are of a normal and recurring nature. The interim financial data as of June 30, 2023 is not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net unrealized foreign currency gain (loss)	$(278)	$1,057	$(145)	$1,223
Net realized foreign currency gain (loss)	(9)	(636)	(137)	(711)

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from its Annual Report.

2. Revenue

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	$92,961	$89,049	$175,282	$162,263
International	15,848	15,164	29,854	29,792
Total revenue	$108,809	$104,213	$205,136	$192,055

The United States is the only country that accounts for 10% or more of the revenue during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	85%	85%	85%	84%

There were no customers that accounted for 10% or more of the Company’s revenue for each of the three and six months ended June 30, 2023 and 2022. Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of June 30, 2023 and December 31, 2022. For the three and six months ended June 30, 2023, the Company recognized bad debt expenses of $0.3 million and $0.4 million, respectively. For each of the three and six months ended June 30, 2022, the Company recognized bad debt expenses of $0.2 million.

In July 2021, the Company received FDA approval of its proprietary 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN). For the three and six months ended June 30, 2023, PDN represented 18% and 17% of worldwide permanent implant procedures, respectively, which resulted in approximately $19.0 million and $34.7 million in revenue, respectively. For the three and six months ended June 30, 2022, PDN represented 11% and 9% of worldwide permanent implant procedures, respectively, which resulted in approximately $11.0 million and $17.0 million in revenue, respectively. The Company classifies PDN revenue by using estimates and assumptions based on historical experiences and knowledge of current conditions, given available information.

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

The weighted average lease terms and discounts rates are as follows:

	June 30, 2023	December 31, 2022
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	3.03 years	3.38 years
Weighted-average discount rate	7.0%	7.0%

As of June 30, 2023, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2023, remaining months	$3,045
2024	6,201
2025	2,849
2026	405
2027	417
Thereafter	1,561
Total lease payments	14,478
Less: Interest	(1,474)
Present value of lease liabilities	$13,004

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$1,342	$1,342	$2,685	$2,685

Supplemental balance sheet information are as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating Leases:
Operating lease assets	$11,231	$13,430

Other current liabilities	$5,453	$5,195
Long term operating lease liabilities	7,551	10,296
Total operating lease liabilities	$13,004	$15,491

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,496	$1,389	$2,974	$2,764

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

Balance as of June 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$49,816	$—	$—	$49,816
Agency bonds (ii)	—	220,255	—	220,255
Commercial paper (ii)	—	21,622	—	21,622
Treasury bonds (ii)	22,879	—	—	22,879
Total assets	$72,695	$241,877	$—	$314,572

Balance as of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$92,318	$—	$—	$92,318
Agency bonds (ii)	—	183,678	—	183,678
Commercial paper (ii)	—	24,742	—	24,742
Treasury bonds (ii)	45,592	—	—	45,592
Total assets	$137,910	$208,420	$—	$346,330

(i)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)
Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of June 30, 2023 and December 31, 2022, the fair value of the 2.75% convertible senior notes due 2025 was $174.7 million and $174.2 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7).

5. Balance Sheet Components

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $49.8 million and $92.3 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use. The Company also held cash in foreign banks of approximately $10.5 million at June 30, 2023 and $18.6 million at December 31, 2022 that was not insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

	June 30, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$221,140	$—	$(885)	$220,255
Commercial paper	21,642	—	(20)	21,622
Treasury bonds	23,007	—	(128)	22,879
Total securities	$265,789	$—	$(1,033)	$264,756

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$184,666	$2	$(990)	$183,678
Commercial paper	24,767	5	(30)	24,742
Treasury bonds	46,008	—	(416)	45,592
Total securities	$255,441	$7	$(1,436)	$254,012

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of June 30, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$241,456	$240,512
Amounts maturing after one year through five years	24,333	24,244
Total investment securities	$265,789	$264,756

Inventories (in thousands)

	June 30,	December 31,
	2023	2022
Raw materials	$64,286	$53,384
Work in process	2,419	1,195
Finished goods	53,383	45,059
Total inventories	$120,088	$99,638

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

The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total write-downs of $1.6 million and $1.2 million, for its inventories for the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively.

Property and Equipment, Net (in thousands)

	June 30,	December 31,
	2023	2022
Laboratory and manufacturing equipment	$12,398	$11,482
Computer equipment and software	23,274	18,626
Furniture and fixtures	4,616	4,421
Leasehold improvements	10,715	10,589
Construction in process	4,565	5,984
Total	55,568	51,102
Less: Accumulated depreciation and amortization	(32,042)	(28,831)
Property and equipment, net	$23,526	$22,271

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Depreciation and amortization expense	$1,671	$1,561	$3,212	$3,056

Accrued Liabilities (in thousands)

	June 30,	December 31,
	2023	2022
Accrued payroll and related expenses	$26,865	$35,341
Accrued professional fees	2,936	1,425
Accrued taxes	1,878	1,910
Accrued clinical and research expenses	300	282
Accrued interest	1,305	1,305
Accrued warranty	1,349	866
Accrued other	7,145	6,039
Total accrued liabilities	$41,778	$47,168

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning balance	$1,147	$452	$866	$664
Provision for warranty	1,085	788	2,848	1,503
Utilization	(883)	(604)	(2,365)	(1,531)
Ending balance	$1,349	$636	$1,349	$636

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

Flathead Partners Litigation/Arbitration

On July 15, 2022, the Company filed a lawsuit in the U.S. District Court for the Northern District of California for breach of contract against Flathead Partners, LLC, the Mayo Foundation for Medical Education and Research, and Mayo Clinic Ventures (herein referred to as “Flathead Partners”). The Company’s suit alleged that Flathead Partners breached the 2006 license agreement between the Company and the Mayo Clinic (referred to in the Company’s 10-K filing as the “Mayo License”), when Flathead Partners unilaterally asserted control of pending U.S. Patent Application 16/286,389 (the “’389 Application”), which is subject to the Mayo License. The suit sought to enjoin the Flathead Partners from taking any action at the U.S. Patent Office with respect to the ‘389 Application, and to thereafter engage in an arbitration as called for in the Mayo License. On July 27, 2022, the Flathead Partners agreed to enter into an arbitration to determine which party shall have control of prosecution of the ‘389 Application, and whether there are ongoing royalty obligations under the Mayo License. Therefore, Nevro dismissed the lawsuit in the Northern District of California. The parties have since been engaged in an arbitration. A hearing date for the arbitration has been set for the week of September 11, 2023, and a ruling is expected in the fourth quarter of 2023.

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

7. Debt

2025 Notes and Convertible Note Hedge and Warrant Transactions

During the three months ended June 30, 2023, the conditions allowing holders of the 2025 Notes to convert have not been met. Therefore, the 2025 Notes are not convertible during the three months ended September 30, 2023. As of June 30, 2023, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	June 30,	December 31,
	2023	2022
Principal	$189,750	$189,750
Unamortized issuance cost	(2,261)	(2,883)
Net carrying amount	$187,489	$186,867

The following table sets forth the interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,304	$1,305	$2,610	$2,609
Amortization of debt issuance costs	314	303	621	601
Total interest expense	$1,618	$1,608	$3,231	$3,210

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

The PSU grant activity is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Total shareholder return	85,393	$44.68	172,924	$45.09
Revenue targets	85,395	$32.10	172,952	$32.20
Total PSUs granted	170,788	$38.39	345,876	$38.65

	Six Months Ended
	June 30, 2022
	Shares	Weighted Average Fair Value
Total shareholder return	71,364	$105.12
Revenue targets	71,378	$70.76
Stock price performance	250,000	$34.05
Total PSUs granted	392,742	$53.64

There were no PSU grants for the three months ended June 30, 2022.

A summary of stock-based compensation expense by line items in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenue	670	682	1,112	1,236
Research and development	2,269	1,989	4,913	4,040
Sales, general and administrative	13,227	10,706	23,701	21,509
Total stock-based compensation expense	16,166	13,377	29,726	26,785

A summary of pre-tax stock-based compensation expense by category was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock Options	244	550	539	1,122
Restricted stock units	14,092	8,513	23,647	17,290
Performance stock units	1,334	4,045	4,166	7,359
Employee stock purchase plan	496	269	1,374	1,014
Total stock-based compensation expense	16,166	13,377	29,726	26,785

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

Because the Company has reported a net loss for the three and six months ended June 30, 2023 and 2022, the diluted net loss per common share is the same as basic net loss per common share for those periods.

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss, basic and diluted	$(24,724)	$(24,990)	$(59,753)	$(59,315)
Weighted average shares used to compute basic and diluted net loss per share	35,921,539	35,317,766	35,753,112	35,196,488
Net loss per share, basic and diluted	$(0.69)	$(0.71)	$(1.67)	$(1.69)

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	June 30,
	2023	2022
Unreleased restricted stock and performance stock units	2,591,591	1,624,574
Options to purchase common stock	497,493	683,662
Convertible senior notes	1,807,141	1,807,141
Warrants related to the issuance of convertible senior notes	1,807,141	1,807,141
Total	6,703,366	5,922,518

10. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. The Company recorded an expense for matching contributions of $0.6 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, and $3.1 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in Part I, Item 1A. Risk Factors in our Annual Report as filed with the SEC on February 21, 2023, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023
Revenue from:	(in millions)
U.S. sales	$74.7	$85.0	$78.1	$88.4	$73.2	$89.0	$86.1	$99.8	$82.3	$93.0
International sales	13.9	17.3	15.2	14.3	14.6	15.2	14.3	14.1	14.0	15.8
Total sales revenue	$88.6	$102.3	$93.2	$102.8	$87.8	$104.2	$100.5	$113.8	$96.3	$108.8

	2018	2019	2020	2021	2022	Six Months Ended June 30, 2023
Revenue from:	(in millions)
U.S. sales	$321.8	$326.0	$311.9	$326.2	$348.2	$175.3
International sales	65.5	64.3	50.2	60.7	58.2	29.8
Total sales revenue	$387.3	$390.3	$362.0	$386.9	$406.4	$205.1

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of June 30, 2023 was $667.0 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10 kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, including a sales organization that targets physician specialties involved in PDN treatment decisions, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

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

Macroeconomic Conditions

Our business and financial performance are significantly impacted by macroeconomic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russian and Ukraine, supply chain constraints, market uncertainty, volatility in exchange rates, inflationary trends, lower consumer confidence and evolving dynamics in the global trade environment have impacted our business and financial performance. Such economic impacts could also impact the decision of patients and customers to seek and undertake elective procedures which would adversely impact our revenue and results of operations.

Furthermore, a recession or market correction resulting from other macroeconomic factors could materially affect our business and the value of our common stock. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Senza systems sold as a result of customer and patient reluctance to seek elective care treatment due to increase patient copays and similar financial considerations.

Adverse macroeconomic conditions, other pandemics or international tensions, could also result in significant disruption of global economic conditions and consumer trends, as well as a significant disruption in financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our 2.75% convertible senior convertible notes due 2025 (the 2025 Notes). Our ability to repay the 2025 Notes could also be adversely impacted by higher interest rates which could make it more difficult to access capital on favorable terms, or at all.

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

In January 2022, we received FDA approval for expanded labeling for our Senza® SCS System for the management of NSBP. This approval is specific to our proprietary 10 kHz Therapy and we believe differentiates the Senza System as the only SCS system with specific labeling to treat NSBP patients. Our success in the NSBP market will be dependent on, among other factors, the perceived efficacy of our therapy for NSBP patients, our ability to support continued market penetration and market access initiatives to further expand payor coverage of this procedure.

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of our products and the related implant procedure for patients. The revenue we are able to generate from sales of our products depends in large part on the availability of reimbursement from such payors. Currently, there is a National Coverage Determination (NCD 160.7) that provides the conditions for coverage by Medicare as a late (if not last) resort for patients with chronic intractable pain. The local Medicare Administrative Contractors (MACs) cannot be more restrictive in coverage than this NCD. In some cases, coding and billing articles for additional instruction have been developed. As of July 13, 2023, Novitas and First Coast Service Options retired their SCS Local Coverage Determinations (LCDs), creating the pathway for Medicare beneficiaries in those jurisdictions to have access to SCS for PDN and NSBP. This change, posted on July 13, 2023, provides nationwide Medicare fee-for-service coverage for an additional 19 million covered lives. Decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is a covered benefit under the patient's existing policies. These payors may deny pre-service prior authorization if they determine that the device or procedure is not medically necessary for the patient and used in accordance with the payor’s coverage policy.

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

During the third quarter of 2022, Novitas Solutions (Novitas) and First Coast Service Options (FCSO), the Medicare Administrative Contractors (MACs) that represent Arkansas, Colorado, Delaware, Florida, Louisiana, Maryland, Mississippi, New Jersey, New Mexico, Oklahoma, Pennsylvania and Texas, published draft Local Coverage Determinations (LCDs) titled, “Nerve Stimulators for Chronic Intractable Pain”, which propose updated coverage criteria for SCS devices with an explicit FDA approval to treat PDN that would include PDN refractory to conventional medical management. On May 4, 2023, both MACs retired the draft LCDs, setting the stage for the future retirement of local SCS LCDs.

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

Effective June 16, 2023, Florida Blue, the largest commercial payor in Florida representing 4.6 million covered lives, has updated their medical policy to include coverage for painful diabetic neuropathy, effective June 15, 2023. Florida Blue previously only covered peripheral neuropathies but this update may give providers and patients confidence in broader access for all PDN patients moving forward.

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

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. The manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $2.8 million for the six months ended June 30, 2023 and $4.2 million for the year ended December 31, 2022.

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

In April 2023, we enrolled the first patient in our PDN Sensory study, the first prospective RCT to assess the restoration of neurological function as a primary objective in patients with intractable PDN. The study will enroll up to 236 patients at multiple sites across the U.S. Patients will be randomized to conventional medical management or 10 kHz Therapy plus conventional medical management, with optional crossover to the other treatment arm at 6 months if those criteria are met.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements. There have been no other significant or material changes in our critical accounting policies during the three months ended June 30, 2023 to the items we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report.

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

During 2021 and 2022, we experienced significant legal expenses associated with our intellectual property litigation with Boston Scientific. In 2023, we experienced an increase in legal expenses associated with the civil investigative demand and Flathead Partners. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue, the timing and extent of our SG&A expense, and the direct impact of the COVID-19 pandemic on certain discretionary spend items such as travel and trade shows.

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

Consolidated Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,
	2023	2022	Change
(in thousands)
Revenue	$108,809	$104,213	$4,596
Cost of revenue	34,366	31,479	2,887
Gross profit	$74,443	$72,734	$1,709
Gross margin	68%	70%	(2)%

Revenue. Revenue increased to $108.8 million in the three months ended June 30, 2023 from $104.2 million in the three months ended June 30, 2022, an increase of $4.6 million, or 4%. Revenue in the United States was $93.0 million in the three months ended June 30, 2023, a 4% increase from $89.0 million in the three months ended June 30, 2022. Our trial and permanent implant volumes in the United States increased from the prior year. International revenue was $15.8 million in the three months ended June 30, 2023, compared to $15.2 million in the three months ended June 30, 2022.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $34.4 million in the three months ended June 30, 2023 from $31.5 million in the three months ended June 30, 2022, an increase of $2.9 million, or 9%. This increase was primarily due to an increase of $3.2 million in the costs of manufactured components and $0.8 million related to write-down of inventory, which were partially offset by a decrease of $2.1 million in costs incurred to ramp our Costa Rica manufacturing facility. Gross profit increased to $74.4 million in the three months ended June 30, 2023 from $72.7 million in the three months ended June 30, 2022, an increase of $1.7 million, or 2%. Gross profit as a percentage of revenue, or gross margin, was 68% in the three months ended June 30, 2023, compared to 70% in the three months ended June 30, 2022.

Operating Expenses

	Three Months Ended June 30,
	2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$13,320	12%	$12,552	12%	$768
Sales, general and administrative	86,762	80%	83,973	81%	2,789
Total operating expenses	$100,082	92%	$96,525	93%	$3,557

Research and Development Expense. R&D expenses increased to $13.3 million in the three months ended June 30, 2023, from $12.6 million in the three months ended June 30, 2022, an increase of $0.8 million, or 6%. The increase was primarily due to an increase in personnel expenses of $0.6 million and project spend of $0.3 million.

Sales, General and Administrative Expense. SG&A expenses increased to $86.8 million in the three months ended June 30, 2023, from $84.0 million in the three months ended June 30, 2022, an increase of $2.8 million, or 3%. The increase was primarily due to an increase in personnel expenses of $4.2 million, litigation related expenses of $0.8 million, and software expenses of $0.2 million, which were partially offset by a decrease in consulting and contract labor costs of $1.3 million, travel and meeting expenses of $0.8 million, and marketing initiative expenses of $0.3 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended June 30,
	2023	2022	Change
(in thousands)
Interest income	$3,348	$282	$3,066
Interest expense	(1,618)	(1,608)	(10)
Other income (expense), net	(338)	368	(706)
Provision for income taxes	477	241	236

Interest Income. Interest income increased to $3.3 million in the three months ended June 30, 2023 from $0.3 million in the three months ended June 30, 2022, primarily due to a higher average investment return rates during the three months ended June 30, 2023.

Interest Expense. Interest expense remained steady at $1.6 million in each of three months ended June 30, 2023 and 2022, and represented interest for our outstanding debt and the amortization of debt issuance costs.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a loss of $0.3 million in the three months ended June 30, 2023, compared to a gain of $0.4 million in the three months ended June 30, 2022.

Provision for Income Taxes. Income tax expense was $0.5 million in the three months ended June 30, 2023 and $0.2 million in the three months ended June 30, 2022. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Comparison of the six months ended June 30, 2023 and 2022

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,
	2023	2022	Change
(in thousands)
Revenue	$205,136	$192,055	$13,081
Cost of revenue	66,069	60,229	5,840
Gross profit	$139,067	$131,826	$7,241
Gross margin	68%	69%	(1)%

Revenue. Revenue increased to $205.1 million in the six months ended June 30, 2023 from $192.1 million in the six months ended June 30, 2022, an increase of $13.1 million, or 7%. Revenue in the United States was $175.3 million in the six months ended June 30, 2023, an 8% increase from $162.3 million in the six months ended June 30, 2022. Our trial and permanent implant volumes in the United States increased from the prior year. International revenue was $29.9 million in the six months ended June 30, 2023, compared to $29.8 million in the six months ended June 30, 2022.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $66.1 million in the six months ended June 30, 2023 from $60.2 million in the six months ended June 30, 2022, an increase of $5.8 million, or 10%. This increase was primarily due to an increase of $6.5 million in the costs of manufactured components, $1.3 million related to the write down of inventory and $1.3 million related to costs associated with warranty expenses, which were partially offset by a decrease of $4.3 million in costs incurred to ramp our Costa Rica manufacturing facility. Gross profit increased to $139.1 million in the six months ended June 30, 2023 from $131.8 million in the six months ended June 30, 2022, an increase of $7.2 million, or 5%. Gross profit as a percentage of revenue, or gross margin, was 68% in the six months ended June 30, 2023, compared to 69% in the six months ended June 30, 2022, primarily due to the increased cost of manufactured product components as a percentage of revenue.

Operating Expenses

	Six Months Ended June 30,
	2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$28,075	14%	$25,088	13%	$2,987
Sales, general and administrative	172,954	84%	163,298	85%	9,656
Total operating expenses	$201,029	98%	$188,386	98%	$12,643

Research and Development Expense. R&D expenses increased to $28.1 million in the six months ended June 30, 2023, from $25.1 million in the six months ended June 30, 2022, an increase of $3.0 million, or 12%. The increase was primarily due to an increase in personnel expenses of $2.2 million, clinical and regulatory expenses of $0.6 million, and project spend of $0.2 million.

Sales, General and Administrative Expense. SG&A expenses increased to $173.0 million in the six months ended June 30, 2023, from $163.3 million in the six months ended June 30, 2022, an increase of $9.7 million, or 6%. The increase was primarily due to an increase in personnel expenses of $7.3 million, travel and meeting expenses of $2.1 million, conference costs of $1.0 million, litigation related expenses of $0.8 million, and software expenses of $0.8 million, which were partially offset by lower consulting and contract labor costs of $2.4 million.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Six Months Ended June 30,
	2023	2022	Change
(in thousands)
Interest income	$6,626	$425	$6,201
Interest expense	(3,231)	(3,211)	(20)
Other income (expense), net	(384)	453	(837)
Provision for income taxes	802	422	380

Interest Income. Interest income increased to $6.6 million in the six months ended June 30, 2023 from $0.4 million in the six months ended June 30, 2022, primarily due to a higher average investment return rates during the 2023.

Interest Expense. Interest expense remained steady at $3.2 million in each of six months ended June 30, 2023 and 2022, and represented interest for our outstanding debt and the amortization of debt issuance costs.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a loss of $0.4 million in the six months ended June 30, 2023, compared to a gain $0.5 million in the six months ended June 30, 2022.

Provision for Income Taxes. Income tax expense was $0.8 million in the six months ended June 30, 2023 and $0.4 million in the six months ended June 30, 2022. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021 (2021 Notes). In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025. Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $329.9 million. Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months

We expect to incur continued expenditures in the future in support of our commercial infrastructure and sales force. In addition, we intend to continue to make investments in the further development of our Senza product platform and 10 kHz Therapy for the treatment of other chronic pain conditions, including ongoing R&D programs and conducting clinical trials. Further, we expect to expend significant cash resources pursuing and defending our ongoing intellectual property lawsuits. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

We may continue to seek funds through equity or debt financings, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. Should we choose to raise additional capital, the requirements will depend on many factors, including:

•
the lingering impact from the COVID-19 pandemic and any recession or other adverse macroeconomic conditions;
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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2023	2022
(in thousands)
Net cash provided by (used in)
Operating activities	$(43,816)	$(41,252)
Investing activities	(13,374)	120,336
Financing activities	1,849	(3,868)
Effect of exchange rate on cash flows	154	(916)
Net decrease in cash, cash equivalents and restricted cash	$(55,187)	$74,300

Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $43.8 million in the six months ended June 30, 2023, compared to $41.3 million in the six months ended June 30, 2022. In the six months ended June 30, 2023, net cash provided by operating activities was primarily a result of the net losses recorded during the period of $59.8 million, as well as increases in inventory of $22.6 million, decreases in accounts payable and accrued liabilities of $3.7 million and decreases in other long term liabilities of $2.7 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $29.7 million, depreciation and amortization of $3.2 million, write-down of inventory of $2.8 million and amortization of operating lease assets of $2.2 million, as well as decreases in accounts receivable of $9.1 million. In the six months ended June 30, 2022, net cash used in operating activities was primarily a result of the net losses recorded during the period of $59.3 million, as well as decreases in accounts payable and accrued liabilities of $9.4 million, decreases in other long term liabilities of $2.4 million, increases in prepaids and other assets of $6.1 million and increases in inventory of $1.5 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $26.8 million and depreciation and amortization of $3.1 million, inventory impairment of $2.3 million and amortization of operating lease assets of $2.0 million, as well as decreases in accounts receivable of $2.4 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net purchases of short-term investments of $8.6 million in the six months ended June 30, 2023 and net proceeds from the maturity of short-term investments of $123.4 million in the six months ended June 30, 2022. We also had purchases of property and equipment of $4.8 million and $3.0 million in the six months ended June 30, 2023 and 2022, respectively.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities consisted primarily of tax withholdings for net share settlement, net of cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan. In the six months ended June 30, 2023, we had proceeds from issuance of common stock of $5.2 million, offset by tax withholdings of $3.4 million. In the six months ended June 30, 2022, we had tax withholdings of $8.1 million, offset by proceeds from issuance of common stock of $4.2 million.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements. As of June 30, 2023, we had minimum annual purchase commitments of $1.4 million due for the remainder of 2023 and $19.8 million due each year from 2024 to 2026.

We have also entered into a service agreement for which we are committed to pay $2.9 million in the next year, which is the remaining term of the service agreement.

As of June 30, 2023, our contractual obligations related to the 2025 Notes are payments of interest of $2.6 million due for the remainder of 2023, payments of interest of $5.2 million in 2024, and payments of interest and principal totaling $192.4 million due in 2025.

Off-Balance Sheet Arrangements

Through June 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements within this report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	5/24/2019	3.1

3.3	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

3.4	Amendment to Amended and Restated Bylaws.	8-K	5/24/2019	3.2

4.1	Reference is made to Exhibits 3.1 to 3.3.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.5	Second Supplemental Indenture, dated April 6, 2020, by and between Nevro Corp. and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.6	Form of 2.75% Senior Convertible Note Due 2025 (included in Exhibit 4.5).	8-K	4/7/2020	4.3

4.7	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the	10-K	2/25/2020	4.6

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith
Securities Exchange Act of 1934.

10.1#	Amended and Restated Employment Agreement, by and between D. Keith Grossman and the Company, effective as of April 24, 2023.				X

10.2#	Offer Letter, dated as of April 17, 2023, by and between Kevin Thornal and the Company.				X

10.3#	Employment Agreement by and between Kevin Thornal and the Company, effective as of April 24, 2023.				X

10.4#	Offer Letter, dated as of June 1, 2023, by and between Greg Siller and the Company.				X

10.5#	Amendment No. 1 to Change in Control Severance Agreement, dated as of April 19, 2023, by and between Rod MacLeod and the Company.				X

10.6#	Amendment No. 1 to Change in Control Severance Agreement, dated as of April 19, 2023, by and between Niamh Pellegrini and the Company.				X

10.7#	Amendment No. 1 to Change in Control Severance Agreement, dated as of April 19, 2023, by and between Kashif Rashid and the Company.				X

10.8#	Change in Control Severance Agreement, dated June 20, 2023, between Greg Siller and the Company.				X

10.9#	Separation Agreement, dated June 30, 2023, by and between Niamh Pellegrini and the Company.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

NEVRO CORP.
(Registrant)

Date: August 1, 2023	/s/ KEVIN THORNAL
Kevin Thornal
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2023	/s/ RODERICK H. MACLEOD
Roderick H. MacLeod
Chief Financial Officer (Principal Financial Officer)