Form 10-Q
period 2023-09-30
NEVRO CORP
filed 2023-11-01
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 25, 2023, there were 36,205,495 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$65,155	$120,373
Short-term investments	255,103	254,012
Accounts receivable, net of allowance for doubtful accounts of $853 and $1,270 at September 30, 2023 and December 31, 2022, respectively	68,984	78,930
Inventories	122,420	99,638
Prepaid expenses and other current assets	10,321	9,984
Total current assets	521,983	562,937
Property and equipment, net	24,031	22,271
Operating lease assets	10,099	13,430
Other assets	4,863	3,164
Restricted cash	606	606
Total assets	$561,582	$602,408
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$28,854	$26,849
Accrued liabilities	45,302	47,168
Other current liabilities	5,587	5,195
Total current liabilities	79,743	79,212
Long-term debt	187,803	186,867
Long-term operating lease liabilities	6,105	10,296
Other long-term liabilities	2,265	2,157
Total liabilities	275,916	278,532
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at September 30, 2023 and December 31, 2022; 36,869,962 and 36,203,423 shares issued at September 30, 2023 and December 31, 2022, respectively; 36,187,046 and 35,520,507 shares outstanding at September 30, 2023 and December 31, 2022, respectively	36	35
Additional paid-in capital	978,211	934,132
Accumulated other comprehensive income (loss)	(2,152)	(3,094)
Accumulated deficit	(690,429)	(607,197)
Total stockholders’ equity	285,666	323,876
Total liabilities and stockholders’ equity	$561,582	$602,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$103,862	$100,466	$308,998	$292,521
Cost of revenue	34,346	31,164	100,415	91,393
Gross profit	69,516	69,302	208,583	201,128
Operating expenses
Research and development	13,923	14,030	41,998	39,118
Sales, general and administrative	81,152	78,190	254,106	241,488
Certain litigation charges (credits)	—	(105,000)	—	(105,000)
Total operating expenses	95,075	(12,780)	296,104	175,606
Income (Loss) from operations	(25,559)	82,082	(87,521)	25,522
Interest income	3,594	1,128	10,220	1,553
Interest expense	(1,618)	(1,608)	(4,849)	(4,819)
Other income (expense), net	234	391	(150)	844
Income (Loss) before income taxes	(23,349)	81,993	(82,300)	23,100
Provision for income taxes	130	485	932	907
Net income (loss)	(23,479)	81,508	(83,232)	22,193
Other comprehensive loss:
Changes in foreign currency translation adjustment	(765)	(1,690)	77	(3,293)
Changes in unrealized gains on short-term investments, net	470	(102)	865	(1,384)
Net change in other comprehensive loss	(295)	(1,792)	942	(4,677)
Comprehensive income (loss)	$(23,774)	$79,716	$(82,290)	$17,516
Net income (loss) per common share
Basic	$(0.65)	$2.30	$(2.32)	$0.63
Diluted	$(0.65)	$2.22	$(2.32)	$0.63
Weighted average number of shares used to compute basic and diluted net (loss) per share
Basic	36,142,255	35,402,086	35,882,826	35,265,193
Diluted	36,142,255	37,338,945	35,882,826	35,501,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three and nine months ended September 30, 2023

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	35,520,507	$35	$934,132	$(607,197)	$(3,094)	$323,876
Issuance of common stock upon release of restricted stock units	243,276	1	(1)	—	—	—
Shares withheld for tax obligations	(69,763)	—	(2,273)	—	—	(2,273)
Stock based compensation	—	—	13,561	—	—	13,561
Net loss	—	—	—	(35,029)	—	(35,029)
Change in other comprehensive loss	—	—	—	—	1,093	1,093
Balances at March 31, 2023	35,694,020	36	945,419	(642,226)	(2,001)	301,228
Exercise of common stock options	83,058	—	1,455	—	—	1,455
Issuance of common stock upon release of restricted stock units	185,918	—	—	—	—	—
Shares withheld for tax obligations	(38,463)	—	(1,080)	—	—	(1,080)
Issuance of common stock under employee stock purchase plan	155,589	—	3,747	—	—	3,747
Stock based compensation	—	—	13,980	—	—	13,980
Net loss	—	—	—	(24,724)	—	(24,724)
Other comprehensive loss	—	—	—	—	144	144
Balances at June 30, 2023	36,080,122	36	963,521	(666,950)	(1,857)	294,750
Issuance of common stock upon release of restricted stock units	151,148	—	—	—	—	—
Shares withheld for tax obligations	(44,224)	—	(1,012)	—	—	(1,012)
Stock based compensation	—	—	15,702	—	—	15,702
Net income	—	—	—	(23,479)	—	(23,479)
Other comprehensive loss	—	—	—	—	(295)	(295)
Balances at September 30, 2023	36,187,046	$36	$978,211	$(690,429)	$(2,152)	$285,666

For the three and nine months ended September 30, 2022

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	35,026,654	$35	$928,138	$(624,193)	$(364)	$303,616
Adjustments from adoption of ASU 2020-06	—	—	(48,340)	13,995	—	(34,345)
Exercise of common stock options	10,642	—	545	—	—	545
Issuance of common stock upon release of restricted stock units	263,412	—	—	—	—	—
Shares withheld for tax obligations	(107,257)	—	(7,298)	—	—	(7,298)
Stock based compensation	—	—	13,406	—	—	13,406
Net loss	—	—	—	(34,325)	—	(34,325)
Change in other comprehensive loss	—	—	—	—	(1,213)	(1,213)
Balances at March 31, 2022	35,193,451	35	886,451	(644,523)	(1,577)	240,386
Exercise of common stock options	5,100	—	230	—	—	230
Issuance of common stock upon release of restricted stock units	109,742	—	—	—	—	—
Shares withheld for tax obligations	(12,323)	—	(759)	—	—	(759)
Issuance of common stock under employee stock purchase plan	84,837	—	3,414	—	—	3,414
Stock based compensation	—	—	13,376	—	—	13,376
Net loss	—	—	—	(24,990)	—	(24,990)
Other comprehensive loss	—	—	—	—	(1,672)	(1,672)
Balances at June 30, 2022	35,380,807	35	902,712	(669,513)	(3,249)	229,985
Exercise of common stock options	8,749	—	366	—	—	366
Issuance of common stock upon release of restricted stock units	42,038	—	—	—	—	—
Shares withheld for tax obligations	(6,995)	—	(329)	—	—	(329)
Stock based compensation	—	—	15,197	—	—	15,197
Net income	—	—	—	81,508	—	81,508
Other comprehensive loss	—	—	—	—	(1,792)	(1,792)
Balances at September 30, 2022	35,424,599	$35	$917,946	$(588,005)	$(5,041)	$324,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(83,232)	$22,193
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,935	4,658
Amortization of operating lease assets	3,330	3,080
Stock-based compensation expense	43,249	41,992
Amortization of premium (accretion of discount) on short-term investments	(2,766)	888
Provision for doubtful accounts	391	280
Write-down of inventory	2,969	3,638
Amortization of debt discount and issuance costs	935	905
Unrealized (gains) losses on foreign currency transactions	(492)	(1,737)
Changes in operating assets and liabilities
Accounts receivable	9,350	(964)
Inventories	(24,834)	(7,207)
Prepaid expenses and other current assets	(362)	(5,949)
Other assets	208	1,325
Accounts payable	2,050	(310)
Accrued liabilities	(1,554)	(1,000)
Other long-term liabilities	(4,083)	(23,694)
Net cash provided by (used in) operating activities	(49,906)	38,098
Cash flows from investing activities
Purchases of short-term investments	(169,869)	(188,063)
Proceeds from maturity of short-term investments	172,410	257,050
Investment in private company	(1,900)	—
Purchases of property and equipment	(6,732)	(5,155)
Net cash provided by (used in) investing activities	(6,091)	63,832
Cash flows from financing activities
Minimum tax withholding paid on behalf of employees for net share settlement	(4,366)	(8,386)
Proceeds from issuance of common stock to employees	5,202	4,555
Net cash provided by (used in) financing activities	836	(3,831)
Effect of exchange rate changes on cash and cash equivalents	(57)	(1,970)
Net increase (decrease) in cash, cash equivalents and restricted cash	(55,218)	96,129
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	120,979	35,316
Cash, cash equivalents and restricted cash at end of period	$65,761	$131,445
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$728	$533

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements (the condensed consolidated financial statements) have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the Annual Report) filed with the Securities and Exchange Commission (SEC) on February 21, 2023. The condensed consolidated financial statements are prepared in U.S. dollars and include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022 and the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022. All such adjustments are of a normal and recurring nature. The interim financial data as of September 30, 2023 is not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net unrealized foreign currency gain (loss)	$547	$1,026	$402	$2,249
Net realized foreign currency gain (loss)	(259)	(585)	(396)	(1,296)

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from its Annual Report.

2. Revenue

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$89,760	$86,130	$265,042	$248,393
International	14,102	14,336	43,956	44,128
Total revenue	$103,862	$100,466	$308,998	$292,521

The United States is the only country that accounts for 10% or more of the revenue during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	86%	86%	86%	85%

There were no customers that accounted for 10% or more of the Company’s revenue for each of the three and nine months ended September 30, 2023 and 2022. Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of September 30, 2023 and December 31, 2022. For the three and nine months ended September 30, 2023, the Company recognized bad debt expenses of $0 and $0.4 million, respectively. For each of the three and nine months ended September 30, 2022, the Company recognized bad debt credits of $7,000 and expenses of $0.2 million, respectively.

In July 2021, the Company received FDA approval of its proprietary 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN). For the three and nine months ended September 30, 2023, PDN represented 20% and 18% of worldwide permanent implant procedures, respectively, which resulted in approximately $20.8 million and $55.5 million in revenue, respectively. For the three and nine months ended September 30, 2022, PDN represented 13% and 11% of worldwide permanent implant procedures, respectively, which resulted in approximately $13.4 million and $30.4 million in revenue, respectively. The Company classifies PDN revenue by using estimates and assumptions based on historical experiences and knowledge of current conditions, given available information.

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

The weighted average lease terms and discounts rates are as follows:

	September 30, 2023	December 31, 2022
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	2.89 years	3.38 years
Weighted-average discount rate	7.0%	7.0%

As of September 30, 2023, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2023, remaining months	$1,523
2024	6,201
2025	2,849
2026	405
2027	417
Thereafter	1,561
Total lease payments	12,956
Less: Interest	(1,264)
Present value of lease liabilities	$11,692

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$1,342	$1,342	$4,027	$4,027

Supplemental balance sheet information are as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating Leases:
Operating lease assets	$10,099	$13,430

Other current liabilities	$5,587	$5,195
Long term operating lease liabilities	6,105	10,296
Total operating lease liabilities	$11,692	$15,491

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,523	$1,478	$4,497	$4,242

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

Balance as of September 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$46,264	$—	$—	$46,264
Agency bonds (ii)	—	151,646	—	151,646
Commercial paper (ii)	—	22,038	—	22,038
Corporate notes (ii)	—	3,465	—	3,465
Treasury bonds (ii)	77,954	—	—	77,954
Total assets	$124,218	$177,149	$—	$301,367

Balance as of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$92,318	$—	$—	$92,318
Agency bonds (ii)	—	183,678	—	183,678
Commercial paper (ii)	—	24,742	—	24,742
Treasury bonds (ii)	45,592	—	—	45,592
Total assets	$137,910	$208,420	$—	$346,330

(i)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)
Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of September 30, 2023 and December 31, 2022, the fair value of the 2.75% convertible senior notes due 2025 (the 2025 Notes) was $179.4 million and $174.2 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7 for additional information regarding the 2025 Notes).

5. Balance Sheet Components

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $46.3 million and $92.3 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use. The Company also held cash in foreign banks of approximately $9.7 million at September 30, 2023 and $18.6 million at December 31, 2022 that was not insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

	September 30, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$152,025	$—	$(379)	$151,646
Commercial paper	22,054	—	(16)	22,038
Corporate notes	3,469	—	(4)	3,465
Treasury bonds	78,118	5	(169)	77,954
Total securities	$255,666	$5	$(568)	$255,103

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$184,666	$2	$(990)	$183,678
Commercial paper	24,767	5	(30)	24,742
Treasury bonds	46,008	—	(416)	45,592
Total securities	$255,441	$7	$(1,436)	$254,012

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of September 30, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$208,118	$207,605
Amounts maturing after one year through five years	47,548	47,498
Total investment securities	$255,666	$255,103

Inventories (in thousands)

	September 30,	December 31,
	2023	2022
Raw materials	$65,239	$53,384
Work in process	1,411	1,195
Finished goods	55,770	45,059
Total inventories	$122,420	$99,638

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

The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total write-downs of $0.1 million and $1.4 million, for its inventories for the three months ended September 30, 2023 and 2022, respectively, and $3.0 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Property and Equipment, Net (in thousands)

	September 30,	December 31,
	2023	2022
Laboratory and manufacturing equipment	$13,269	$11,482
Computer equipment and software	23,599	18,626
Furniture and fixtures	4,618	4,421
Leasehold improvements	10,856	10,589
Construction in process	5,455	5,984
Total	57,797	51,102
Less: Accumulated depreciation and amortization	(33,766)	(28,831)
Property and equipment, net	$24,031	$22,271

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Depreciation and amortization expense	$1,723	$1,602	$4,935	$4,658

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2023	2022
Accrued payroll and related expenses	$30,546	$35,341
Accrued professional fees	2,819	1,425
Accrued taxes	1,617	1,910
Accrued clinical and research expenses	497	282
Accrued interest	2,609	1,305
Accrued warranty	1,477	866
Accrued other	5,737	6,039
Total accrued liabilities	$45,302	$47,168

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance	$1,349	$636	$866	$664
Provision for warranty	1,051	822	3,899	2,325
Utilization	(923)	(707)	(3,288)	(2,238)
Ending balance	$1,477	$751	$1,477	$751

Contingent Consideration

In July 2023, the Company entered into an agreement with a privately-held company to, among other things, provide financing to the privately-held company. Through September 30, 2023, the Company has provided financing totaling $1.9 million in the form of two convertible notes. The Company has the obligation to provide additional funding of up to $1.0 million in the form of an additional convertible note if the privately-held company achieves certain agreed upon development milestones. Additionally, the Company may purchase shares of the most senior security in the privately-held company in two separate tranches totaling a fair value of $2.0 million, each tranche upon the achievement of certain development targets. As of September 30, 2023, the value of the secured convertible notes is $1.9 million and is reported in Other assets on the condensed consolidated balance sheet.

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

Flathead Partners Litigation/Arbitration

On July 15, 2022, the Company filed a lawsuit in the U.S. District Court for the Northern District of California for breach of contract against Flathead Partners, LLC, the Mayo Foundation for Medical Education and Research, and Mayo Clinic Ventures (herein referred to as “Flathead Partners”). The Company’s suit alleged that Flathead Partners breached the 2006 license agreement between the Company and the Mayo Clinic (referred to in the Company’s 10-K filing as the “Mayo License”), when Flathead Partners unilaterally asserted control of pending U.S. Patent Application 16/286,389 (the “’389 Application”), which is subject to the Mayo License. The suit sought to enjoin the Flathead Partners from taking any action at the U.S. Patent Office with respect to the ‘389 Application, and to thereafter engage in an arbitration as called for in the Mayo License. On July 27, 2022, the Flathead Partners agreed to enter into an arbitration to determine which party shall have control of prosecution of the ‘389 Application, and whether there are ongoing royalty obligations under the Mayo License. Therefore, Nevro dismissed the lawsuit in the Northern District of California. The parties have since been engaged in an arbitration. An arbitration hearing was held during the week of September 11, 2023, and a ruling is expected in the fourth quarter of 2023.

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

7. Debt

2025 Notes and Convertible Note Hedge and Warrant Transactions

During the three months ended September 30, 2023, the conditions allowing holders of the 2025 Notes to convert have not been met. Therefore, the 2025 Notes are not convertible during the three months ended December 31, 2023. As of September 30, 2023, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	September 30,	December 31,
	2023	2022
Principal	$189,750	$189,750
Unamortized issuance cost	(1,947)	(2,883)
Net carrying amount	$187,803	$186,867

The following table sets forth the interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,305	$1,305	$3,914	$3,914
Amortization of debt issuance costs	313	303	935	904
Total interest expense	$1,618	$1,608	$4,849	$4,818

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

The PSU grant activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Total shareholder return	12,499	$27.23	185,424	$43.89
Revenue targets	12,500	$20.11	185,451	$31.39
Total PSUs granted	24,999	$23.67	370,875	$37.64

	Nine Months Ended
	September 30, 2022
	Shares	Weighted Average Fair Value
Total shareholder return	71,364	$105.12
Revenue targets	71,378	$70.76
Stock price performance	250,000	$34.05
Total PSUs granted	392,742	$53.64

There were no PSU grants for the three months ended September 30, 2022.

A summary of stock-based compensation expense by line items in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of revenue	657	637	1,769	1,873
Research and development	2,388	2,361	7,301	6,401
Sales, general and administrative	10,478	12,208	34,179	33,717
Total stock-based compensation expense	13,523	15,206	43,249	41,991

A summary of pre-tax stock-based compensation expense by category was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock Options	—	499	539	1,621
Restricted stock units	10,776	10,251	34,423	27,541
Performance stock units	2,510	4,083	6,676	11,442
Employee stock purchase plan	237	373	1,611	1,387
Total stock-based compensation expense	13,523	15,206	43,249	41,991

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

The following table presents the reconciliation of net income (loss) used in computing basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss) used in basic net income (loss) per common share	$(23,479)	$81,508	$(83,232)	$22,193
Plus: Assumed conversions of dilutive convertible notes	—	1,305	—	—
Net income (loss) used in diluted net income (loss) per common share	$(23,479)	$82,813	$(83,232)	$22,193

The following table presents the reconciliation of weighted average shares used in computing basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average shares used to compute basic net income (loss) per share	36,142,255	35,402,086	35,882,826	35,265,193
Plus effect of dilutive securities:
Stock-based awards from employee equity plans	—	129,718	—	236,416
Convertible senior notes	—	1,807,141	—	—
Weighted average shares used to compute diluted net income (loss) per share	36,142,255	37,338,945	35,882,826	35,501,609

The following table presents the net income (loss) per common share - basic and diluted:

	Three Months Ended		Nine Months Ended September 30,
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss) per common share:
Basic	$(0.65)	$2.30	$(2.32)	$0.63
Diluted	$(0.65)	$2.22	$(2.32)	$0.63

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Unreleased restricted stock and performance stock units	2,795,332	1,083,509	2,795,332	939,869
Options to purchase common stock	386,518	418,509	386,518	371,193
Convertible senior notes	1,807,141	—	1,807,141	1,807,141
Warrants related to the issuance of convertible senior notes	1,807,141	1,807,141	1,807,141	1,807,141
Total	6,796,132	3,309,159	6,796,132	4,925,344

10. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. The Company recorded an expense for matching contributions of $0.3 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $3.4 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively.

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

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023
Revenue from:	(in millions)
U.S. sales	$74.7	$85.0	$78.1	$88.4	$73.2	$89.0	$86.1	$99.8	$82.3	$93.0	$89.8
International sales	13.9	17.3	15.2	14.3	14.6	15.2	14.3	14.1	14.0	15.8	14.1
Total sales revenue	$88.6	$102.3	$93.2	$102.8	$87.8	$104.2	$100.5	$113.8	$96.3	$108.8	$103.9

	2018	2019	2020	2021	2022	Nine Months Ended September 30, 2023
Revenue from:	(in millions)
U.S. sales	$321.8	$326.0	$311.9	$326.2	$348.2	$265.1
International sales	65.5	64.3	50.2	60.7	58.2	43.9
Total sales revenue	$387.3	$390.3	$362.0	$386.9	$406.4	$309.0

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of September 30, 2023 was $690.4 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10 kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, including a sales organization that targets physician specialties involved in PDN treatment decisions, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

We rely on third-party suppliers for all of the components of our Senza products, and currently for a significant portion of the assembly of these systems. Several of our suppliers are currently single-source suppliers. We have entered into and/or amended several supply agreements in an effort to reinforce our supply chain. We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers makes us vulnerable to supply shortage problems and exposes us to greater lead times, increasing our risk of inventory obsolescence. In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins. We plan on conducting these manufacturing activities in a facility in Costa Rica, for which our lease began in April 2021. The integration process was completed in mid-2022, and we received approval from the FDA for the manufacture of our Senza system in the Costa Rica facility in September 2022. Even with this commencement of manufacturing in Costa Rica, we expect that we will continue to rely on third-party manufacturers as we ramp our factory and in order to provide key components to support the assembly process. We have incurred and may continue to incur significant capital expenditures and implementation costs to initiate the manufacturing activities in our Costa Rica facility.

Macroeconomic Conditions

Our business and financial performance are significantly impacted by macroeconomic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russian and Ukraine, the Middle East conflict, supply chain constraints, market uncertainty, volatility in exchange rates, inflationary trends, lower consumer confidence and evolving dynamics in the global trade environment have impacted our business and financial performance. Such economic impacts could also impact the decision of patients and customers to seek and undertake elective procedures which would adversely impact our revenue and results of operations.

Furthermore, a recession or market correction resulting from macroeconomic factors could materially affect our business and the value of our common stock. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Senza systems sold as a result of customer and patient reluctance to seek elective care treatment due to increase patient copays and similar financial considerations.

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

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of our products and the related implant procedure for patients. The revenue we are able to generate from sales of our products depends in large part on the availability of reimbursement from such payors. Currently, there is a National Coverage Determination (NCD 160.7) that provides the conditions for coverage by Medicare as a late (if not last) resort for patients with chronic intractable pain. The local Medicare Administrative Contractors (MACs) cannot be more restrictive in coverage than this NCD. In some cases, coding and billing articles for additional instruction have been developed. Effective July 13, 2023, Novitas and First Coast Service Options retired their SCS Local Coverage Determinations (LCDs), creating the pathway for Medicare beneficiaries in those jurisdictions to have access to SCS for PDN and NSBP. This change provides nationwide Medicare fee-for-service coverage for an additional 19 million covered lives. Decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is a covered benefit under the patient's existing policies. These payors may deny pre-service prior authorization if they determine that the device or procedure is not medically necessary for the patient and used in accordance with the payor’s coverage policy.

A significant component of our commercial efforts includes working with private payors to ensure positive coverage decisions for our products. For our traditional chronic back and leg pain market, we believe that favorable coverage and reimbursement for procedures using our products from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield (BCBS) and United Healthcare, have contributed to our increase in revenue to date. Although the largest commercial payors and Medicare cover procedures using Senza, there can be no assurance that all private health insurance plans will cover the therapy. While Medicare, through both national and local coverage policies, currently provides coverage for NSBP, most commercial payors do not yet have coverage policies for NSBP and may consider coverage for this indication on a case-by-case basis.

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

With respect to both PDN and NSBP, there are still some payors that have not yet updated their policies to expressly cover SCS procedures, including in the case of PDN, Cigna and Anthem Blue Cross Blue Shield. A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

We are working to expand payor coverage to include the use of our 10 kHz Therapy for the management of PDN and NSBP. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful.

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. The manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $3.0 million for the nine months ended September 30, 2023 and $4.2 million for the year ended December 31, 2022.

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

The SENZA-PDN study is one of the largest RCTs conducted in the field of spinal cord stimulation with 216 randomized patients. The study is evaluating paresthesia-free 10 kHz Therapy among patients diagnosed with PDN and refractory to conventional medical management (CMM). Patients were randomized one-to-one to CMM alone or CMM with 10 kHz Therapy. A crossover study design was used, where subjects who did not have adequate pain relief at 6 months were given the option to cross over to the other treatment arm. Subjects were followed for 24 months, with subjects who crossed over from CMM alone to CMM with 10 kHz Therapy followed for 24 months post-implantation. We presented the complete six-month and preliminary twelve-month data in January 2021 at the North American Neuromodulation Society (NANS) conference. In April 2021, the six-month data were published online in JAMA Neurology. In June 2021, the complete 12-month data, including the six-month crossover patient data, was presented at the American Diabetes Association 81st Scientific Sessions. In July 2021, the FDA approved the Senza System for the treatment of chronic intractable pain of the lower limbs, including unilateral and bilateral pain, associated with PDN. This approval is specific to Nevro’s unique 10 kHz SCS stimulation, and the Senza system was the first spinal cord stimulation system approved by the FDA with a specific indication to treat PDN. The study continues such that future follow-ups will be utilized for publication and expanded reimbursement payor coverage. In November 2021, the 12-month results and six-month crossover data were published online in Diabetes Care. Additionally, at the 2022 NANS conference in January 2022 and the International Neuromodulation Society (INS)

conference in May 2022, we presented the complete 18-month results, including the 12-month crossover patient data, for our SENZA-PDN study. In June 2022, we presented the 24-month results, including the 18-month crossover patient data, at the American Diabetes Association (ADA) conference. In August 2022, the 12-month results and six-month crossover data on quality-of-life metrics were published in Mayo Clinic Proceedings: Innovations, Quality & Outcomes. In January 2023, we presented the full 24-month results from the SENZA-PDN study at the 2023 NANS conference, and the full manuscript was published in August 2023 in Diabetes Research and Clinical Practice. In June 2023, we presented the A1C/Weight Data at the ADA conference. Finally, in August 2023, we published the Healthcare Utilization Data in the Journal of Management Care and Pharmacy.

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

In April 2023, we enrolled the first patient in our PDN Sensory study, the first prospective RCT to assess the restoration of neurological function as a primary objective in patients with intractable PDN. The study will enroll up to 236 patients at multiple sites across the United States. Patients will be randomized to conventional medical management or 10 kHz Therapy plus conventional medical management, with optional crossover to the other treatment arm at 6 months if those criteria are met.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements. There have been no other significant or material changes in our critical accounting policies during the three months ended September 30, 2023 to the items we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report.

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,
	2023	2022	Change
(in thousands)
Revenue	$103,862	$100,466	$3,396
Cost of revenue	34,346	31,164	3,182
Gross profit	$69,516	$69,302	$214
Gross margin	67%	69%	(2)%

Revenue. Revenue increased to $103.9 million in the three months ended September 30, 2023 from $100.5 million in the three months ended September 30, 2022, an increase of $3.4 million, or 3%. Revenue in the United States was $89.8 million in the three months ended September 30, 2023, a 4% increase from $86.1 million in the three months ended September 30, 2022. Our trial and permanent implant volumes in the United States increased from the prior year. International revenue was $14.1 million in the three months ended September 30, 2023, compared to $14.3 million in the three months ended September 30, 2022.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $34.3 million in the three months ended September 30, 2023 from $31.2 million in the three months ended September 30, 2022, an increase of $3.2 million, or 10%. This increase was primarily due to an increase of $4.0 million in the costs of manufactured components due to an increase in number of units sold and $0.6 million in scrap expense, which were partially offset by a decrease of $1.7 million related to overhead costs as we ramp production activities in our Costa Rica manufacturing facility. Gross profit increased to $69.5 million in the three months ended September 30, 2023 from $69.3 million in the three months ended September 30, 2022, an increase of $0.2 million. Gross profit as a percentage of revenue, or gross margin, was 67% in the three months ended September 30, 2023, compared to 69% in the three months ended September 30, 2022, primarily due to pricing pressure on legacy products and increased cost of manufactured product components as a percentage of revenue.

Operating Expenses

	Three Months Ended September 30,
	2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$13,923	13%	$14,030	14%	$(107)
Sales, general and administrative	81,152	78%	78,190	78%	2,962
Certain litigation charges	-	0%	(105,000)	(105)%	105,000
Total operating expenses	$95,075	92%	$(12,780)	(13)%	$107,855

Research and Development Expense. R&D expenses remained fairly steady, decreasing to $13.9 million in the three months ended September 30, 2023, from $14.0 million in the three months ended September 30, 2022, a decrease of $0.1 million, or 1%.

Sales, General and Administrative Expense. SG&A expenses increased to $81.2 million in the three months ended September 30, 2023, from $78.2 million in the three months ended September 30, 2022, an increase of $3.0 million, or 4%. The increase was primarily due to an increase litigation related expenses of $2.8 million, travel and meeting expenses of $0.6 million, audit and tax services of $0.5 million and software expenses of $0.4 million, which were partially offset by a decrease in marketing initiatives of $0.7 million and consulting and contract labor of $0.6 million.

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

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended September 30,
	2023	2022	Change
(in thousands)
Interest income	$3,594	$1,128	$2,466
Interest expense	(1,618)	(1,608)	(10)
Other income (expense), net	234	391	(157)
Provision for income taxes	130	485	(355)

Interest Income. Interest income increased to $3.6 million in the three months ended September 30, 2023 from $1.1 million in the three months ended September 30, 2022, primarily due to a higher average investment return rates during the three months ended September 30, 2023.

Interest Expense. Interest expense remained steady at $1.6 million in each of three months ended September 30, 2023 and 2022, and represented interest expense for our outstanding debt and the amortization of debt issuance costs.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded a gain of $0.3 million in the three months ended September 30, 2023, compared to a gain of $0.4 million in the three months ended September 30, 2022.

Provision for Income Taxes. Income tax expense was $0.1 million in the three months ended September 30, 2023 and $0.5 million in the three months ended September 30, 2022. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Comparison of the nine months ended September 30, 2023 and 2022

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2023	2022	Change
(in thousands)
Revenue	$308,998	$292,521	$16,477
Cost of revenue	100,415	91,393	9,022
Gross profit	$208,583	$201,128	$7,455
Gross margin	68%	69%	(1)%

Revenue. Revenue increased to $309.0 million in the nine months ended September 30, 2023 from $292.5 million in the nine months ended September 30, 2022, an increase of $16.5 million, or 6%. Revenue in the United States was $265.0 million in the nine months ended September 30, 2023, a 7% increase from $248.4 million in the nine months ended September 30, 2022. Our trial and permanent implant volumes in the United States increased from the prior year. International revenue was $44.0 million in the nine months ended September 30, 2023, compared to $44.1 million in the nine months ended September 30, 2022.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $100.4 million in the nine months ended September 30, 2023 from $91.4 million in the nine months ended September 30, 2022, an increase of $9.0 million, or 10%. This increase was primarily due to an increase of $10.5 million in the costs of manufactured components due to an increase in number of units sold, $1.6 million related to warranty expenses and $1.0 million related to scrap, which were partially offset by a decrease of $4.5 million related to overhead costs as we ramp production activities in our Costa Rica manufacturing facility. Gross profit increased to $208.6 million in the nine months ended September 30, 2023 from $201.1 million in the nine months ended September 30, 2022, an increase of $7.5 million, or 4%. Gross profit as a percentage of revenue, or gross margin, was 68% in the nine months ended September 30, 2023, compared to 69% in the nine months ended September 30, 2022, primarily due to primarily due to pricing pressure on legacy products and increased cost of manufactured product components as a percentage of revenue.

Operating Expenses

	Nine Months Ended September 30,
	2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$41,998	14%	$39,118	13%	$2,880
Sales, general and administrative	254,106	82%	241,488	83%	12,618
Certain litigation charges	—	0%	(105,000)	(36)%	105,000
Total operating expenses	$296,104	96%	$175,606	60%	$120,498

Research and Development Expense. R&D expenses increased to $42.0 million in the nine months ended September 30, 2023, from $39.1 million in the nine months ended September 30, 2022, an increase of $2.9 million, or 7%. The increase was primarily due to an increase in personnel expenses of $2.2 million, clinical trial expenses of $0.9 million and regulatory fees of $0.4 million, which were partially offset by lower outside services costs of $0.6 million.

Sales, General and Administrative Expense. SG&A expenses increased to $254.1 million in the nine months ended September 30, 2023, from $241.5 million in the nine months ended September 30, 2022, an increase of $12.6 million, or 5%. The increase was primarily due to an increase in personnel expenses of $7.4 million, litigation related expenses of $3.6 million, travel and meeting expenses of $2.8 million, conferences of $1.4 million and software expenses of $1.3 million, which were partially offset by lower consulting and contract labor costs of $3.0 million and $0.7 million of insurance.

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

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Nine Months Ended September 30,
	2023	2022	Change
(in thousands)
Interest income	$10,220	$1,553	$8,667
Interest expense	(4,849)	(4,819)	(30)
Other income (expense), net	(150)	844	(994)
Provision for income taxes	932	907	25

Interest Income. Interest income increased to $10.2 million in the nine months ended September 30, 2023 from $1.6 million in the nine months ended September 30, 2022, primarily due to a higher average investment return rates during the 2023.

Interest Expense. Interest expense remained steady at $4.8 million in each of nine months ended September 30, 2023 and 2022, and represented interest for our outstanding debt and the amortization of debt issuance costs.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances, for which we recorded net zero balance in the nine months ended September 30, 2023, compared to a gain $1.0 million in the nine months ended September 30, 2022.

Provision for Income Taxes. Income tax expense was $0.9 million in the nine months ended September 30, 2023 and $0.9 million in the nine months ended September 30, 2022. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through revenue generated from our operations, private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021 (2021 Notes). In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025. Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense, was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $320.3 million. Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

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

We may continue to seek funds through equity or debt financings, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. Should we choose to raise additional capital, the requirements will depend on many factors, including:

•
the impact from any recession or other adverse macroeconomic conditions, including but not limited to increased interest rates, inflationary pressures and lower consumer confidence, as well as the lingering impact from the COVID-19 pandemic;

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2023	2022
(in thousands)
Net cash provided by (used in)
Operating activities	$(49,906)	$38,098
Investing activities	(6,091)	63,832
Financing activities	836	(3,831)
Effect of exchange rate on cash flows	(57)	(1,970)
Net decrease in cash, cash equivalents and restricted cash	$(55,218)	$96,129

Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $49.9 million in the nine months ended September 30, 2023, compared to net cash provided by operations $38.1 million in the nine months ended September 30, 2022. In the nine months ended September 30, 2023, net cash used in operating activities was primarily a result of the net losses recorded during the period of $83.2 million and amortization of premiums in our debt securities of $2.8 million, as well as increases in inventory of $24.8 million and decreases in other long term liabilities of $4.1 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $43.2 million, depreciation and amortization of $4.9 million, amortization of operating lease assets of $3.3 million and write-down of inventory of $3.0 million, as well as decreases in accounts receivable of $9.4 million. In the nine months ended September 30, 2022, net cash provided by operating activities was primarily a result of the net income recorded during the period of $22.2 million, adjusted for the recording of non-cash stock-based compensation expense of $42.0 million, depreciation and amortization of $4.7 million, inventory impairment of $3.6 million and amortization of operating lease assets of $3.1 million. These changes were partially offset by decreases in long-term liabilities of $23.7 million as well as increases in inventory of $7.2 million and prepaid and other current assets of $5.9 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds from the maturity of short-term investments of $2.5 million and $69.0 million in the nine months ended September 30, 2023 and September 30, 2022, respectively. We also had purchases of property and equipment of $6.7 million and $5.2 million in the nine months ended September 30, 2023 and 2022, respectively. Additionally, we purchased secured convertible notes issued by a private company totaling $1.9 million in the nine months ended September 30, 2023.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities consisted primarily of tax withholdings for net share settlement, net of cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan. In the nine months ended September 30, 2023, we had proceeds from issuance of common stock of $5.2 million, offset by tax withholdings of $4.4 million. In the nine months ended September 30, 2022, we had tax withholdings of $8.4 million, offset by proceeds from issuance of common stock of $4.6 million.

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

In August 2020, we entered into a lease for approximately 35,411 square feet of manufacturing space to begin in April 2021 and to last through June 2031 at a facility in Costa Rica, under which we are obligated to pay approximately $3.9 million in lease payments over the term of the lease. We use this facility to build-out certain manufacturing capabilities so that we can vertically integrate the assembly of IPGs, peripherals and various other manufacturing related activities.

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements. As of September 30, 2023, we had minimum annual purchase commitments $22.2 million due each year from 2024 to 2026.

We have also entered into a service agreement for which we are committed to pay $2.9 million in the next year, which is the remaining term of the service agreement.

As of September 30, 2023, our contractual obligations related to the 2025 Notes are payments of interest of $2.6 million due for the remainder of 2023, payments of interest of $5.2 million in 2024, and payments of interest and principal totaling $192.4 million due in 2025.

Off-Balance Sheet Arrangements

Through September 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements within this report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The legal proceedings information set forth in Note 6, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

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

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September, 30, 2023, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	5/24/2019	3.1

3.3	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

3.4	Amendment to Amended and Restated Bylaws.	8-K	5/24/2019	3.2

4.1	Reference is made to Exhibits 3.1 to 3.3.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.5	Second Supplemental Indenture, dated April 6, 2020, by and between Nevro Corp. and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.6	Form of 2.75% Senior Convertible Note Due 2025 (included in Exhibit 4.5).	8-K	4/7/2020	4.3

4.7	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2020	4.6

10.1	Nevro Corp. Non-Employee Director Compensation Program, as amended.				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by				X

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith
Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

NEVRO CORP.
(Registrant)

Date: November 1, 2023	/s/ KEVIN THORNAL
Kevin Thornal
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2023	/s/ RODERICK H. MACLEOD
Roderick H. MacLeod
Chief Financial Officer (Principal Financial Officer)