Form 10-K
period 2023-12-31
NEVRO CORP
filed 2024-02-23
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $896 million based on the closing sale price for the registrant’s common stock on The New York Stock Exchange on that date of $25.42 per share.

As of February 14, 2024, there were 36,397,882 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2023.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	San Jose, California

NEVRO CORP.

PART I

ITEM 1. BUSINESS

Overview

We are a global medical device company focused on delivering comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in chronic pain treatment. We have developed and commercialized our HFX™ spinal cord stimulation (SCS) platform, which includes the Senza® SCS system, an evidence-based neuromodulation system for the treatment of chronic pain, with the Senza® HFX iQ™ platform being our latest addition to the Senza family of products. Our HFX solution is approved to deliver a versatile range of waveforms, including our proprietary, paresthesia-free 10 kHz Therapy™ and was demonstrated in our SENZA randomized controlled trial (RCT) to be superior to traditional SCS therapy, with 10 kHz Therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy. In addition to the original approval of our therapy in back and leg pain, we received approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) in July 2021 in the United States and we received expanded labeling in non-surgical back pain (NSBP) in January 2022 in the United States. Our SENZA-RCT study, along with our SENZA-PDN clinical study, SENZA-NSRBP clinical study and European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.3 billion global SCS market by treating patients with debilitating chronic pain, including back and leg pain, NSBP and PDN.

We launched Senza commercially in the United States in May 2015, after receiving a label from the U.S. Food and Drug Administration (FDA) supporting the superiority of our 10 kHz Therapy over traditional SCS. The Senza system has been commercially available in certain European markets since November 2010 and in Australia since August 2011. Senza is currently reimbursed by all of the major insurance providers. Subsequent product approvals are listed in the table below.

Product	Jurisdiction	Approval Timing
Senza II SCS System	U.S.A. European Union Australia	January 2018 November 2017 September 2018
Senza Omnia SCS System	U.S.A. European Union Australia	July 2019 June 2020 July 2020
Senza Omnia upgrade, Omnia™ Powered by HFX Connect™	U.S.A. Australia	February 2021
PDN Indication Approval	U.S.A. European Union	July 2021 July 2023

Product	Jurisdiction	Approval Timing
NSBP Approval	U.S.A. European Union	January 2022 July 2023
Senza HFX iQ System	U.S.A.	October 2022
Surpass Surgical Lead	U.S.A.	April 2017
Reduced-size Surpass-C Surgical Lead	U.S.A.	April 2020

In November 2023, we announced the acquisition of Vyrsa Technologies, who developed and manufactured a portfolio of Sacroiliac (SI) Joint Fusion devices expanding our chronic pain portfolio to treat patients diagnosed with SI Joint Dysfunction. With the addition of SI Joint to our pain portfolio, we are able to enter a growing market that builds upon our current customer base, leverages our existing sales force, and has limited patient follow up. We believe that approximately 15-30% of patients with chronic low back and leg pain have pain that originates in the SI Joint. The addition of the NevroV1™, NevroFix™ and NevroPro™ SI Joint products to our portfolio provides physicians we work with today with another option for treating their chronic pain patients.

The tables below set forth our revenue from U.S. and international sales the past three years on a quarterly basis and total revenue for each of the past five years.

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023
Revenue from:	(in millions)
U.S. sales	$74.7	$85.0	$78.1	$88.4	$73.2	$89.0	$86.1	$99.8	$82.3	$93.0	$89.8	$101.5
International sales	13.9	17.3	15.2	14.3	14.6	15.2	14.3	14.1	14.0	15.8	14.1	14.7
Total revenue	$88.6	$102.3	$93.2	$102.8	$87.8	$104.2	$100.5	$113.8	$96.3	$108.8	$103.9	$116.2

	2019	2020	2021	2022	2023
Revenue from:	(in millions)
U.S. sales	$326.0	$311.9	$326.2	$348.2	$366.6
International sales	64.3	50.2	60.7	58.2	58.6
Total revenue	$390.3	$362.0	$386.9	$406.4	$425.2

The 2022 global market for SCS therapy was estimated to be approximately $2.3 billion. Throughout 2022 and 2023, the lingering impact of the COVID-19 pandemic and its associated and resulting challenges, including healthcare facility staffing shortages, macroeconomic pressures and a backlog of elective procedures, continued to negatively impact the global SCS therapy market. We believe, however, that the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to continue to capitalize on the addressable trunk and limb chronic pain market, which is estimated to be approximately 14% penetrated in the United States, as well as expand the SCS market by treating other pain-related indications, such as PDN and NSBP, among others. The United States represents approximately 80% of this global market due in part to governmental reimbursement restraints in international markets. We believe that due to factors such as an aging population, an increasing number of failed back surgeries and an increasing prevalence of diabetes, there is continuing opportunity for an SCS therapy that effectively treats back pain to increase the size of the existing SCS market over time.

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

We believe we have built competitive advantages through our proprietary technology, clinical evidence base, strong track record of execution with over 115,000 patients implanted globally with Senza systems, extensive intellectual property and a proven management team with substantial medical device experience. With the well-demonstrated superior efficacy of our 10 kHz Therapy, we aim to continue to drive adoption and penetration in the U.S. market, which represents the largest opportunity in SCS, and expand patient access to 10 kHz Therapy by investing in the development of evidence for new indications such as PDN Sensory.

The SENZA-PDN study is one of the largest randomized controlled trials (RCT) conducted in the field of spinal cord stimulation with 216 randomized patients. The study evaluated paresthesia-free 10 kHz Therapy among patients diagnosed with PDN and refractory to conventional medical management (CMM). Patients were randomized one-to-one to CMM alone or CMM with 10 kHz Therapy. A crossover study design was used, where subjects who did not have adequate pain relief at 6 months were given the option to cross over to the other treatment arm. Subjects were followed for 24 months, with subjects who crossed over from CMM alone to CMM with 10 kHz Therapy followed for 24 months post-implantation. In April 2021, the six-month data were published online in JAMA Neurology. In July 2021, the FDA approved the Senza System for the treatment of chronic intractable pain of the lower limbs, including unilateral and bilateral pain, associated with PDN. This approval is specific to Nevro’s unique 10 kHz SCS stimulation, and the Senza system was the first spinal cord stimulation system approved by the FDA with a specific indication to treat PDN. The study continued such that future follow-ups were utilized for publication and expanded reimbursement payor coverage. In September 2022, the study was completed, and the study results have been presented at numerous conferences and published in multiple journal publications.

Our other large RCT, the SENZA-NSRBP study, was executed to support the new indication for treatment of non-surgical refractory back pain (NSBP). NSBP is defined as chronic back pain in patients who have not had previous spine surgery, and, based on an assessment from a spine surgeon, are not surgical candidates. The study compared patients receiving 10 kHz Therapy plus CMM to patients receiving CMM alone. In January 2022, the FDA approved the Senza System as an aid in the management of NSBP (intractable back pain without prior surgery and not a candidate for back surgery), based on the six-month efficacy data showing profound improvements in pain and function with 10 kHz Therapy over CMM alone.

In April 2023, we enrolled the first patient in our PDN Sensory study, the first prospective RCT to assess the restoration of neurological function as a primary objective in patients with intractable PDN. The study will enroll up to 236 patients at multiple sites across the United States. Patients will be randomized to conventional medical management or 10 kHz Therapy plus conventional medical management, with optional crossover to the other treatment arm at 6 months if those specific criteria are met.

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

Traditional SCS technology involves the delivery of low frequency electrical impulses, or waveforms, to the spinal cord. Recent developments in traditional SCS have resulted in alternative waveforms, some of which are variations of low frequency waveforms, some at sub-threshold or paresthesia-free amplitudes aimed at reducing the reliance on paresthesia. Abbott Laboratories has developed a SCS system that offers an alternate low frequency waveform called BurstDR. Medtronic is promoting a programming approach called DTM™ (Differential Target Multiplexed) which involves frequencies up to 1,200 Hz. Additionally, Boston Scientific is also offering paresthesia-free therapy at frequencies below 1,200 Hz.

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
•
FDA-approved for use in PDN patients: In our SENZA-PDN study, 10 kHz Therapy provided significant and sustained pain relief to patients suffering from PDN compared to CMM. Key findings at 12 months timepoint included significant and sustained outcomes for all patients (including crossover arm) implanted with the 10 kHz SCS Therapy, including an 85% responder rate, a 74% average reduction in pain, a 66% neurological improvement rate, and 92% of patients being very satisfied or satisfied with the therapy. Additionally, the 10-kHz SCS treatment resulted in substantial pain relief and improvement in overall Health Related Quality of Life (HRQoL), 2.5- to 4.5-fold higher than the minimal clinically important difference. The 24-month outcome data was published in Diabetes Research an Clinical Practice in August 2023.
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

To accomplish this objective, we intend to:

•
Earn market share through leveraging the Senza platform: Senza HFX iQ , the latest offering of our Senza SCS product platform, offers the most versatile platform in SCS as it includes the broadest frequency range, the most waveform capabilities and the unique ability to offer 10 kHz Therapy. In 2023, we continued our commercialization of HFX iQ and positioned it as the most versatile product available in the market. We believe that HFX iQ will have broad appeal to clinicians offering SCS.

•
Expand the existing SCS market by treating back pain: We believe we are expanding the existing SCS market by delivering a system that provides meaningful treatment for chronic back pain, including NSBP, which we believe represents a significant opportunity in the global SCS market. With traditional SCS therapy, patients who experience predominant back pain are often associated with lower levels of treatment success. Consequently, patients with back pain are typically not recommended for treatment with traditional SCS therapy due to the difficulty of achieving and maintaining pain coverage. We have completed the SENZA-NSRBP study, which demonstrated that 10 kHz Therapy provided significant pain relief for patients suffering from back pain when that patient is not a candidate for spine surgery. In contrast to traditional SCS therapy, we believe 10 kHz Therapy is positioned to help continue expanding the existing SCS market by effectively treating back pain in addition to leg pain.
•
Expand the existing SCS market by treating PDN: We believe we are expanding the existing SCS market by delivering a system that provides meaningful treatment for patients suffering from PDN, which we believe represents a significant opportunity in the global SCS market. Our SENZA-PDN study demonstrated significantly improved and sustained outcomes with 10 kHz Therapy for patients suffering from PDN. We began the commercial launch of our PDN indication in the second half of 2021 and continued to grow that business through 2023, achieving worldwide PDN revenue of $78 million in 2023. We believe that the results and robust data provided in our SENZA-PDN clinical trial will continue to support increased adoption of our 10 kHz Therapy among patients, payors and providers.
•
Communicate the clinically demonstrated, superior efficacy of 10 kHz Therapy to patients, physicians and payors globally: Given our robust clinical evidence that demonstrates the superior efficacy of our 10 kHz Therapy, we believe we will be able to position our therapy with patients, providers and payors in a differentiated way. Given that our SENZA-RCT pivotal study has demonstrated the superiority of 10 kHz Therapy for both back and leg pain in a head-to-head comparison with traditional SCS therapy, we are able to differentiate 10 kHz Therapy by communicating its superior clinical benefits and advantages to patients, physicians and payors. We are working to expand payor coverage to include the use of our 10 kHz Therapy for the management of PDN and NSBP.
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
•
Scale our business to achieve cost and production efficiencies: We plan to improve the efficiency of our manufacturing processes, which we believe will lower our per unit manufacturing cost. We expect to continue to scale our manufacturing operations as we expand Senza sales volumes in the United States. For example, in the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins and in September 2022 we received FDA approval to begin manufacturing our proprietary SCS systems in our Costa Rica manufacturing facility. We began shipping product manufactured in Costa Rica in 2022 and began a gradual ramp-up in production throughout 2023. We expect to continue ramping up production gradually in 2024. Even with our Costa Rica manufacturing operations, we expect that we will continue to rely on third-party manufacturers to provide key components to support the assembly process. We may incur significant capital expenditures and costs in connection with our manufacturing operations in Costa Rica.

Growth Opportunities in Other Chronic Pain Indications

We plan to use our platform technology to generate evidence on 10 kHz Therapy for use in other chronic pain indications and painful neuropathies. There can be no assurance that we will be successful in generating evidence for 10 kHz Therapy in other indications or in receiving additional regulatory approvals, certifications and reimbursement coverage to promote Senza and 10 kHz Therapy for use in other indications. Below are the relevant areas where results have been successful:

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

The results of this study led to the initiation of the SENZA-NSRBP RCT, which compares 10 kHz Therapy delivered in conjunction with CMM to CMM alone in NSBP patients. At the 2021 NANS conference, we presented our three-month primary endpoint data of SENZA-NSRBP study. The study compares patients receiving 10 kHz Therapy plus CMM to patients receiving CMM alone, among those suffering from chronic back pain who are not surgical candidates based upon an assessment from a spine surgeon. At the three-month primary endpoint patients who received 10 kHz Therapy plus CMM had a response rate of 80.9% compared to 1.3% for the CMM alone group. At the 2022 NANS conference, we presented our 12-month results, including six-month crossover patient data, for our SENZA-NSRBP study. Key findings at 12 months showed profound improvements in pain relief, function, quality of life measures, awareness of positive change and reduction in daily opioid use in NSBP patients receiving 10 kHz Therapy at 12-months post-implant. Results also included comparable improvements for patients that crossed over from CMM to 10 kHz after 6 months. In February 2022, the SENZA-NSRBP 12-month results were published online in the Journal of Neurosurgery: Spine. Finally, in January 2023, we presented the full 24-month results from the SENZA-NSRBP study at the 2023 NANS conference, and the full manuscript reporting the 24-month results was published in Journal of Neurosurgery: Spine in November 2023. We expect that this 24-month publication will be used to seek expanded payor coverage for this patient cohort.

Painful Neuropathies

The American Chronic Pain Association estimates that more than 15 million people in the United States and Europe have some degree of neuropathic pain. More than two out of every 100 people are estimated to have peripheral neuropathy, with the incidence rate increasing to eight in every 100 for people aged 55 or older. The diminished quality of life and increased disability associated with peripheral neuropathy results in significant workforce and healthcare costs. Various treatments currently exist, but have limited efficacy. As such, we have conducted studies to demonstrate how 10 kHz Therapy could help this patient group. Results of a prospective, multicenter feasibility study treating chronic intractable pain of the limbs from peripheral polyneuropathy using 10 kHz Therapy demonstrated a decrease in mean VAS pain score from 7.5 at baseline (N=18) to 1.9 at three months post-implant (the primary endpoint), 2.8 at twelve months and 1.4 at twenty-four months. Subject deemed responders was 78% at three months, 69% at twelve months and 88% at twenty-four months (presented at NANS in January 2019). The results from this study led to the initiation of the SENZA-PDN RCT.

In 2020, we presented the preliminary outcome data from the SENZA-PDN RCT which demonstrated greater than or equal to 50% pain relief and no worsening in neurological deficit versus baseline was achieved, with 86% of patients in the 10 kHz Therapy plus CMM arm reaching the endpoint, compared with 5% in the CMM only arm at three months. At the 2021 NANS conference, we presented the six-month data, which showed that patients in the 10 kHz Therapy plus CMM arm had a response rate of 85%, compared with 5% in the CMM only arm. The response rate and level of pain relief was maintained through twelve months in the 10 kHz Therapy plus CMM arm. At the American Diabetes Association 81st Scientific Sessions in June 2021, we presented the complete 12-month data, including the six-month crossover data, which showed the response rate and level of pain relief was maintained in the 10 kHz Therapy plus CMM arm and in the crossover arm. The 12-month outcomes in our SENZA-PDN study were published in Diabetes Care in November 2021, which showed that 86% of participants in the 10 kHz SCS study arm reported pain relief >50%, while the average pain relief was 77.1% (% reduction of VAS from baseline). After six months with 10 kHz SCS therapy, 84% of participants in the crossover arm reported pain relief >50%, and average pain relief was 70.3% (% reduction of VAS from baseline). At the NANS conference in January 2022, we presented the 18-month data, which included significant and sustained outcomes with 10 kHz SCS. In addition, analysis of healthcare resource utilization through the first 12 months of the trial indicated reduced spending associated with 10 kHz SCS treatment, particularly for hospitalizations. In August 2023, we published the healthcare utilization outcomes through six months in the Journal of Management Care and Pharmacy. In January 2023, we presented the full 24-month results from the SENZA-PDN study at the 2023 NANS conference, which demonstrated that 90.1% of all patients receiving 10 kHz SCS had ≥50% pain relief at 24 months postimplantation. The 24-month results were also published in a manuscript in Diabetes Research and Clinical Practice in August 2023. At NANS 2023, we also presented results for improved sensory function and protective sensation in the feet of patients receiving 10 kHz SCS. This analysis showed that 10 kHz SCS doubled the number of patients at low risk of developing a diabetic foot ulcer. This data was also published in January 2024 in the Journal of Diabetes Science and Technology. Finally, at the American Diabetes Association 83rd Scientific Sessions in June 2023, we presented data demonstrating significant reductions in HbA1c and weight for patients with type 2 diabetes who received 10 kHz SCS. We are preparing a manuscript to publish these results in 2024.

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
•
Patients receiving 10 kHz Therapy did not report paresthesia or uncomfortable stimulation at three months. Patients receiving traditional SCS therapy reported their paresthesia being perceived as uncomfortable stimulation 46.5% of the time at three months.

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
•
Safety outcomes were consistent across the treatment groups, with the exception of uncomfortable paresthesia in traditional SCS patients, which was not experienced by 10 kHz Therapy patients.

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

Our SENZA-RCT pivotal study was a prospective, randomized, multi-center study, conducted across 11 U.S. clinical trial sites, comparing the safety and effectiveness of Senza delivering 10 kHz Therapy, which we refer to as the test group, to Boston Scientific’s FDA-approved Precision Plus system, delivering traditional SCS therapy, which we refer to as the control group. Each included patient was required to have a leg and back pain VAS score of at least 5. Among the 198 chronic pain patients who were randomized for treatments, 171 had a successful therapy evaluation phase, or trial phase, and were implanted with an SCS system. The study was designed as a non-inferiority trial and met its primary and secondary endpoints. Statistical analysis also demonstrated the superior efficacy of 10 kHz Therapy over traditional SCS therapy for all primary and secondary endpoints.

The 12-month outcomes for 10 kHz Therapy in our SENZA-RCT pivotal study were published in Anesthesiology and are consistent with the outcomes from our EU study, the two-year results of which have been published in the Pain Medicine journal of the American Academy of Pain Medicine. The 24-month SENZA-RCT results were presented in December 2015 at the annual meeting of the North American Neuromodulation Society, showing sustained superiority of 10 kHz Therapy compared with traditional SCS in treating both back and leg pain over the 24-month follow-up period. The 24-month outcomes in our SENZA-RCT pivotal study were published in Neurosurgery.

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

Painful Diabetic Neuropathy

Our SENZA-PDN study was a prospective, randomized, multi-center study, comparing 10 kHz Therapy plus CMM to CMM alone in 216 patients at 18 centers in the United States. The primary endpoint of the study was a composite endpoint that included the difference in proportion of treatment responders without deterioration of neurological deficits at three-month follow-up. The primary endpoint was met by 86% of patients receiving 10 kHz Therapy (i.e. 10 kHz SCS + CMM) vs. only 5% of patients in the control group receiving CMM alone. This difference was highly statistically significant (p<0.001). After six months, patients could opt to crossover to the other treatment arm if they had insufficient pain relief (<50%), were dissatisfied with treatment, and were appropriate to proceed as determined by their physician. In total, 93% of patients who met criteria in the CMM arm elected to crossover vs none in the 10 kHz Therapy treatment arm. Study participants were followed out to 24 months.

The table below presents additional major study outcomes at 3, 6, 12, and 24 months. Results are presented for the randomized phase (Months 3 and 6, prior to crossover when patients were in their originally assigned treatment group) and the postimplantation phase (Months 12 and 24 for all implanted patients, including both those originally assigned the 10 kHz Therapy and those who crossed over after six months). Overall, 10 kHz Therapy provided significant improvements across a range of study outcomes, demonstrating the comprehensive benefits of 10 kHz Therapy. Pain relief for patients receiving 10 kHz Therapy was significant and durable out to 24 months, with an average pain relief of 79.9% and a responder rate of 90.1% at 24 months (a responder is defined as a patient who experiences at least 50% pain relief relative to baseline/preimplantation). Neurological function improved for a majority of patients receiving 10 kHz Therapy, with 65.7% of patients assessed to have a clinical meaningful improvement in neurological function at 24 months. Similarly, for patients receiving 10 kHz Therapy, health-related quality of life improved by 2.9-4.9 times the minimum clinically important difference for type 2 diabetes patients, and pain interference with sleep decreased by 65.7% at 24 months. Finally, when evaluating loss of protective sensation (LOPS) via 10-g monofilament testing and a published method endorsed by the American Diabetes Association for evaluating the risk of foot ulceration, the percentage of subjects receiving CMM alone who were at low risk of foot ulceration was 19.2% at baseline and decreased by 11.5% at 6 months. In contrast, the percentage of subjects receiving 10 kHz Therapy who were at low risk of foot ulceration was 21.1% at baseline, and this number almost doubled at 6 months and remained stable through 24 months. These results demonstrate a substantial improvement in sensory function, and, given the morbidity and mortality associated with diabetic foot ulcers, these results support a clinically meaningful reversal of LOPS for some PDN patients when receiving 10 kHz Therapy.

Over the study follow-up period, on average, study subjects were followed while having a permanent implant for 101.5 weeks, resulting in 299.9 implant-years of monitoring. Importantly, there were no stimulation-related neurological deficits reported in the study. Also, there were no explants due to loss of efficacy through the 24-month postimplantation follow-up duration. Among 154 permanently implanted participants, 7 (4.5%) experienced a study-related serious adverse event (SAE), and 8 (5.2%) had a procedure-related infection. Three infections resolved with standard treatment, while 5 required explantation (3.2% of all implanted patients). Of the five explanted patients, four exited the study, while one continued participation after reimplantation. One additional explant occurred as a precaution for an unrelated infection.

Summary of major outcomes for the SENZA-PDN RCT:

	Month 3[a]	Month 6[a]	Month 12[b]	Month 24[b]
Responder rate
10 kHz Therapy (%)	88.6	85.2	83.4	90.1
CMM (%)	7.3	6.3
Comparison p-value	<0.001	<0.001
Percent pain relief
10 kHz Therapy (%)	77.0	76.4	74.8	79.9
CMM (%)	5.3	-1.8
Comparison p-value	<0.001	<0.001
Proportion of patients with improvement in neurological function
10 kHz Therapy (%)	72.4	62.4	63.4	65.7
CMM (%)	6.4	3.2
Comparison p-value	<0.001	<0.001
Improvement in health-related quality of life (EQ-5D-5L index score)
10 kHz Therapy (points)	0.138	0.130	0.140	0.146
CMM (points)	-0.009	-0.031
Comparison p-value	<0.001	<0.001

Percent reduction in pain interference with sleep (PSQ-3 score)
10 kHz Therapy (%)	66.1	62.1	59.7	65.5
CMM (%)	-1.5	-4.2
Comparison p-value	<0.001	<0.001
Increase in proportion of patients at low risk of foot ulceration
10 kHz Therapy (%)	90.5	89.6	89.1	103.4
CMM (%)	5.7	-11.5
Comparison p-value	0.005	<0.001

a Data presented at Month 3 and Month 6 are for the randomized phase of the study. Results are presented relative to each patient’s baseline value for that outcome. Results are shown for all available data at each study visit. Sample sizes for the 10 kHz Therapy group are n = 89 and n = 88 at Month 3 and Month 6, respectively, and sample sizes for the CMM group are n = 96 and n = 95 at Month 3 and Month 6, respectively. b Data presented at Month 12 and Month 24 are for the post-implantation phase of the study for all implanted patients. Results are presented relative to each patient’s pre-implantation value for that outcome (except for neurological improvement, which is relative to study baseline). Results are shown for all available data at each study visit. Sample sizes for the 10 kHz Therapy group are n = 146 and n = 142 at Month 12 and Month 24, respectively.

The 12-month outcomes for 10 kHz Therapy in our SENZA-PDN study were presented at the American Diabetes Association 81st Scientific Sessions in June 2021 and were published in Diabetes Care in November 2021. Data from the SENZA-PDN trial supported the FDA's July 2021 approval of the Senza system for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. The SENZA-PDN RCT 12-month data demonstrated the following benefits of 10 kHz SCS:

•
At 12 months, 86% of participants receiving 10 kHz SCS Therapy reported pain relief >50%, while the average pain relief was 77.1% (% reduction of VAS from baseline).
•
After six months with 10 kHz Therapy, 84% of participants in the crossover arm reported pain relief >50%, and average pain relief was 70.3% (% reduction of VAS from baseline).
•
5 of 154 permanent SCS devices were explanted for a 3.2% explant rate (all explants were due to infection).
•
At 12 months, 68% of the participants receiving 10 kHz Therapy had observed improvement upon an investigator-assessed neurological examination, which included testing lower limb motor strength, sensory function, and reflexes.
•
After six months with 10 kHz Therapy, 62% of the crossover arm had observed improvement upon an investigator-assessed neurological examination, which included testing lower limb motor strength, sensory function, and reflexes.

At the NANS conference in January 2023, we presented the full 24-month study data.

Non-Surgical Refractory Back Pain

Our SENZA-NSRBP study was a prospective, randomized, multi-center study, comparing 10 kHz Therapy plus CMM to CMM alone in 159 randomized patients at 15 study centers, including 83 in the 10 kHz SCS group and 76 in the CMM group. Of the 83 patients randomized to 10 kHz SCS, 74 of 80 underwent successful trial stimulation, and 69 received a permanent implant. The primary endpoint of the study was responder rate (≥50% pain relief) at three months. Subjects could opt to crossover to the other treatment arm if they had insufficient pain relief (<50%), were dissatisfied with treatment, and were appropriate to proceed as determined by their physician. At six months, 75% of patients who met criteria in the CMM arm elected to crossover and were implanted (n = 56); no one in the 10 kHz Therapy + CMM treatment arm elected to stop 10 kHz Therapy. The original 12-month study was extended and study participants who consented were followed out to 24 months.

The table below presents the major study outcomes at 3, 6, 12, and 24 months. The randomized group comparisons are presented at 3 and 6 months, prior to the crossover. After the 6-month crossover, all patients implanted with 10 kHz SCS are presented through 24 months (n = 125). Last observation carried forward imputation was used for missing data. Responders were defined as patient achieving greater than or equal to 50% pain relief. The responder rate for implanted patients was stable out to 24 months with a responder rate of 82%. The average score on the Oswestry Disability Index (ODI) at baseline indicated severe disability, while post-implant the scores improved to borderline minimum/moderate disability (an average 20-point reduction). Quality of life improved by more than 2.5 times the minimum clinically important difference for all implanted patients on average, from 0.570 at baseline to 0.755 at 24 months. Despite no specified opioid weaning protocol, usage in this study declined. The changes were significant even with the high variation in prescribed opioid dose across subjects in both groups. This opioid reduction continued to 24 months with 62% of implanted patients reducing or stopping opioid use.

In terms of safety, five study-related serious adverse events (SAEs) were reported during 12-month follow-up, including implant site infection, poor wound healing, postimplant narcotic induced lethargy, and osteomyelitis, and no further study-related SAEs occurred between 12 and 24 months. Over the entirety of the 24-month observation 6 (4.8%) of 125 explantations were performed. Three of the explantations were due to patient dissatisfaction with SCS therapy (2.4%) and 3 because of infection (2 of these patients received a replacement device).

Summary of major outcomes for the NSRBP RCT:

	Month 3[a]	Month 6[a]	Month 12[b]	Month 24[b]
Back pain responders
10 kHz Therapy (%)	80.8	80.0	76.8	81.6
CMM (%)	1.3	2.7
Comparison p-value	<0.001	<0.001
Back pain reduction from baseline
10 kHz Therapy (%)	74.1	72.0	69.7	73.8
CMM (%)	-0.4	-6.2
Comparison p-value	<0.001	<0.001
ODI reduction from baseline
10 kHz Therapy (points)	24.2	22.7	20.7	26.0
CMM (points)	-2.1	-5.5
Comparison p-value	<0.001	<0.001
ED-5D-5L increase from baseline
10 kHz Therapy (points)	0.207	0.201	0.192	0.185
CMM (points)	-0.004	-0.042
Comparison p-value	<0.001	<0.001
Opioid reduction from baseline
10 kHz Therapy (daily dose, MME)	13.5	17.7	14.7	19.5
CMM (daily dose, MME)	-4.9	-1.0
Comparison p-value	<0.001	<0.001

aData presented in the table at 3 and 6 months is for the randomized groups per protocol, for the 10kHz SCS n = 68 and 65 for 3 and 6 months respectively, and for the CMM group n = 75. b Data presented is for all implanted patients (n = 125) for month 12, and 24.

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

The HFX system comprises all the components necessary for physicians to conduct SCS trials and permanent implants and for patients to interact with the system to optimize pain relief. Below is a depiction of our Senza HFX iQ IPG System. The system is comprised of the HFX iQ Implantable Pulse Generator (IPG), HFX Trial Stimulator, HFX iQ Patient remote and the HFX App, the patient remote control and the wireless trialing system.

Implantable Pulse Generator (IPG): The rechargeable IPG is placed surgically under the skin, usually above the buttock or the abdomen, and delivers electrical pulses to the lead(s). The IPG can connect to one or two leads, and up to 16 electrodes. IPGs included in the HFX Solution are the Senza, Senza II and Omnia IPGs. The HFX iQ IPG can be adjusted by the patient using either a remote control or the HRX App. The Senza, Senza II and Omnia IPGs are approved and certified in the United States, Australia and Europe. The HFX iQ received FDA approval in the United States in 2022. All IPGs have a 10-year battery life.

Surpass Surgical Leads: The Surpass and Surpass-C surgical leads are Nevro’s surgical lead options. We believe the Surpass and Surpass-C leads give us access to up to approximately 30% to 40% of the U.S. SCS market that we previously did not address without a surgical lead. In 2020, we launched the Surpass-C surgical lead, which is designed for patients who have a compact epidural space that cannot be addressed by other lead options. Our Surpass-C surgical lead is currently approved in the United States, Europe and Australia and is available in those jurisdictions.

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

Programmer: The clinician laptop programmer contains proprietary software that allows for customized patient therapy programming of the IPG. It can wirelessly interrogate the IPG and transmit programming information as well as download diagnostic information. With the Nevro HFX solution, the patient’s IPG can be wirelessly updated with new programming without the need for additional surgery.

Patient Remote Control: The patient remote control is a handheld device that allows patients to turn their stimulation on and off and change programs uploaded to their IPG. The patient remote control is available for all IPGs. Patients with the HFX iQ system also have the option to use the HFX App instead of the patient remote control.

HFX App: The HFX App was developed to work with the HFX iQ system. Some key features include: turn stimulator on/off, check battery, turn on MRI mode for conditional settings, progress tracking, therapy adjustment, patient favorite mode, and access to patient diary and badges. Additionally, for HFX iQ patients, the application has a feature that provides a personalized therapy recommendation using Bluetooth wireless technology, based on patient responses to daily assessments.

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

Our SI Joint Solutions

Our acquisition of Vyrsa Technologies in November 2023 has allowed us to offer a wide range of SI Joint solutions to meet the preferences of different physicians, accommodate multiple sites of service, provide access to all approved CPT codes for SI Joint Fusion procedures and address the needs of individual patients. Our SI Joint portfolio includes:

NevroFix: Lateral SI Joint transfixing titanium screws designed to provide compression of the joint space

NevroPro: The first minimally invasive (MIS) posterior allograft SI Joint fusion system designed to provide decortication of the SI Joint articular surface with multiple implant sizes for variable patient anatomy

NevroV1: SI Joint fusion system with integrated transfixing technology, providing SI Joint stabilization and opportunity for long-term fusion

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

In the United States, although CMS initially approved a transitional pass-through payment for 10 kHz Therapy under the Medicare hospital outpatient prospective payment system effective January 1, 2016 through December 31, 2017, healthcare providers who purchase our products currently do not receive separate reimbursement for our products. Instead, they rely on third-party payors, including Medicare, Medicaid and private health insurance plans, to reimburse for the procedure under their payment methodologies, many of which are bundled fee schedules and include both the devise, supplies and facility overhead. Accordingly, the additional cost associated with the use of our products can impact the profit margin of the hospital or surgery center where the surgery is performed. Medicare reimbursement rates for the same or similar procedures vary due to geographic location, nature of the facility in which the procedure is performed (i.e., hospital outpatient department or outpatient surgery centers) and other factors.

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

During the third quarter of 2022, Novitas Solutions (Novitas) and First Coast Service Options (FCSO), the Medicare Administrative Contractors (MACs) that represent Arkansas, Colorado, Delaware, Florida, Louisiana, Maryland, Mississippi, New Jersey, New Mexico, Oklahoma, Pennsylvania and Texas, published draft Local Coverage Determinations (LCDs) titled, “Nerve Stimulators for Chronic Intractable Pain”, which proposed updated coverage criteria for SCS devices with an explicit FDA approval to treat PDN that would include PDN refractory to conventional medical management. In May 2023, the MACs retired these draft LCDs without finalizing them.

Effective December 1, 2022, UnitedHealthcare updated its SCS medical coverage policy and added language to indicate SCS devices are not covered for treating chronic intractable back pain without prior spine surgery (NSBP). All other elements of their SCS coverage policy remained as they were before, including their recent decision in January 2022 to cover the use of SCS for PDN.

With respect to both PDN and NSBP, there are many payors that have not yet updated their policies to expressly cover SCS procedures, including in the case of PDN, Cigna and Anthem Blue Cross Blue Shield. A significant number of negative coverage and reimbursement decisions by private insurers may impair or delay our ability to grow our revenue.

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

Product Development and Research Development

Our objective is to continue to improve patient outcomes and further expand patient access to 10 kHz Therapy through enhancements to Senza and the development of new indications. Research and development (R&D) expenses were $54.4 million, $53.1 million and $47.7 million for years ended December 31, 2023, 2022 and 2021, respectively.

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

Sales and Marketing

United States

We maintain a sales organization as our main channel to communicate with our customers. Our sales representatives target physician specialties involved in SCS treatment decisions, including neurosurgeons, physiatrists, interventional pain specialists and orthopedic spine surgeons. In addition, our commercial team plans to continue to create demand for Senza among additional stakeholders involved in the SCS treatment decision, including third-party payors, hospitals administrators and SCS patients and their families. We have also developed a clinical support team and HFX coaches in order to provide ongoing support to physicians and patients for the use of Senza.

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

Competition

We compete in the SCS market for chronic pain. We also compete with spine surgeries, in particular re-operations. Currently, our major competitors are Medtronic, Boston Scientific and Abbott Laboratories, who have obtained regulatory approval for SCS systems. New entrants are include Saluda and Biotronik. We also compete in the SI Joint fusion market. Some of our main competitors in this market include PainTeq and SI Bone. We believe that the primary competitive factors in the market are:

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

Patents, Trademarks and Proprietary Technology

As of December 31, 2023, we owned 294 issued patents globally, of which 178 were issued U.S. utility patents, six were issued U.S. design patents, 60 were issued Australian utility patents, four were Australian design patent, 20 were issued European utility patents, seven were European design patents, four were issued Japanese patents, two were issued Korean utility patents, one was an issued Korean design patent, four were issued Chinese utility patents, two were issued Chinese design patents, four were Canadian utility patents and seven were United Kingdom design patents. In general, our patents cover SCS systems that are configured to generate non-paresthesia producing therapy signals, as well as additional aspects, algorithms and components of the Senza system and 10 kHz Therapy. Our patents also cover other technologies and therapies in neuromodulation. As of December 31, 2023, we held 115 patent applications pending globally, of which 49 were patent applications pending in the United States, and 66 were PCT patent applications or patent applications pending across Europe, Australia, Canada, Japan, China, India and Korea. We also have an exclusive license from the Mayo Foundation to two U.S. issued patents and one U.S. pending patent application. All of our current issued patents are projected to expire between 2028 and 2043, with key patents expiring between 2028-2032. In addition, in association with our acquisition of Vyrsa Technologies, we acquired two issued U.S. patents and one pending U.S. application. The Vyrsa Technologies patents generally cover surgical procedures for sacroiliac (SI) joint implants. We also obtained an exclusive license to 15 issued U.S. patents, eight issued foreign patents, two pending U.S. applications, and six pending foreign applications from Camber Spine Technologies, LLC.

As of December 31, 2023, our trademark portfolio contained 214 trademark registrations, of which there were 12 U.S. trademark registrations, 22 Australian trademark registrations, 23 European trademark registrations, 19 U.K. trademark registration, nine Japanese trademark registrations, six Norwegian trademark registration, nine Swiss trademark registration, 52 Kuwaiti registration, three Canadian registrations, 17 Turkish trademark registrations and three Costa Rican trademark registration. Our trademark portfolio also contained 31 pending applications, of which ten are pending U.S. trademark applications and 21 are pending foreign trademark applications. In our acquisition of Vyrsa Technologies, we acquired seven trademark registrations and we licensed two registered trademarks from Camber Spine Technologies, LLC.

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

The loss of patent protection on our products may make it possible for others to manufacture and sell products with features identical or similar to ours, which could adversely affect our business. As our patents expire, competitors could gain the ability to replicate our technology or develop similar products and we may face increasing legal challenges if competitors allege that our technology is infringing. If we fail to develop and successfully launch new products prior to the expiration of patents for our existing products, our sales and profits with respect to those products could decline significantly. We may not be able to develop and successfully launch more advanced replacement products before these and other patents expire.

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

Manufacturing and Supply

We have historically relied exclusively on third-party manufacturers to manufacture and assemble our Senza SCS systems and their components. In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins. In September 2022, we received FDA approval for the production of our Senza SCS systems, including our HFX product platform, at our Costa Rica facility. This facility, located in the Coyol Free Trade Zone in Alajuela, Costa Rica, is our first global manufacturing operation, ensuring greater controls and efficiency in the manufacture of products to patients around the world and augmenting our already strong manufacturing and supply chain partners. We began shipping product manufactured at this facility in 2022, and began a gradual ramp-up of production throughout 2023. We expect to continue ramping up production gradually in 2024. We may continue to incur significant capital expenditures and implementation costs in connection with our manufacturing operations in Costa Rica.

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

Stellar (Cirtec) Technologies

On July 1, 2009, we entered into a manufacturing agreement with Stellar Technologies, Inc. (Stellar), one of the suppliers of our percutaneous leads, percutaneous lead extenders and surgical leads for our neurological stimulator products. On June 30, 2014, the agreement’s initial term expired, and the agreement automatically renewed for the first time. On July 1, 2014, we entered into a first amendment to the manufacturing agreement with Stellar, which provides for an additional five-year term commencing from the date of the amendment, after which the agreement automatically renews for successive one-year terms unless either party provides written notice of intent not to renew at least 30 days before the expiration of the then-current term. On January 28, 2016, we entered into a second amendment to this agreement, which provides for the purchase of certain supplementary products pursuant to the agreement. We refer to the manufacturing agreement as amended by the first and second amendments as the Stellar Agreement.

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

CCC Supply Agreement

We rely upon C.C.C. Del Uruguay S.A. (CCC), a subsidiary of Integer Holdings Corporation (formerly Greatbatch Ltd.), as one of our manufacturers of our IPGs. We currently have a multi-year supply agreement with CCC with regard to the manufacture and supply of our IPGs. Since the agreement first became effective on November 11, 2016, we have entered into amendments to the supply agreement with CCC that incorporated new product models and adjusted unit cost.

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

EaglePicher Medical Power Supply Agreement

In April 2009, we entered into a product supply and development agreement with EaglePicher Medical Power LLC (EaglePicher), one of our suppliers of the batteries and related products for our IPG. Pursuant to the agreement, EaglePicher must use its best efforts to supply these batteries and related products in sufficient quantity to meet our demand. The agreement also provides that, upon our written request, EaglePicher will conduct development of a modified version of these products to our specifications, if we so desire. The initial term of our supply agreement with EaglePicher expired in November 2010, and the term had been automatically renewing for successive one-year periods.

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

Government Regulations

United States

Our products and operations are subject to extensive and rigorous regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (FFDCA) and its implementing regulations, guidance, and standards. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, record-keeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Any violations of these laws and regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation or judicial interpretation, we may be required to change our business practices, which could have a material adverse effect on our business, financial condition and results of operations.

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

The FDA has 45 days from its receipt of a PMA to determine whether the application will be accepted for filing based on the FDA's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has 180 days to review a PMA application that has been filed by the FDA, although the review of an application more often occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will conduct a pre-approval inspection of the applicant and/or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.

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

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and record-keeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

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

Compliance with the general safety and performance requirements of the EU Medical Devices Regulation is a prerequisite for European conformity marking (CE mark) without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I), where the manufacturer can issue a declaration of conformity based on a self-assessment of the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system (notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

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

Manufacturers (and authorized representatives) must also have available within their organization at least one person responsible for regulatory compliance, or PRRC, who possesses the requisite expertise in the field of medical devices. The PRRC is responsible for all aspects of compliance with the requirements of the EU Medical Devices Regulation and in particular compliance with post-market surveillance and vigilance requirements.

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

In the EU, regulatory authorities have the power to carry out announced and, if necessary, unannounced inspections of companies, as well as suppliers and/or sub-contractors and, where necessary, the facilities of professional users. Failure to comply with regulatory requirements (as applicable) could require time and resources to respond to the regulatory authorities’ observations and to implement corrective and preventive actions, as appropriate. Regulatory authorities have broad compliance and enforcement powers and if such issues cannot be resolved to their satisfaction can take a variety of actions, including untitled or warning letters, fines, consent decrees, injunctions, or civil or criminal penalties.

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

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the MHRA has confirmed that it expects the core aspects of the new regime to apply from July 2025. Devices bearing CE marks issued by EU notified bodies under the EU Medical Devices Regulation or EU Medical Devices Directives are now subject to transitional arrangements. The UK Government has introduced legislation that provides that CE-marked medical devices may be placed on the Great Britain market on the following timelines:

•
general medical devices compliant with the EU Medical Devices Directives with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of expiry of the certificate or June 30, 2028; and
•
general medical devices, including custom-made devices, compliant with the EU Medical Devices Regulation can be placed on the Great Britain market up until June 30, 2030.

Manufacturers may choose to use the UKCA mark on a voluntary basis prior to entry of the new regulations on July 1, 2025. However, from July 2025, it is anticipated that products which do not have existing and valid certification under the EU Medical Devices Directives or EU Medical Devices Regulation and are therefore not subject to the transitional arrangements will be required to carry the UKCA mark if they are to be sold into the market in Great Britain. UKCA marking will not be recognized in the EU.

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

Data Privacy and Security Laws

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

Employees and Human Capital

As of December 31, 2023, we had 1,215 employees globally. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel. We are committed to developing our employees and providing them with opportunities to contribute to our growth and success. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our common stock:

•
We are dependent on continued market acceptance in the United States for our 10 kHz Therapy, and the failure of our 10 kHz Therapy to continue to gain market acceptance would negatively impact our business.
•
Our success depends on our ability to grow the SCS market by generating awareness and demonstrating the benefits of our therapy for treating pain, including patients suffering from PDN and NSBP.
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
•
Our stock price has experienced significant volatility and may continue to be volatile. As a result, our stockholders may not be able to resell shares of our common stock at or above the price they paid and such volatility may also adversely impact the value of the 2025 Notes and Braidwell Warrants.

Risks Related to our Business

Our business, financial condition, results of operations and growth have been harmed by the effects of the COVID-19 pandemic and adverse macroeconomic conditions, both of which continue to affect our business.

We are subject to impacts and risks related to public health crises, including epidemics and pandemics such as the COVID-19 pandemic and its lingering effects, as well as the impacts from adverse macroeconomic conditions. The COVID-19 outbreak has negatively impacted, and continues to negatively impact, our operations and revenues and overall financial condition as demand for elective procedures remains unpredictable.

Our business and financial performance are significantly impacted by macroeconomic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russian and Ukraine, instability in the Middle East, supply chain constraints, market uncertainty, volatility in exchange rates, inflationary trends, lower consumer confidence and evolving dynamics in the global trade environment, have impacted our business and financial performance. Such economic impacts could also impact the decision of patients and customers to seek and undertake elective procedures which would adversely impact our revenue and results of operations.

Furthermore, a recession or market correction resulting from macroeconomic factors could materially affect our business and the value of our common stock. As a result of the COVID-19 pandemic, our customers, including hospitals, ASCs and physician offices, experienced financial hardship and some of them have not and may not fully recover. This could lead to some of these customers temporarily or permanently shutting down, filing for bankruptcy or being acquired by larger health systems, leading to reduced procedures and/or additional pricing pressure on our products. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of Senza systems sold as a result of customer and patient reluctance to seek elective care treatment due to increase patient copays and similar financial considerations, which in turn would materially adversely affect our business, financial condition and results of operations.

Adverse macroeconomic conditions and any future impacts from the COVID-19 pandemic, other pandemics or international tensions, could also result in significant disruption of global economic conditions and consumer trends, as well as a significant disruption in financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our 2.75% convertible senior notes due 2025 (the 2025 Notes) and the Braidwell Term Loans. Our ability to repay the 2025 Notes and the Braidwell Term Loans could also be adversely impacted by higher interest rates which could make it more difficult to access capital on favorable trends, or at all.

Notably, the predictably of trial and permanent implant procedures continues to be challenging to forecast in light of the oingering impact of the pandemic. Even if the severity of the pandemic subsides, we may be unable to predict the timing that demand for Senza system procedures may return to historical growth levels as prospective patients may decide to delay their procedures. As a result of the spread of more contagious and virulent variants, the COVID-19 pandemic could continue to result in a meaningful delay in patients seeking to have a Senza system trial. We believe these factors may have an adverse effect on the recovery of the global SCS therapy market and, as a result, the amount of time we predict for our sales to recover following the end of the pandemic.

Global and domestic supply chains and the timely availability of raw materials and products may be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic or subsequent pandemics. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future activities.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our 2025 Notes and the Braidwell Term Loans. We expect any future shelter-in-place policies and restrictions on elective surgical procedures worldwide to have a substantial impact on our revenue.

We are dependent on continued market acceptance in the United States for our 10 kHz Therapy, and the failure of our 10 kHz Therapy to continue to gain market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development and commercialization of Senza and 10 kHz Therapy for the treatment of chronic leg and back pain. While we have begun to diversify our portfolio of products, such diversification is still early. We therefore remain dependent on the continued market acceptance of our 10 kHz Therapy.

We have expanded our commercial efforts since our initial PMA in May 2015, however, we are still in the early stages of our overall commercialization efforts. For example, in July 2021, we received the first FDA approval for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) utilizing SCS therapy. In addition, in January 2022, we received FDA approval of our 10 kHz Therapy for the management of non-surgical back pain (NSBP) (intractable back pain without prior surgery and not a candidate for back surgery). The expansion of our commercial efforts, particularly into the PDN indication, is at an early stage. While we believe the market for SCS in PDN is substantial, it is under-developed and will require substantial marketing and education efforts by our sales force to develop this market, the success of which is very uncertain. We have incurred significant costs, including costs to continue to build our sales force in the United States, and we expect these costs to continue as we continue our commercial rollout for the PDN and NSBP markets. If we are unable to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is the principal market for Senza. If we are unsuccessful in our continuing efforts to commercialize our products or are unable to market our products as a result of a quality problem, failure to maintain or obtain additional regulatory approvals or certifications, unexpected or serious complications or other unforeseen negative effects related to our 10 kHz Therapy or the other factors discussed in these risk factors, we would lose our primary source of revenue, and our business will be materially adversely affected.

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

Physicians play a significant role in determining the course of a patient’s treatment and the type of product that will be used to treat a patient. An important part of our sales process includes the education of physicians on the safe and effective use of our 10 kHz Therapy and our Senza systems, particularly because Senza and 10 kHz Therapy is relatively new as compared to traditional low-frequency SCS systems, and is the first non-drug product approved for use in the management of certain types of chronic pain associated with PDN, as well as being the only SCS therapy for the management of NSBP. As a result, our ability to address, develop and grow the markets for our 10 kHz Therapy and, ultimately our success, depends, in large part, on effectively educating physicians about our 10 kHz Therapy, including the results of our pivotal clinical studies.

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

Our most significant competitors are publicly traded, or are divisions of publicly traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we have. The 2022 global market for SCS therapy was estimated to be approximately $2.3 billion, with the United States comprising approximately 80% of the market at that time. Given the size of the existing and potential market in the United States, we expect that as we work to increase our market position and penetration in the United States our competitors will take aggressive action to protect their current market position. For example, in May 2015, a unit of Boston Scientific, one of our principal competitors, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102 (the ‘102 patent), which the Patent Trial and Appeals Board (PTAB) at the USPTO denied in November 2015, and, in December 2016 and April 2018, filed lawsuits against us in the U.S. District Court for the District of Delaware alleging that we infringed their patents covering technology related to stimulation leads, batteries and telemetry units, and alleging theft of trade secrets and tortious interference with contract. Although those litigations have been resolved substantially in our favor, we expect that we will continue to face significant competition in establishing our market share in the United States, will continue to face challenges to our intellectual property portfolio, and may encounter unforeseen obstacles and competitive challenges in the United States.

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

In addition to these major competitors, we also face competition from companies such as Curonix (formerly Stimwave), Saluda, Mainstay Medical and Nalu Medical, and may face competition from Neuspera Medical and Biotronik in the future. These companies are becoming more active in the SCS market. For instance, in the first quarter of 2019, Stimwave received FDA clearance for 10 kHz stimulation, expanding their previous clearance for low frequency therapy; Nalu Medical received FDA clearance in the first quarter of 2019 for their SCS system; and Saluda Medical received FDA clearance of their SCS system in March 2022, received certification in the EU in the third quarter of 2019 for their SCS system and were added to the Prostheses List for the same system in Australia in July of 2020. Furthermore, both Medtronic, Abbott and Boston Scientific have received approval to promote their SCS products for the treatment of PDN, and Abbot has received approval to promote their SCS products for the treatment of NSBP. As a result, we are no longer the sole SCS company with these indications approved. We have also seen increased competition in alternative procedures that attempt to address chronic pain conditions from companies that have not traditionally been our competitors, including for example minimally invasive surgical procedures and solutions that our physician customers and patients may be more commonly considering ahead of SCS therapy. Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products either enjoy or may develop several advantages over us, including:

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

We have experienced significant net losses, and have no assurance that we will achieve profitability. We expect to continue to incur losses as we build our U.S. commercial operations and continue to investigate the use of our 10 kHz Therapy to treat other chronic pain conditions. Although we had a net income of $3.0 million for the year ended December 31, 2022, we incurred net losses of $92.2 million and $131.4 million for the years ended December 31, 2023 and 2021, respectively. As of December 31, 2023, our accumulated deficit was $699.4 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit manufacturing cost of our products.

We must obtain and maintain a gross profit generated from the sale of our products that is sufficient to cover our operating expenses. To achieve our operating and strategic goals, we will, among other things, need to reduce the per-unit manufacturing cost of our products. This cannot be achieved without increasing the volume of components that we purchase in order to take advantage of volume-based pricing discounts, improving manufacturing efficiency or increasing our volume to leverage manufacturing overhead costs. While we received approval to begin manufacturing our SCS systems in our Costa Rica manufacturing facility in September 2022, which was, at least in part, intended to improve our long-term gross margin, there can be no assurance such actions or efforts to reduce our margins will be successful or not ultimately result in us incurring more costs. If we are unable to improve manufacturing efficiency and reduce manufacturing overhead costs per unit, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes is dependent upon a corresponding increase in sales. The occurrence of one or more factors that negatively impact the manufacturing or sales of Senza or reduce our manufacturing efficiency may prevent us from achieving our desired reduction in manufacturing costs, which would negatively affect our operating results and may prevent us from attaining profitability.

If third-party payors do not provide adequate coverage and reimbursement for the use of our products, our revenue will be negatively impacted.

Our success in marketing our products depends and will depend in large part on whether U.S. and international government health administrative authorities, private health insurers and other organizations adequately cover and reimburse customers for the cost of our products.

In the United States, we expect to derive nearly all our revenue from sales of our products to hospitals and outpatient medical facilities who typically bill various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, to cover all or a portion of the costs and fees associated with our products and bill patients for any applicable deductibles or co-payments. Access to adequate coverage and reimbursement for procedures using our products by third-party payors is essential to the acceptance of our products by our customers.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. For our traditional chronic back and leg pain market, we believe that favorable coverage and reimbursement of procedures using our products from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date, while we continue to engage in efforts to educate payors on the advantages of 10 kHz Therapy. However, there can be no assurance that all private health insurance plans will cover procedures using our products. For example, we currently have more limited coverage and reimbursement for use of our therapy in PDN and NSBP patients and are working to expand payor coverage to include the use of our 10 kHz Therapy in this patient population. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful. For example, effective December 1, 2022, UnitedHealthcare updated its SCS medical coverage policy and added language to indicate SCS devices are not covered for treating chronic intractable back pain without prior spine surgery (NSBP). A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

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
•
Our already-granted patents and any future patents may not survive legal challenges to their scope, validity, term or enforceability, or provide significant protection for us, and they may be re-examined or invalidated, and/or may be found to be unenforceable or not cover competing products.
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
•
Monitoring unauthorized uses of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services. For example, in order to enforce certain of our patent rights, we filed a lawsuit in November 2016 against Boston Scientific Corporation, a lawsuit in February 2019 for patent infringement and false advertisement against Stimwave, a lawsuit in February 2020 for patent infringement against Nalu Medical, and another lawsuit in February 2021 for patent infringement against Boston Scientific. We may in the future seek to enforce our patents or other proprietary rights against other potential infringements. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product features, which could reduce demand for our products. In addition, we may need to defend our patents from third-party challenges, including interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions, oppositions, nullity actions, or other patent proceedings. We may also need to initiate infringement claims or litigation. Adverse proceedings such as litigation or challenges to the validity of our patents can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement or other adverse proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation or proceeding could place one or more of our patents at risk of being invalidated, interpreted narrowly or found unenforceable. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us, if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.
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

As we increase our commercial and marketing efforts, we will need to retain, develop and grow the number of direct sales personnel that we employ. We continue to make a significant investment in recruiting and training sales representatives and clinical representatives. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our products often requires or benefits from direct support from us. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, or if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. To the extent we hire personnel from our competitors, our new sales representatives will usually be subject to restrictive covenants with their former employers, including non-competition, non-solicitation and/or confidentiality provisions. As a result, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories. We and certain of our new sales representatives have been, and may in the future be, subject to allegations that these new hires have violated the non-competition clauses, been improperly solicited or divulged to us proprietary or other confidential information of their former employers. Any of these risks may adversely affect our business.

If we fail to maintain FDA approval or foreign approval or certification to market and sell our products, or if such approval or certification is impacted in the future, we will be unable to commercially distribute and our products in the United States and abroad. Further, we may not be able to obtain required regulatory approvals or certifications to expand the indications for which we may market and sell our products.

We and our products are subject to extensive regulation in the U.S. and elsewhere, including by the FDA and its foreign counterparts.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA and foreign regulatory authorities enforce these regulatory requirements through periodic unannounced inspections. We do not know whether we will pass any future FDA or foreign regulatory authorities’ inspections. For example, while we have received FDA approval of our Senza PMA application, there can be no assurance that approval will be maintained. For example:

•
we may not be able to maintain to the FDA’s satisfaction that our products are safe and effective for their intended use;
•
we may fail to comply with the guidelines required by FDA and other agencies to maintain our PMA approval(s); and
•
the manufacturing processes and facilities we and our vendors use may not meet applicable requirements to maintain our PMA approval(s).

In addition, we may suffer from product liability or other issues that impact our ability to continue to market our products in the United States or abroad.

Failing to maintain FDA approval or foreign approval or certification could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA or foreign regulatory authorities or notified bodies could ask us to improve or augment manufacturing processes, collect and provide data on the quality or safety of our product or issue us warning letters relating to matters that may result in removal of our product from the market. Additionally, we will be required to obtain FDA approval or notified body certification prior to making any modification to the devices, and the FDA or foreign regulatory authorities may revoke the approval or certification or impose other restrictions if post-market data demonstrates safety issues or lack of effectiveness. If we are unable to obtain and maintain the necessary regulatory approvals or certifications, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited. Further, the failure to obtain approval or certification for new products and new indications on existing products could have an adverse effect on our business, financial condition or results of operations.

Modifications to our products may require us to obtain marketing authorizations or certifications and if we market modified products without obtaining necessary marketing authorizations or certifications, we may be required to cease marketing or recall the modified products until required marketing authorizations or certifications are obtained.

In the United States, any modification to a product candidate for which we receive marketing authorization may require us to submit a PMA or PMSA supplement and obtain FDA approval, or to submit a new 510(k) premarket notification and obtain clearance prior to implementing the change. Certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, or alternatively a notification or other submission to the FDA. Similarly, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, generally requires a new 510(k) clearance or other marketing authorization. The FDA requires every manufacturer to make such determinations in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with a manufacturer’s decisions regarding whether new clearances or approvals are necessary. We may make modifications to our approved devices in the future that we believe do not require prior marketing authorization. If the FDA disagrees with our determination and requires us to submit a new PMA, PMA supplement or 510(k) premarket notification for modifications to our previously approved or cleared products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not approve or clear our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. With respect to PMA-approved devices, any changes to the manufacturing processes may require prior approval of a PMA supplement before such changes may be implemented. Any delay or failure in obtaining required approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

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

Until we are able to fully diversify our product portfolio, our growth and success continue to depend on physicians’ acceptance and use of our 10 kHz Therapy to treat chronic back and leg pain, and our development and success in the markets for our newest indications, PDN and NSBP. We believe a significant limitation of current neuromodulation systems is the limited evidence supporting efficacy of traditional SCS products. Senza utilizes high-frequency stimulation technology capable of delivering waveform of up to 10,000 Hz, which has been shown to be effective in the treatment of both leg and back pain and the management of chronic pain associated with PDN and NSBP. However, we may face challenges convincing physicians, many of whom have extensive experience with competitors’ SCS products and established relationships with other companies, to appreciate the benefits of the 10 kHz Therapy and, in particular, its ability to treat back pain as well as leg pain, and adopt it for treatment of their patients. If Senza is unable to gain acceptance by physicians for the treatment of back pain, leg pain, PDN, NSBP or other pain indications for which its use is approved or certified, our potential to expand the existing neuromodulation market will be significantly limited and our revenue potential will be negatively impacted.

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.

As of December 31, 2023, we sell Senza directly in the Netherlands, Austria, Switzerland, Liechtenstein, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in Spain, Italy, Slovakia, Turkey and Kuwait. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.

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
•
third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of our products;
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

The facilities used by us and third-party manufacturers to manufacture our products must be approved by the FDA and any comparable foreign regulatory authority or certified by notified body for the manufacture of our products pursuant to inspections or audits that will be conducted after we submit a PMA to the FDA or any comparable filing to a foreign regulatory authority or notified body. We do not control the manufacturing process of, and are completely dependent on, any third-party manufacturers we utilize for compliance with cGMP requirements or similar foreign requirements for manufacture of our products. If we or our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority or notified body, we or they will not be able to secure and/or maintain regulatory approval or certification for use of these manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority or notified body does not approve or certify these facilities for the manufacture of our products or if it withdraws any such approval or certification in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval or certification for or market our products. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals or certifications, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

In addition, our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our suppliers may also encounter problems sourcing key components due to supply shortages. Should this shortage continue or repeat itself, our ability to produce and sell goods could be significantly impacted. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

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
•
our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our products, impacting our ability to maintain our FDA approval or similar foreign approval or certification, or cause delays in shipment, impacting our ability to meet demand in the United States or international markets;
•
we may have difficulty locating and qualifying alternative suppliers;
•
switching components or suppliers may require product redesign and possibly submission to FDA, notified bodies or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;
•
we may incur additional costs in switching from certain existing suppliers in connection with the build-out of our Costa Rica manufacturing facility;
•
one or more of our sole- or single-source suppliers may be unwilling or unable to supply components of our products, or may supply products that do not meet our product requirements;
•
other customers may use fair or unfair negotiation tactics and/or pressures to impede our use of the supplier;
•
the occurrence of epidemic or pandemics, which may cause one or more of our suppliers to close their operations either temporarily or permanently;
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

A number of the critical components used in our products are supplied to us from single-source, or in certain cases sole-source, suppliers, including but not limited to: leads, lead extenders, surgical leads, neurostimulator components and telemetry modules. Our ability to supply our products commercially depends, in part, on our ability to obtain a supply of these components that have been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. In some cases, we have not entered into manufacturing, supply or quality agreements with our single-source and sole-source suppliers, some of which supply components critical to our products. We are not certain that our single-source or sole-source suppliers will be able to meet our demand for their products and services, either because of the nature of our agreements with those suppliers, or our limited experience with those suppliers, or due to our relative importance as a customer to those suppliers or otherwise. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to the needs of their other customers.

Establishing additional or replacement suppliers for the components or processes used in our products, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory authority approval or certification, which could result in further delay. While we seek to maintain adequate inventory of the single-source or sole-source components and materials used in our products, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders. In addition, from time to time, certain of our suppliers experience interruptions and variances in their manufacturing processes, including suppliers of our leads and batteries. Because we are reliant on these single source suppliers, we are particularly susceptible to supply shortages and, if one of our suppliers were to experience an ongoing or continued manufacturing problem, and, in particular, our leads and battery suppliers, our ability to meet our forecasted commercial demand could be materially and negatively impacted.

If our third-party suppliers fail to deliver the required commercial quantities of materials, or the level of services we require, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the continued commercialization of our products would be impeded, delayed, limited or prevented, which could harm our business, results of operations, financial condition and prospects.

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

We may not realize the benefits of assets that we have acquired, or will acquire in the future, or other strategic transactions that we have or will consummate.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases, and out-licensing or in-licensing of intellectual property, products or technologies, similar to our recent acquisition of Vyrsa. The success of our strategic transactions, including the Vyrsa acquisition which recently closed, and any future strategic transactions depends on the risks and uncertainties involved including:

•
unanticipated liabilities related to acquired companies or joint ventures;
•
difficulties integrating acquired personnel, technologies, and operations into our existing business;
•
retention of key employees;
•
diversion of management time and focus from operating our business to the management of acquisition and integration efforts, strategic alliances or joint ventures challenges;
•
increases in our expenses and reductions in our cash available for operations and other uses;
•
disruption in our relationships with collaborators or suppliers; and
•
possible write-offs or impairment charges relating to acquired businesses or joint ventures.

If any of these risks or uncertainties occur, including in connection with the recently closed acquisition of Vyrsa, we may not realize the anticipated benefit of such acquisition or strategic transaction. For example, the Vyrsa acquisition is the Company’s first acquisition. For the acquisition to be successful, the Company must effectively integrate the Vyrsa business into the Company, something the Company has never done before. If the Company is not successful in integrating the Vyrsa business, the anticipated benefit may not be achieved. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, impairments or write-offs of goodwill or impairments and write-offs of in-process research and development assets, any of which could harm our financial condition.

If we fail to receive access to hospital facilities, our sales may decrease.

In the United States, in order for physicians to use our products, the hospital facilities where these physicians treat patients typically require us to enter into purchasing contracts. The process of securing a satisfactory contract can be lengthy and time-consuming and require extensive negotiations and management time. In the EU, from time to time, certain institutions require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, have varying demands that we may not be able to meet, and thus we may not be successful in the bidding process. If we do not receive access to hospital facilities via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may stagnate or decrease and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.

We rely in part on a small group of third-party distributors to effectively distribute our products in certain geographies.

We depend in part on medical device distributors for the marketing and sales of our products in certain geographies. We depend on these distributors’ efforts to market our products, yet we are unable to control their efforts completely. These distributors typically sell a variety of other, non-competing products that may limit the resources they dedicate to selling our products. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell our products in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offering requires time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to maintain positive relationships with our distributors, fail to develop new relationships with other distributors, including in new markets, fail to manage, train or incentivize existing distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, our revenue may decrease and our operating results, reputation and business may be harmed.

We may face product liability claims that could result in costly litigation and significant liabilities.

Clinical testing, manufacturing and marketing of our products may expose us to product liability and other tort claims. Although we have, and intend to maintain, liability insurance, the coverage limits of our insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. In 2014, the U.S. Supreme Court declined to hear an appeal where the U.S. Court of Appeals for the Ninth Circuit ruled that the Medical Device Amendments of 1976 to the FFDCA did not preempt state laws in a product liability case involving a medical device company. If other courts in the United States adopt similar rulings, we may be subject to increased litigation risk in connection with our products. Product liability claims could negatively affect our reputation, continued product sales, and our ability to obtain and maintain regulatory approval for our products.

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
•
the statistical endpoints are not met.

In addition, disruptions caused by macroeconomic factors, or global or local disruptions, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical studies. Clinical failure can occur at any stage of the testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or non-clinical studies in addition to those we have planned. Our failure to adequately demonstrate the safety and effectiveness of any of our devices would prevent receipt of regulatory clearance, approval or certification and, ultimately, the commercialization of that device or indication for use.

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
•
natural disasters, pandemics and political unrest that could inhibit our ability to promote such new indications or uses and can negatively affect product demand by creating obstacles for patients to seek treatment and undergo elective procedures; and
•
the ability of our competitors to obtain similar approvals and to more successfully commercialize on such market expansion opportunities.

For example, even though we have received approval for 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN and the management of NSBP (intractable back pain without prior surgery and not a candidate for back surgery), we will still be required to educate patients and healthcare professionals of the benefits of our therapy and products for the treatment of PDN and NSBP. If we are unable to successfully educate patients and healthcare professionals, including referring physicians, we will not be able to establish our 10 kHz Therapy as a viable treatment option for eligible PDN and NSBP patients. In addition, we will need to continue to establish payor acceptance of 10 kHz Therapy as a treatment option within the PDN and NSBP patient communities, a process that may not be successful and could take many years to gain broad acceptance. In addition to the foregoing factors, for our therapy for patients with NSBP to be commercially successful may require physicians who treat chronic back pain patients with back surgery to refer those patients to other physicians to perform an SCS procedure.

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

Our future success depends, in part, on our ability to continue to retain our executive officers and other key employees, and recruit and hire new employees. All of our executive officers and most of our other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any of our key personnel likely would involve significant time and costs, may significantly delay or prevent the achievement of our business objectives and may harm our business.

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

Our future success also depends on our ability to retain executive officers and other key employees and attract new key employees. Many executive officers and other employees in the neuromodulation and medical device industry are subject to strict non-competition, non-solicitation and/or confidentiality agreements with their employers, including our main competitors Medtronic, Boston Scientific and Abbott Laboratories. Our competitors may allege breaches of, and seek to enforce, such non-competition, non-solicitation and/or confidentiality agreements or initiate litigation based on such agreements. Such litigation, whether or not meritorious, may impede our ability to attract, hire or utilize executive officers and other key employees who have been or are currently employed by our competitors.

Risks Related to Intellectual Property

We currently are, and may in the future become, involved in lawsuits to defend ourselves against intellectual property disputes, which could be expensive and time consuming, and ultimately unsuccessful, and could result in the diversion of significant resources, and hinder our ability to commercialize our existing or future products.

Our success depends in part on not infringing the patents or violating the other proprietary rights of others. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. Significant litigation regarding patent rights occurs in the medical industry. Whether merited or not, it is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. For example, on December 9, 2016, Boston Scientific filed a patent infringement lawsuit alleging our manufacture, use and sale of the Senza system infringes certain of Boston Scientific’s patents covering technology related to stimulation leads, batteries and telemetry units. On April 27, 2018, Boston Scientific filed a second lawsuit alleging patent infringement, theft of trade secrets, and tortious interference with contract. Although those lawsuits have been resolved, we may face other similar lawsuits in the future.

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

We may receive in the future, particularly as a public company, communications from patent holders, including non-practicing entities, alleging infringement of patents or other intellectual property rights or misappropriation of trade secrets, or offering licenses to such intellectual property. Similarly, any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. At any given time, we may be involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, we jointly develop intellectual property with certain parties, and disagreements may therefore arise as to the ownership of the intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

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

From time to time, we may be subject to legal proceedings and claims with respect to intellectual property. For more information regarding any ongoing litigation(s), see the section titled “Legal Proceedings” included under Part I, Item 3 of this Annual Report. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, that we do not control. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock and the value of the 2025 Notes and/or the Braidwell Warrants. Additionally, because we often do not control the timing of the public announcements, there is the potential for these announcements to be made during market hours, necessitating a halt in the trading of our common stock for periods of time. Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. For example, two of our competitors, Boston Scientific and Medtronic, filed oppositions in the EU with respect to certain of our patents. Boston Scientific filed an entitlement action against us in the German courts (which has seen been reslved in our favor). In addition, an anonymous petitioner filed an opposition before the China

National Intellectual Property Administration against one of our patents in China (which was dismissed, but for which the anonymous petitioner has filed an appeal). Defending our position in proceedings such as these will require management’s time and attention, as well as financial costs. Given the competitive environment in which we operate, we expect additional challenges to our intellectual property portfolio as we continue commercialization of our products in the United States and abroad. An unfavorable outcome in these or any other such proceedings could cause us to lose valuable intellectual property rights and/or be unable to enforce our intellectual property rights, which could invite increased competition thereby materially harming our business.

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

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect the value, validity, enforceability, and patent terms of our patents or patent applications, and our ability to obtain additional patent protection in the future.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. In addition, many of our executive officers and key employees have worked for our major competitors (or companies acquired by these competitors), which include Boston Scientific, Medtronic and Abbott Laboratories. Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to allegations that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. For example, in April 2018, Boston Scientific filed such suit against us, claiming trade secret misappropriation. While we believed the Boston Scientific claim lacked merit and ultimately prevailed, litigation necessarily results in substantial costs and a distraction to management. We may be subject to similar lawsuits in the future. If our defenses to litigation claim(s) fail, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products would have a material adverse effect on our business, and may prevent us from selling our products or from practicing our processes. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to patent and trademark protection, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our consultants and vendors, or our former or current employees. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, however, any of these parties may breach the agreements and disclose our trade secrets and other unpatented or unregistered proprietary information, and once disclosed, we are likely to lose trade secret protection. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property ultimately will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to enforce trade secret protection.

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

Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:

•
the impact of adverse macroeconomic and geopolitical conditions, such as interest rate increases, inflationary pressures, recession fears and lower consumer confidence, on reduced demand for elective procedures and healthcare provider staffing shortages;
•
physician and payor acceptance of our products;
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
•
difficulties in collecting receivables related to our sales;
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
•
changes in coverage amounts or government and third-party payors’ reimbursement policies; and
•
other market volatility and other macroeconomic factors

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build a commercial sales force in the United States, including for our approved indications in PDN and NSBP, investigate the use of our 10 kHz Therapy for the treatment of other chronic pain conditions, continue to otherwise grow our business, including potentially acquiring other businesses or technologies, manage the maturity of the 2025 Notes and the Braidwell Term Loans, and continue to operate as a public company. In particular, we believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of our products in the United States, as well as the growth of our sales and marketing efforts and sales representative training, seeking additional foreign regulatory approvals or certifications, the preparation and submission of regulatory filings and the clinical development of any other product candidates or indications we may choose to pursue. These expenditures will also include costs associated with manufacturing and supply as well as marketing and selling our products in the United States and elsewhere, and any other future products approved for sale, R&D, conducting preclinical studies and clinical studies and obtaining regulatory approvals or certifications.

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts, particularly in the United States, and our efforts to develop our products for the treatment of additional chronic pain indications and develop technology complementary to our current product. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to seek additional funds. If we are unable to raise funds on favorable terms, or at all, the long-term growth of our business may be negatively impacted. As a result, we may be unable to compete effectively.

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

The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock, the 2025 Notes, the Braidwell Term Loans and the Braidwell Warrants, and could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates, or products that we otherwise would not relinquish. If we do not obtain additional resources, our ability to capitalize on business opportunities will be limited, we may be unable to compete effectively and the growth of our business will be harmed.

Covenants in our loan documents may restrict our business and operations and if we do not effectively manage our covenants, our financial condition and results of operations could be adversely affected..

The Braidwell Credit Agreement, as well as the indenture governing our 2025 Notes, contain certain affirmative, operating and financial covenants. These covenants could adversely affect our ability to operate our business, our liquidity or our results of operations, and our inability to comply with any of these covenants could result in a default under the Braidwell Credit Agreement or indenture governing our 2025 Notes, which could result in an increase the applicable interest rate or all amounts borrowed under the applicable debt instrument, together with accrued interest and other fees, to become due and payable. If our indebtedness under the Braidwell Term Loans or the 2025 Notes were to be accelerated, we may not have sufficient cash available to repay the amounts due, and we may be forced to seek an amendment to the applicable loan or note terms or obtain alternative financing, which may not be available to us on acceptable terms, if at all. In addition, if we are unable to repay outstanding borrowings when due or upon an event of default, in the case of the Braidwell Term Loans, the lender would also have the right to proceed against the collateral, including substantially all of our assets, granted to secure the indebtedness under the debt obligation. If the applicable lender proceeds against the collateral, such assets would no longer be available for use in our business, which would have a significant adverse effect our business, financial condition and results of operations

We are required to maintain high levels of inventory, which could consume a significant amount of our resources, reduce our cash flows and lead to inventory impairment charges.

As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Our products consist of a substantial number of individual components. In order to market and sell our products effectively, we often must maintain high levels of inventory. In particular, as we continue to market and sell our products in the United States, we intend to maintain our high levels of inventory in order to meet our estimated demand and, as a result, incur significant expenditures associated with such levels of inventory. The manufacturing process requires lengthy lead times, during which components of our products may become obsolete, and we may over- or underestimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. As compared to direct manufacturers, our dependence on third-party manufacturers exposes us to greater lead times increasing our risk of inventory obsolescence comparatively, and we would be required to record an impairment charge, as we did in 2020, 2021 and 2022. Furthermore, our products have a limited shelf life due to sterilization requirements, and part or all of a given product or component may expire and its value would become impaired. We have also experienced inventory write-downs as a result of inventory that did not meet our product requirements. In addition, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. If our estimates of required inventory are too high, we may be exposed to further inventory obsolescence risk. In the event that a substantial portion of our inventory becomes obsolete or expires, or in the event we experience a supply chain imbalance as described above, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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

As a result of our June 2015 underwritten public offering, we have experienced a Section 382 “ownership change.” We currently believe that this “ownership change” will not inhibit our ability to utilize our NOLs prior to expiration. However, we may experience additional ownership changes as a result of subsequent changes in our stock ownership, some of which changes may be outside our control. As a result, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability and generate sufficient taxable income in the future. If we are limited in our ability to use our NOLs and tax credits in future years as a result of ownership changes, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations. As of December 31, 2023, we had federal NOLs of $543.2 million, of which $344.1 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the Tax Cuts and Jobs Act (the 2017 Tax Act), as well as state NOLs of $337.1 million, of which $82.2 million may be carried forward indefinitely. If not utilized, the remaining federal NOLs will begin to expire in 2032 and the state NOLs will begin to expire in 2024.

Risks Related to Regulation of our Industry

Our products are subject to extensive governmental regulation, and our failure to comply with applicable requirements could cause our business to suffer.

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

Our business is subject to extensive governmental regulation that could make it more expensive and time consuming for us to expand the potential indications for which our products are approved or certified or introduce new or improved products.

Our products must comply with regulatory requirements imposed by the FDA in the United States and similar agencies or bodies in foreign jurisdictions. These requirements may involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, extensive agency review processes or notified bodies review processes, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we must comply with include:

•
FFDCA and the FDA’s implementing regulations (Title 21 CFR);
•
EU legislation on medical devices;
•
Medical Device Quality Management System Requirements (ISO 13485:2016);
•
Occupational Safety and Health Administration requirements; and
•
California Department of Health Services requirements.

Government regulation may impede our ability to conduct clinical studies and to manufacture and sell our existing and future products. Government regulation also could delay our marketing of new products for a considerable period of time and impose costly procedures on our activities. Foreign regulatory agencies or notified bodies may not approve or certify our current or future products on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals or certifications could negatively impact our marketing of any future products and reduce our product revenues.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, in February 2024, the FDA issued a final rule to amend and replace the Quality System Regulation (QSR), which sets forth the FDA’s current good manufacturing practice requirements for medical devices, to align more closely with the International Organization for Standardization standards. Specifically, this final rule, which the FDA expects to go into effect on February 2, 2026, establishes the “Quality Management System Regulation,” (QMSR) which among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although our quality management system is designed to comply with ISO 13485:2016 in connection with our certifications outside of the United States, and although the FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the QSR, it is unclear the extent to which this final rule, once effective, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. If we are unable to comply with QMSR, once effective, or with any other changes in the laws or regulations enforced by FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, financial condition and results of operations.

Furthermore , the EU landscape concerning medical devices recently evolved. On May 26, 2021, the EU Medical Devices Regulation became applicable, and repealed and replaced the EU Medical Devices Directives. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The EU Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Our medical devices successfully obtained EU Medical Devices Regulation certification effective on January 31, 2023. We must now ensure continuous compliance with the new or reinforced requirements set forth in the EU Medical Devices Regulation.

Non-compliance with said requirements may affect our business or the way we conduct our business in the EU.

The aforementioned EU rules are generally applicable in the EEA. Non-compliance with the above requirements would also prevent us from selling our products in these three countries.

Our products are subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer.

In order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces EU Medical Devices Directives. Compliance with these requirements is a prerequisite to be able to affix the European Conformity (CE) mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU.

Following a national referendum and enactment of legislation by the government of the United Kingdom (UK), the UK formally withdrew from the EU and ratified a trade and cooperation agreement governing its relationship with the EU. The EU–UK Trade and Cooperation Agreement (TCA) was applied provisionally as of January 1, 2021 and entered into force on May 1, 2021. The TCA does not specifically refer to medical devices, but does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed. Depending on which countries products will be ultimately sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in Great Britain. On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but have recently been postponed to July 2025.

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

In addition, we are subject to the EU General Data Protection Regulation (GDPR), which imposes obligations on companies that operate in our industry with respect to the processing of personal data of individuals within the EEA and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (DPF), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer agreement and the DPF, as relevant, to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. Further, from January 1, 2021, companies have had to comply with the GDPR and the GDPR as incorporated into the UK national law, with each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF.

In recent years, U.S. and European lawmakers and regulators have also expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. In particular, recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by European regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/ change our use of such technologies, as well as civil claims including class actions, and reputational damage.

Use of artificial intelligence is also increasingly being regulated. On April 21, 2021, the European Commission proposed a regulation seeking to establish a comprehensive, risk-based governance framework for artificial intelligence in the EU market (EU AI Act). The proposal is intended to apply to companies that develop, use and/ or provide artificial intelligence in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy, and proposes fines for breach of up to 6% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for artificial intelligence in the EU, in order to facilitate civil claims in respect of harm caused by artificial intelligence and to include artificial intelligence-enabled products within the scope of the EU’s existing strict liability regime. These regulatory proposals are at varying stages of the legislative process and are not yet finalized; the EU AI Act is at an advanced stage and the text is currently expected to be finalized by the end of 2023. Once finalized and in force, this regulatory framework is expected to have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/ or decisions in this area, may affect our use of artificial intelligence and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

We may only promote or market our products for their specifically approved indications as described on their respective approved label. We train our marketing and sales force against promoting our products for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our product off-label, when in the physician’s independent professional medical judgement he or she deems the use of the product in the non-approved indication as appropriate. There may be increased risk of injury to patients if physicians attempt to use our product off-label. Furthermore, the use of our product for indications other than those approved or certified by the applicable regulatory authority or notified body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

The FDA, competent authorities of the EU member states and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, conduct a product notification or recall to inform physicians of changes to instructions for use, or if a deficiency in a device is found or suspected. A government-mandated recall or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other issues. Recalls, which include certain notifications and corrections as well as removals, of our products could divert managerial and financial resources and could have an adverse effect on our financial condition, harm our reputation with customers, and reduce our ability to achieve expected revenue.

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

We may be subject to federal, state and foreign healthcare, data privacy, and security laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.

We are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, as well as data privacy and security laws and regulations, which could significantly impact our business. In the United States, the laws that may affect our ability to operate include, but are not limited to:

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

•
Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters submitted for payment. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements.
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
•
Federal and state laws and regulations governing the collection, use, disclosure and protection of health-related and other personal information that could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, that govern the collection, use, disclosure, and protection of health-related and other personal information. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (CPRA) generally went into effect on January 1, 2023 and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. The CCPA and the CPRA may increase our compliance costs and potential liability. Similar laws have been passed in other states, and are continuing to be proposed at the federal level and in other states. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

•
Section 5(a) of the Federal Trade Commission Act (FTC) Act. The FTC has authority to initiate enforcement actions against entities that fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. According to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.
•
Foreign data privacy and security laws. Please see “Risk Factors - Senza is subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer” for more information.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. For example, we received a Civil Investigative Demand in December 2022 related to the marketing, promotion and billing practices of the Company's SCS system. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

The regulatory framework for machine learning technology, artificial intelligence and automated decision making is evolving and our failure to comply with such laws and regulations could have a material adverse effect on our business.

We may not always be able to anticipate how to respond to laws or regulations around machine learning technology, artificial intelligence and automated decision making given they are still rapidly evolving. There is an increase in litigation in a number of jurisdictions, including the United States, relating to the use of artificial intelligence. New laws regulating artificial intelligence are at an advanced stage of the legislative process in the EU, and it is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our learning platforms, online testing business and data analytics and the way in which we use artificial intelligence and machine learning technology. Further, the cost to comply with such laws or regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. Please see “Risk Factors - Senza is subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer” for more on developing regulations around use of artificial intelligence in the EU.

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

For instance, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA), amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the

EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

Our future success depends on our ability to develop, receive regulatory clearance, approval or certification for, additional chronic pain indications for our products and introduce new products or product enhancements that will be accepted by the market in a timely manner.

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

Risks Related to Our Securities

Our stock price has experienced significant volatility and may continue to be volatile. As a result, our stockholders may not be able to resell shares of our common stock at or above the price they paid. Such volatility may also adversely impact the value of the 2025 Notes and Braidwell Warrants.

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
•
delays or setbacks in the commercialization of our products or the expansion of indications for which our products are approved;
•
announcements of new products by us or our competitors;

•
announcements or developments in any intellectual property infringement actions in which we may become involved;
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

Because the 2025 Notes and Braidwell Warrants are convertible into shares of common stock, volatility or depressed market prices of our common stock could have a similar effect on the value of the 2025 Notes and/or Braidwell Warrants. Holders who receive shares of our common stock upon conversion of the 2025 Notes and/or the Braidwell Warrants will also be subject to the risk of volatility and depressed market prices of our common stock. Similarly, the liquidity of the trading market in the 2025 Notes and/or Braidwell Warrants, and the market price quoted for the 2025 Notes and/or Braidwell Warrants, may be adversely affected by changes in the overall market for these types of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally.

In addition, the stock markets in general, and the markets for medical device stocks in particular, have experienced volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock and the value of the 2025 Notes and/or Braidwell Warrants. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. Any adverse determination in litigation could also subject us to significant liabilities.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2025 Notes and the Braidwell Term Loans, or to make cash payments in connection with any conversion of the 2025 Notes or payments due for the Braidwell Term Loans, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The terms of our credit facility place restrictions on our operating and financial flexibility, and we may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

In November 2023, we entered into the Braidwell Credit Agreement. All obligations under the Braidwell Credit Agreement are secured by substantially all of our existing property and assets (including our intellectual property assets), subject to certain exceptions. This debt financing may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity.

The Braidwell Credit Agreement includes representations and warranties and covenants, including affirmative covenants and negative covenants that restrict our and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Braidwell Credit Agreement also has a financial covenant requiring us and our subsidiaries to maintain, as of the last day of each fiscal quarter ending after the Closing Date (as defined in the Braidwell Credit Agreement), at least $300.0 million in trailing twelve month revenue; provided that a failure of the us and our subsidiaries to maintain such minimum revenue shall not be an event of default under the Braidwell Credit Agreement unless such failure continues for three consecutive fiscal quarters, so long as we and our subsidiaries maintain at least $75.0 million of liquidity at all times starting from the first day after the first fiscal quarter in which the foregoing financial covenant is not met and ending on the date we deliver a certificate to the administrative agent under the Braidwell Credit Agreement evidencing compliance with the foregoing financial covenant. The Braidwell Credit Agreement also contains customary events of default, including among other things, our failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events, or our breach of the covenants under the Braidwell Credit Agreement. Upon the occurrence of an event of default, the lenders thereunder may, among other things, accelerate our obligations under the Braidwell Credit Agreement. As security for our obligations under the Braidwell Credit Agreement, we and our subsidiary Nevro Medical CR, LLC granted the agent (for the benefit of the secured parties) a continuing security interest in substantially all of our assets (including intellectual property), subject to certain customary exceptions.

Failure to satisfy our current and future debt obligations, including covenants to take or avoid specific actions, under the Braidwell Credit Agreement could result in an event of default and, as a result, our lenders could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Braidwell Credit Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness while still pursuing our current business strategy. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.

We may incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in any debt instruments we may have, some of which debt may be secured debt.

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock and the value of the 2025 Notes and/or Braidwell Warrants could be adversely affected.

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

If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. The process of designing and implementing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our public securities could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price and the value of our public securities to fall.

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, upon the vesting of restricted stock units, upon conversion of the 2025 Notes, upon exercise of the warrants in the warrant transactions we entered into in connection with the offering of the 2025 Notes and the Braidwell Warrants. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of our public securities could decline. As of December 31, 2023, we had outstanding a total of approximately 36.4 million shares of common stock, and approximately 11.2 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the our public securities could decline.

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

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, the terms of any of our existing, and potentially future, debt or credit agreements will restrict or preclude us from paying dividends. For example, under the Braidwell Credit Agreement, we are restricted from paying any dividends or making any distributions on account of our capital stock subject to certain exceptions set forth in the Braidwell Credit Agreement. Therefore, our stockholders are not likely to receive any dividends on our common stock for the foreseeable future. Since we do not intend to pay dividends, our stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our stockholders have purchased it.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, preclinical and clinical trial data, health-related information and personal information of our customers, employees and other related third parties (collectively, Confidential Information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information.

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit Confidential Information and to manage or support a variety of business processes and activities, including sales, billing, marketing, procurement and supply chain, manufacturing and distribution. We use enterprise information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal and tax requirements. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses and malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, “phishing” attacks and other social engineering schemes, attacks by computer hackers, natural disasters, terrorism, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, human error, catastrophic events, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Despite the precautionary measures we have taken to prevent breakdowns in our information technology and telephone systems, if our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer. There can also be no assurance that our, our programs’, and our CROs', contractors, consultants’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur, it could result in a material disruption of our business operations, whether due to a loss, corruption or unauthorized disclosure of our Confidential Information or other similar disruptions. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of Confidential Information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•
a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors that have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Security Officer (CISO), Vice President of Information Technology, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our CISO oversees our cybersecurity risk management in partnership with our Vice President of Information Technology, Chief Financial Officer, General Counsel, Chief Compliance and Privacy Officer and other members of management. These members of management monitor and are informed of the prevention, mitigation, detection and remediation of cybersecurity incident through their management of, and participation in, the cybersecurity risk management and strategy processes described above.

Our Vice President of Information Technology has developed expertise in cybersecurity and compliance, enterprise architecture and rod mapping, data and analytics, digital transformation, and customer service through her extensive experience in information technology. She earned her Bachelor of Science in Accounting and emphasis in Information Systems Management from North Dakota State University. Our CISO has worked for 30 years in product development and information technology, including the areas of infrastructure and application architecture. In the last 15 years, he has worked in security for healthcare, pharmaceutical and technology companies, the last six years as CISO. He earned his Bachelor of Science in Electronic Engineering from Universidade Federal do Rio de Janeiro in Brazil.

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

Holders of Record

As of February 14, 2024, there were approximately 13 stockholders of record of our common stock, and the closing price per share of our common stock was $16.97. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative five-year stockholder return on our common stock to two indices: the S&P 500 Composite Index and the S&P Healthcare Equipment Index. An investment of $100 is assumed to have been made in our common stock and in each of the indices on December 31, 2018 and its relative performance is tracked through December 31, 2023. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
$100 investment in stock or index	2018	2019	2020	2021	2022	2023
Nevro Corp. (NVRO)	$100.00	$302.24	$445.10	$208.46	$101.83	$55.34
S&P 500 (GSPC)	$100.00	$128.88	$149.83	$190.13	$153.16	$190.27
S&P Healthcare Equipment (SPSIHE)	$100.00	$122.40	$162.59	$167.98	$128.44	$120.78

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

	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023
Revenue from:	(in millions)
U.S. sales	$74.7	$85.0	$78.1	$88.4	$73.2	$89.0	$86.1	$99.8	$82.3	$93.0	$89.8	$101.5
International sales	13.9	17.3	15.2	14.3	14.6	15.2	14.3	14.1	14.0	15.8	14.1	14.7
Total revenue	$88.6	$102.3	$93.2	$102.8	$87.8	$104.2	$100.5	$113.8	$96.3	$108.8	$103.9	$116.2

	2019	2020	2021	2022	2023
Revenue from:	(in millions)
U.S. sales	$326.0	$311.9	$326.2	$348.2	$366.6
International sales	64.3	50.2	60.7	58.2	58.6
Total revenue	$390.3	$362.0	$386.9	$406.4	$425.2

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of December 31, 2023 was $699.4 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10 kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, including a sales organization that targets physician specialties involved in PDN treatment decisions, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

In April 2020, we issued $165.0 million aggregate principal amount of 2.75% convertible senior notes due 2025 (the 2025 Notes) in a registered underwritten public offering and an additional $24.8 million aggregate principal amount of such notes pursuant to the underwriters’ exercise in full of their option to purchase additional 2025 Notes. The 2025 Notes’ interest rates are fixed at 2.75% per annum, with interest payable semi-annually in arrears on April 1 and October 1 of each year, which commenced on October 1, 2020. The total net proceeds from the 2025 Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million. In connection with the offering of the 2025 Notes, we entered into convertible note hedge transactions in which we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of common stock at a price of approximately $105.00 per share. The total cost of the convertible note hedge transactions was $52.4 million. In addition, we sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of our common stock at a price of $147.00 per share. We received $34.9 million in cash proceeds from the sale of these warrants. The net cost incurred in connection with the convertible note hedge and warrant transactions was $17.5 million. Concurrent with the registered underwritten public offering of the 2025 Notes, we completed an underwritten public offering of common stock and issued 1,868,750 shares of common stock, including 243,750 shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. As a result of this public offering of common stock, we received cash proceeds of $147.1 million, net of underwriting discounts and commissions and offering costs. On or about November 30, 2023, we entered into in separate, privately negotiated repurchase agreements with a limited number of holders of the 2025 Notes and repurchased $151.7 million principal amount of the 2025 Notes. As of December 31, 2023, principal amount of $38.0 million the 2025 Notes remain outstanding.

On November 30 2023 (the Closing Date), we and our fully owned subsidiary entered into that certain Credit Agreement and Guaranty (the Credit Agreement), by and among us and funds managed by Braidwell LP (Braidwell), as a lender (in such capacity, the Lender), and Wilmington Trust, National Association, as administrative agent for the Lenders. The Credit Agreement provides for a term loan facility in the amount of $200.0 million, which was funded in its entirety in November 2023. Loans borrowed pursuant to the Credit Agreement (the Loans) bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement and with a floor of 3.50%) plus 5.25%. At our option, a portion of the interest payable on the Loans equal to (i) (a) on or prior to the first anniversary of the Closing Date, 5.25%, (b) following the first anniversary of the Closing Date and on or prior to the third anniversary of the Closing Date, 2.50% and (c) following the third anniversary of the Closing Date, 1.50%, may be paid in-kind rather than in cash. The Loans do not amortize, and have a maturity date of November 30, 2029. We may prepay or repay all or a portion of the outstanding principal and accrued unpaid interest under the Loan Agreement at any time upon prior notice to the Lender subject to certain conditions.

In connection with the Credit Agreement, we issued to Braidwell warrants (the Warrants) to purchase an aggregate of approximately 2.58 million shares of our common stock. The Warrants are exercisable in whole or in part at an exercise price of $23.1862 per share and expire on the sixth anniversary of issuance.

Proceeds from the Loans will be used (i) to fund all or a portion of the consideration to be paid in respect of the Vyrsa Acquisition (defined below), (ii) to repurchase all or a portion of the 2025 Notes, (iii) for working capital and general corporate purposes and (iv) fees related to the foregoing.

We rely on third-party suppliers for all of the components of our Senza products, and currently for a significant portion of the assembly of these systems. Several of these suppliers are currently single-source suppliers. We have entered into and/or amended several supply agreements in an effort to reinforce our supply chain. We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Additionally, as compared to direct manufacturers, our dependence on third-party manufacturers makes us vulnerable to supply shortage problems and exposes us to greater lead times, increasing our risk of inventory obsolescence. In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins. We plan on conducting these manufacturing activities in a facility in Costa Rica, for which our lease began in April 2021. The integration process was completed in mid-2022, and we received approval from the FDA for the manufacture of our Senza system in the Costa Rica facility in September 2022. Even with the commencement of manufacturing in Costa Rica, we expect that we will continue to rely on third-party manufacturers as we ramp our factory and in order to provide key components to support the assembly process. We have incurred and may continue to incur significant capital expenditures and implementation costs to initiate the manufacturing activities in our Costa Rica facility.

Macroeconomic Conditions

Our business and financial performance are significantly impacted by macroeconomic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russian and Ukraine, the conflict in the Middle East, supply chain constraints, market uncertainty, volatility in exchange rates, inflationary trends, lower consumer confidence and evolving dynamics in the global trade environment, have impacted our business and financial performance. Such economic impacts could also impact the decision of patients and customers to seek and undertake elective procedures which would adversely impact our revenue and results of operations. Demand for elective procedures remains unpredictable.

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

Adverse macroeconomic conditions, other pandemics or international tensions, could also result in significant disruption of global economic conditions and consumer trends, as well as a significant disruption in financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our 2.75% convertible senior convertible notes due 2025 (the 2025 Notes) and the Braidwell Term Loans. Our ability to repay the 2025 Notes and the Braidwell Term Loans could also be adversely impacted by higher interest rates which could make it more difficult to access capital on favorable terms, or at all.

Recent Developments

In November 2023, we acquired all of the issued and outstanding shares of Interventional Pain Technologies, Inc. d/b/a Vyrsa Technologies (Vyrsa), a corporation organized under the laws of the Commonwealth of Pennsylvania that develops and sells minimally invasive treatment option for patients suffering from chronic sacroiliac joint (SI Joint) pain (the Vyrsa Acquisition). We acquired all of the issued and outstanding equity interests of Vyrsa for an up-front aggregate cash consideration of approximately $40.0 million in cash (the Upfront Consideration). The Upfront Consideration is subject to certain adjustments, including Vyrsa’s net working capital and cash amounts at closing. The Company has also agreed to pay up to an additional $35.0 million in cash or common stock of the Company tied to achievement of certain development and sales milestones.

Important Factors Affecting our Results of Operations

We believe that the following factors have impacted, and we expect will continue to impact, our results of operations.

Macroeconomic Environment

The global economy is experiencing increased inflationary pressures, increased interest rates, supply chain issues, recession fears and lower consumer confidence as a result of current macroeconomic environment and geopolitical conditions. Higher interest rates and capital costs, increased costs of labor and volatile currency exchange rates are creating additional economic challenges. These conditions may cause patients to delay their decisions to seek medical elective procedures.

Furthermore, healthcare providers are experiencing and may continue to experience financial and operational pressures as a result of staffing shortages, the supply chain environment and increased inflation, which could impact their decision to prioritize medical elective procedures.

Importance of Physician Awareness and Acceptance of Our Products

We continue to invest in programs to educate physicians who treat chronic back and leg pain about the advantages of our products. This requires significant commitment by our marketing team and sales organization, and can vary depending upon the physician’s practice specialization, personal preferences and geographic location. Further, we are competing with well-established companies in our industry that have strong existing relationships with many of these physicians. Educating physicians about the advantages of our products, including our latest generation HFX iQ SCS system, and influencing these physicians to use these products to treat chronic pain, is required to grow our revenue.

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

During the third quarter of 2022, a number of coverage updates were made by insurers to explicitly cover PDN. Combined, the following updates represent approximately 43.5 million commercially-insured covered lives, with approximately 54% of the addressable US PDN population now covered under a formal policy for PDN:

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

During the third quarter of 2022, Novitas Solutions (Novitas) and First Coast Service Options (FCSO), the Medicare Administrative Contractors (MACs) that represent Arkansas, Colorado, Delaware, Florida, Louisiana, Maryland, Mississippi, New Jersey, New Mexico, Oklahoma, Pennsylvania and Texas, published draft Local Coverage Determinations (LCDs) titled, “Nerve Stimulators for Chronic Intractable Pain”, which propose updated coverage criteria for SCS devices with an explicit FDA approval to treat PDN that would include PDN refractory to conventional medical management. In May 2023, the MACs retired these draft LCDs without finalizing them.

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

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. The manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $2.1 million and $4.2 million for the years ended December 31, 2023 and 2022, respectively.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to help our commercialization efforts around and to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017. We launched our next generation product platform, Senza Omnia, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approvals for our first Senza Omnia upgrade and a new trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. In January 2022, we received regulatory approval for expanded labeling to include NSBP. In October 2022, we received FDA approval of our latest generation SCS system, HFX iQ™, which we launched on a limited basis in the United States in the fourth quarter of 2022 and more fully in 2023. We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and next generation IPGs. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of the 10 kHz Therapy through clinical data are all critical to increasing the adoption of this therapy. We initiated two RCTs in 2018, SENZA-PDN and SENZA-NSRBP, which are evaluating the 10 kHz Therapy for the treatment of PDN and NSBP, respectively.

The SENZA-PDN study was one of the largest randomized controlled trials (RCT) conducted in the field of spinal cord stimulation with 216 randomized patients. The study evaluated paresthesia-free 10 kHz Therapy among patients diagnosed with PDN and refractory to conventional medical management (CMM). Patients were randomized one-to-one to CMM alone or CMM with 10 kHz Therapy. A crossover study design was used, where subjects who did not have adequate pain relief at 6 months were given the option to cross over to the other treatment arm. Subjects were followed for 24 months, with subjects who crossed over from CMM alone to CMM with 10 kHz Therapy followed for 24 months post-implantation. In April 2021, the six-month data were published online in JAMA Neurology. In July 2021, the FDA approved the Senza System for the treatment of chronic intractable pain of the lower limbs, including unilateral and bilateral pain, associated with PDN. This approval is specific to Nevro’s unique 10 kHz SCS stimulation, and the Senza system was the first spinal cord stimulation system approved by the FDA with a specific indication to treat PDN. The study continued such that future follow-ups were utilized for publication and expanded reimbursement payor coverage. In September 2022, the study was completed, and the study results have been presented at numerous conferences and published in multiple journal publications.

Our other large RCT, the SENZA-NSRBP study, was executed to support the new indication for treatment of non-surgical refractory back pain (NSBP). NSBP is defined as chronic back pain in patients who have not had previous spine surgery, and, based on an assessment from a spine surgeon, are not surgical candidates. The study compared patients receiving 10 kHz Therapy plus CMM to patients receiving CMM alone. In January 2022, the FDA approved the Senza System as an aid in the management of NSBP (intractable back pain without prior surgery and not a candidate for back surgery), based on the six-month efficacy data showing profound improvements in pain and function with 10 kHz Therapy over CMM alone. At the 2022 NANS conference, we presented our 12-month results, including six-month crossover patient data, for our SENZA-NSRBP study. Key findings at 12 months showed profound improvements in pain relief, function, quality of life measures, awareness of positive change and reduction in daily opioid use in NSBP patients receiving 10 kHz Therapy at 12-months post-implant. Results also included comparable improvements for patients that crossed over from CMM to 10 kHz after 6 months. In February 2022, the SENZA-NSRBP 12-month results were published online in the Journal of Neurosurgery: Spine. Finally, in January 2023, we presented the full 24-month results from the SENZA-NSRBP study at the 2023 NANS conference, and the full manuscript reporting the 24-month results was published in Journal of Neurosurgery: Spine in November 2023. We expect that this 24-month publication will be used to seek expanded payor coverage for this patient cohort.

In April 2023, we enrolled the first patient in our PDN Sensory study, the first prospective RCT to assess the restoration of neurological function as a primary objective in patients with intractable PDN. The study will enroll up to 236 patients at multiple sites across the United States. Patients will be randomized to conventional medical management or 10 kHz Therapy plus conventional medical management, with optional crossover to the other treatment arm at 6 months if those specific criteria are met.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe that the estimates, judgments and assumptions involved in the accounting for revenue recognition, inventory, stock-based compensation, intangibles, contingent consideration liability, goodwill, income taxes and allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our estimates, judgments, and assumptions relative to our critical accounting policies have not differed materially from actual results. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

Valuation of Intangible Assets and Contingent Consideration Liability

We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. Further, for those arrangements that involve potential future contingent consideration, we record on the date of acquisition a liability equal to the fair value of the estimated additional consideration we may be obligated to pay in the future. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, discount rates, useful life or probability of achieving clinical, regulatory or revenue-based milestones could result in different purchase price allocations.

Goodwill Valuation

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances annually for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist.

Stock-Based Compensation

Stock-based compensation costs related equity awards granted to employees and are measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. For stock options, we estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The fair value is recognized on a straight-line basis over the requisite service period of the stock option award, which is generally the vesting term of four years.

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

In 2022 and 2023, we additionally granted performance stock units with vesting based upon the achievement of a specific financial target. The fair value for these performance-based awards is recognized over the period during which the goals are to be vested. Stock-based compensation expense recognized at fair value includes the impact of estimated probability that the goals would be achieved, which is assessed on quarterly basis.

We estimate the fair value of the rights to purchase shares by employees under our Employee Stock Purchase Plan using the Black-Scholes option pricing formula. Our Employee Stock Purchase Plan provides for consecutive six-month offering periods and we use our own historical volatility data in the valuation.

Income Tax

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on our net U.S. federal and state deferred tax assets as of December 31, 2023 and 2022. We intend to maintain a full valuation allowance on the federal and state deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2023, we had federal net operating loss carryforwards (NOLs) of $543.2 million, of which $344.1 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the 2017 Tax Act, as well as state NOLs of $337.1 million, of which $82.2 million may be carried forward indefinitely. If not utilized, the remaining federal NOLs will begin to expire in 2032 and the state NOLs will begin to expire in 2024. We have no significant foreign NOL carryforwards. We also have federal research tax credit carryforwards that will begin to expire in 2026 and California research tax credits that do not expire. Realization of these NOL and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could materially and adversely affect our results of operations.

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

Allowance for Doubtful Accounts

We make estimates as to the overall collectability of accounts receivable and provide an allowance for accounts receivable considered uncollectible based on current expected credit losses. We specifically analyze accounts receivable based on historical bad debt experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We record the adjustment in general and administrative expense. Our accounts receivable balance was $79.4 million, net of allowance of $1.0 million, as of December 31, 2023 and $78.9 million, net of allowance of $1.3 million, as of December 31, 2022.

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

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality. For example, the industry generally experiences lower revenues in the first and third quarters of the year and higher revenues in the fourth quarter. Our revenue has historically been impacted by these industry trends. Further, the impact of the buying patterns and implant volumes of hospitals and medical facilities, and third-party distributors may vary, and as a result could have an effect on our revenue from quarter to quarter. We have recorded revenue of approximately $366.6 million, $348.2 million and $326.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, for sales in the United States. We anticipate that our total revenue will increase as we continue our commercialization in the United States.

Cost of Revenue

We currently utilize contract manufacturers for the production of our products. Cost of revenue consists primarily of acquisition costs of the components of our products, manufacturing overhead, scrap and inventory excess and obsolescence charges, as well as distribution-related expenses, such as logistics and shipping costs, net of costs charged to customers.

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

Operating Expenses

Our operating expenses consist of R&D expense, and sales, general and administrative (SG&A) expense, amortization of intangibles and certain litigation charges. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, bonus incentives, benefits, stock-based compensation and sales commissions.

Research and Development. R&D costs are expensed as incurred. R&D expense consists primarily of personnel costs, including salary, employee benefits and stock-based compensation expenses for our R&D employees. R&D expense also includes costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors and consultants, equipment and software to support our development, facilities and information technology. We expect product development expenses to increase in absolute dollars as we continue to develop product enhancements to our products. Our R&D expenses may fluctuate from period to period due to the timing and extent of our R&D and clinical trial expenses.

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

We continue to increase the size of our sales presence worldwide. In 2021, we established a sales organization to support the launch of our PDN indication in the U.S. This sales organization targets physician specialties involved in PDN treatment decisions, including primary care physicians, endocrinologists, internal medicine and podiatrists, to create awareness of 10 kHz Therapy to treat PDN patients. In the last three years, we have increased marketing spending in order to generate additional sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States. We expect SG&A expenses to decrease as a percent of revenue as we engage in activities that leverage our existing sales and marketing personnel to support the commercialization of our products in the United States.

In the years leading up to 2022, we had experienced significant legal expenses associated with our intellectual property litigation with Boston Scientific. We continued to incur significant legal expenses associated with intellectual property litigation in 2023. Additionally, we continue to incur significant expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, including compliance under the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), director and officer insurance premiums and investor relations costs associated with being a public company. Our SG&A expense may fluctuate from period to period due to the seasonality of our revenue, the timing and extent of our SG&A expense, and certain discretionary spend items such as travel and trade shows.

Amortization of Intangibles. Our amortization expense relates to intangible assets acquired in a business combination or asset acquisition.

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

Change in Fair Value of Warrants

The value of the Braidwell Warrants are remeasured to the Fair Market Value at the end of each reporting period while they remain outstanding. The change in the fair value of these warrants are recorded as Change in fair value of warrants in our consolidated statements of operations.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains and losses and the gains and losses from the remeasurement of foreign-denominated balances to the U.S. dollar.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt relate to the early extinguishment of outstanding principal amounts of our convertible notes, as well as the release of the associated unamortized debt issuance costs.

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

Comparison of the Years Ended December 31, 2023 and 2022

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
	2023	2022	Change
(in thousands)
Revenue	$425,174	$406,365	$18,809
Cost of revenue	135,114	129,998	5,116
Gross profit	$290,060	$276,367	$13,693
Gross margin	68%	68%	0%

Revenue. Revenue increased to $425.2 million in 2023 from $406.4 million in 2022, an increase of $18.8 million, or 5%. Revenue in the United States was $366.6 million in 2023, a 5% increase from $348.2 million in 2022. International revenue was $58.6 million in 2023, compared to $58.2 million in 2022. Our trial and permanent implant volumes in the United States increased from prior year.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $135.1 million in 2023, compared to $130.0 million in 2022, an increase of $5.1 million, or 4%. This increase was primarily due to an increase of $10.0 million in the costs of manufactured product components and $2.1 million in warranty expense, offset by $6.3 million related to overhead costs as we ramp production activities in our Costa Rica manufacturing facility. Gross profit increased to $290.0 million in 2023 from $276.4 million in 2022, an increase of $13.7 million, or 5%. Gross profit as a percentage of revenue, or gross margin, remained steady at 68%.

Operating Expenses

	Years Ended December 31,
	2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$54,418	13%	$53,065	13%	$1,353
Sales, general and administrative	334,704	79%	322,138	79%	12,566
Amortization of intangibles	246	0%	—	0%	246
Certain litigation charges (credits)	—	0%	(105,000)	(26)%	105,000
Total operating expenses	$389,368	92%	$270,203	66%	$119,165

Research and Development (R&D) Expenses. R&D expenses increased to $54.4 million in 2023 from $53.1 million in 2022, an increase of $1.4 million, or 3%. The increase was primarily due to an increase in personnel expenses of $1.6 million.

Sales, General and Administrative (SG&A) Expenses. SG&A expenses increased to $334.7 million in 2023 from $322.1 million in 2022, an increase of $12.6 million, or 4%. This increase was primarily due to an increase in legal spend of $7.2 million, personnel expenses of $3.7 million, and software expenses of $1.4 million, which were partially offset by a decrease in travel related expenses of $1.3 million.

Amortization of Intangibles. Our amortization expense relates to intangible assets acquired in a business combination or asset acquisition. In 2023, we acquired Interventional Pain Technologies, Inc. (Vyrsa), which included $27.6 million of intangible assets. We recorded amortization of $0.2 million in 2023.

Certain litigation charges. On August 1, 2022, we announced that we had reached an agreement with Boston Scientific to settle our intellectual property litigation. Pursuant to the parties’ settlement, we received a payment from Boston Scientific of $85.0 million, and Boston Scientific released the $20.0 million verdict it was awarded by a Delaware jury on November 1, 2021, which we accrued and expensed in the three months ended September 30, 2021. As a result of the settlement agreement in August 2022, we recorded the $85.0 million and the $20.0 million release of the jury award as a credit to certain litigation charges (credits) in the three months ended September 30, 2022.

Interest Income, Interest Expense, Change in Fair Market Value of Warrants, Other Income (Expense), Net, Gain on Extinguishment of Debt and Provision for Income Taxes

	Years Ended December 31,
	2023	2022	Change
(in thousands)
Interest income	$14,166	$4,021	$10,145
Interest expense	(8,014)	(6,432)	(1,582)
Change in fair market value of warrants	(8,051)	—	(8,051)
Other income (expense), net	(586)	511	(1,097)
Gain on extinguishment of debt	3,934	—	3,934
Provision for income taxes	(5,646)	1,263	(6,909)

Interest Income. Interest income increased to $14.0 million in 2023 from $4.0 million in 2022, primarily as a result of an increase in our investment yield rate.

Interest Expense. Interest expense increased to $8.0 million in 2023 from $6.4 million in 2022. In November 2023, we entered into the Braidwell Credit Agreement, from which we recorded $1.7 million in interest expense, as well as $0.2 million in the amortization of debt discounts. A portion of the proceeds from the Braidwell Term Loans were used to (i) fund a portion of the consideration paid in respect of the Vyrsa Acquisition, (ii) to repurchase a portion of the 2025 Notes from a limited number of holders and (iii) for the payment of fees and expenses associated with the Braidwell Credit Agreement, the Vyrsa Acquisition and the repurchase of a portion of the 2025 Notes.

Change in Fair Market Value of Warrants. The value of the outstanding Braidwell warrants requires remeasurement at each reporting date. In 2023, the change in the fair value of these warrants was $8.1 million.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, and the gains and losses from the remeasurement of foreign-denominated balances. We recorded a net loss of $0.4 million in 2023 and a net gain of $0.7 million in 2022 in relation to the two items previously mentioned. Our remeasurement gains and losses are affected by changes in the foreign currency translation rates of the countries in which we conduct business.

Gain from Extinguishment of Debt. We entered into agreements with a limited number of holders of the 2025 Notes and repurchased $151.7 million of the outstanding 2025 Notes. We paid $146.4 million in cash for the principal outstanding. The difference between the total payment to the holders and the principal amount of the 2025 Notes was recorded as a gain from extinguishment of debt. Additionally, we released the associated debt issuance cost of $1.4 million to offset this gain.

Income Tax (Benefit) Expense. Income tax benefit was $5.6 million in 2023, compared to income expense of $1.3 million in 2022. The income tax benefit was primarily the result of tax credits associated with the intangible assets from the Vyrsa acquisition. The remainder of our income tax expense is associated primarily with foreign and state income taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance on the majority of our deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through revenue generated from our operations, private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021 (2021 Notes). In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025. Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. In November 2023, we entered into the Braidwell Credit Agreement for $200.0 million, and we used portions of the proceeds to repurchase $151.7 million of our 2025 Notes. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $322.7 million. Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years Ended December 31,
	2023	2022	2021
(in thousands)
Net cash provided by (used in)
Operating activities	$(58,829)	$24,675	$(41,881)
Investing activities	(7,204)	64,290	201,715
Financing activities	49,534	(2,457)	(169,381)
Effect of exchange rate on cash flows	343	(845)	(340)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,156)	$85,663	$(9,887)

Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $58.8 million for the year ended December 31, 2023. This is primarily due to net losses incurred during the period of $92.2 million. The cash used in operating activities for the year ended December 31, 2023 was also affected by a net increase in inventories of $19.2 million, other long-term liabilities of $12.5 million, accounts payable and accrued liabilities of $7.7 million, accretion of premiums on short term investments of $4.1 million and gain on extinguishment of debt of $3.9 million. These changes were offset by non-cash stock based compensation expense of $56.9 million, change in fair value of warrants of $8.1 million, depreciation expense of $6.8 million, amortization of operating lease assets of $4.5 million, inventory write-off of $2.1 million and amortization of debt issuance costs of $1.4 million. Net cash provided by operating activities was $24.7 million for the year ended December 31, 2022. This is primarily due to the Company incurring a net income of $3.0 million, as well as the recording of non-cash stock based compensation expense of $56.8 million, write-down of inventories of $4.2 million, depreciation and amortization of $6.2 million, and amortization of operating lease assets of $4.1 million. These changes were offset by decreases in other long-term liabilities of $25.0 million and net accounts payable and accrued liabilities of $3.0 million, as well as increases in accounts receivable of $9.6 million, inventory of $7.8 million, and prepaids and other assets of $3.5 million. Net cash used in operating activities was $41.9 million for the year ended December 31, 2021, primarily due to the net losses during the period of $131.4 million. The cash used in operating activities for the year ended December 31, 2021 was also affected by an increase in inventories of $17.2 million. These changes were offset by a net increase in accounts payable and accrued liabilities of $12.2 million, an increase in other long-term liabilities of $14.2 million and a decrease in accounts receivable of $8.2 million, as well as non-cash stock based compensation expense of $44.4 million, non-cash interest expense of $13.3 million, depreciation and amortization of $4.9 million, write-down of inventories of $4.3 million and amortization of operating lease assets of $3.8 million.

Cash Used in Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments, and purchases of property and equipment, as well as investments in other companies and strategic acquisitions. For the year ended December 31, 2023, we had net proceeds from the sales and maturity of investments of $41.3 million and purchases in property and equipment of $8.6 million. Additionally, we purchased secured convertible notes issued by a private company totaling $1.9 million and purchased Vyrsa Technologies for $38.0 million, net of cash acquired. For the year ended December 31, 2022, we had net proceeds from the sales and maturity of investments of $71.8 million and purchases in property and equipment of $7.5 million. For the year ended December 31, 2021, we had net proceeds from the sales and maturity of investments of $214.1 million and purchases in property and equipment of $12.3 million.

Cash Provided by Financing Activities. Cash provided by financing activities was $50.5 million for the year ended December 31, 2023, comprised of tax withholdings for net share settlement of $0.4 million, offset by proceeds from issuance of common stock of $1.3 million. Additionally, we entered into the Braidwell Credit Agreement, from which we received $200.0 million and paid debt issuance costs of $5.8 million. We paid $146.4 million in cash to repurchase $151.7 million of the principal outstanding from our 2025 Notes. Cash used in financing activities was $2.5 million for the year ended December 31, 2022, comprised of tax withholdings for net share settlement of $8.9 million, offset by proceeds from issuance of common stock of $6.4 million. Cash used in financing activities was $169.4 million for the year ended December 31, 2021. We paid $172.5 million to settle the principal for our 2021 Notes. Additionally, we had tax withholdings of $8.1 million, offset by proceeds from issuance of common stock of $11.2 million.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements. As of December 31, 2023, we had minimum annual purchase commitments $19.8 million due each year from 2024 to 2026, which are included in the following table in Purchase obligations.

We have also entered into a service agreement for which we are committed to pay $2.9 million in the next year over the term of the service agreement, which is included in the following table in Purchase obligations.

As of December 31, 2023, our contractual obligations related to the 2025 Notes are payments of interest of $1.0 million due in 2024, and payments of interest and principal totaling $38.6 million due in 2025.

As of December 31, 2023, our contractual obligations related to the Braidwell Term Loan are payments of interest of $11.1 million due in 2024, $17.5 million due in 2025, $18.1 million due in 2026 and $20.6 million due in

2027, as well as payments of interest, principal and fees totaling $46.2 million due in 2028 and $234.8 million in 2029.

The following table summarizes our contractual obligations as of December 31, 2023 (in thousands):

	Payment date by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(in thousands)
Notes payable, including contractual interest	$387,896	$12,160	$74,100	$66,831	$234,805
Lease obligations	11,433	6,201	3,254	847	1,131
Purchase obligations	62,394	22,761	39,633	—	—
Total	$461,723	$41,122	$116,987	$67,678	$235,936

Off-Balance Sheet Arrangements

Through December 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 7, Commitments and Contingencies, of Notes to the Consolidated Financial Statements within Part II, Item 8 of this Annual Report.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2023, we had cash and cash equivalents of $104.2 million, consisting of cash and money market funds, and short-term investments of $218.5 million, consisting of agency bonds, commercial paper, and treasury bonds. We maintained investments in money market funds that were not federally insured during the year ended December 31, 2023 and held cash in foreign banks of approximately $9.4 million at December 31, 2023 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction losses of $0.4 million for the year ended December 31, 2023, gains of $0.7 million for the year ended December 31,

2022 and losses of $0.7 million for the year ended December 31, 2021. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the year ended December 31, 2023 would have affected the Company’s net loss of $92.2 million by approximately 3%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

See Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for further information on foreign currency translation.

Market Risk and Market Interest Risk

In June 2016, we issued $172.5 million aggregate principal amount of 1.75% convertible senior notes due 2021. On June 1, 2021, these 2021 Notes matured and we settled the 2021 Notes by paying $172.5 million to settle the outstanding principal and issuing 682,912 shares of common stock to holders who elected to convert the 2021 Notes. In addition, we exercised our option under the bond hedge and received 682,916 shares of common stock from the bank counterparties. None of the holders of the warrants associated with the 2021 Notes exercised the option to purchase shares. As of December 31, 2021, the 2021 Notes were no longer outstanding. In April 2020, we issued $189.8 million aggregate principal amount of 2.75% convertible senior notes due 2025. In December 2023, we repurchased $151.7 million of the 2025 Notes. As of December 31, 2023, $38.0 million of the principal remains outstanding. The fair value of these convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

In November 2023, we entered into a Credit Agreement and Guaranty (the Braidwell Credit Agreement) with Braidwell LP (together with its affiliates, Braidwell). The Braidwell Credit Agreement provides for a term loan facility in the amount of $200.0 million, which was funded in its entirety in November 2023. Loans borrowed pursuant to the Credit Agreement (the Braidwell Term Loans) bear interest at a rate per annum equal to Term Secured Overnight Financing Rate (as defined in the Credit Agreement and with a floor of 3.50%) plus 5.25%. Interest payable under the Braidwell Term Loans is subject to interest rate risk and market risk. The changes in interest rate impacts our cash flows, as the amount of interest payment is higher when interest rates increase.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nevro Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nevro Corp. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation – Excess Inventory Provision

As described in Notes 2 and 6 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. Management regularly reviews inventory quantities compared to forecasted sales to record a provision for excess and obsolete inventory when appropriate. Inventory write downs are recorded for excess and obsolete inventory. Management estimates forecasted sales considering product acceptance in the marketplace, customer demand, historical sales, product obsolescence, and technological innovations. As of December 31, 2023, total inventories were $118.7 million, and for the year ended December 31, 2023, there was a $2.1 million excess and obsolete inventory provision, a portion of which related to excess inventory.

The principal considerations for our determination that performing procedures relating to the inventory valuation – excess inventory provision is a critical audit matter are (i) the significant judgment by management when developing the estimate of the excess and obsolete inventory provision and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the excess and obsolete inventory provision, including controls over significant assumptions related to forecasted sales. These procedures also included, among others, (i) testing management’s process for developing the estimate of the excess inventory provision (ii) evaluating the appropriateness of the methodology used by management; (iii) testing the completeness and accuracy of the underlying data used by management; and (iv) evaluating the reasonableness of management’s significant assumptions related to forecasted sales. Evaluating management’s assumptions related to forecasted sales involved (i) performing retrospective reviews to assess the reasonableness of management's historical estimates and (ii) considering whether these assumptions were consistent with evidence obtained in other areas of the audit.

Acquisition of Interventional Pain Technologies, Inc. – Valuation of Developed Technology

As described in Notes 2 and 9 to the consolidated financial statements, on November 30, 2023, the Company completed the acquisition of Interventional Pain Technologies, Inc. d/b/a Vyrsa Technologies (Vyrsa) for net consideration of $60.1 million. Of the acquired intangible assets, $26.8 million of developed technology was recorded. Fair value is estimated by management using a multi-period excess earnings method, which reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. Management’s estimates in valuing the developed technology acquired included forecasted implant volumes and the technological obsolescence rate.

The principal considerations for our determination that performing procedures relating to the valuation of developed technology acquired in the acquisition of Vyrsa is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted implant volumes and the technological obsolescence rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology acquired. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the developed technology acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of management’s significant assumptions related to forecasted implant volumes and the technological obsolescence rate. Evaluating management’s assumptions related to forecasted implant volumes and the technological obsolescence rate involved considering (i) the Company specific factors; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings approach and (ii) the reasonableness of the technological obsolescence rate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 23, 2024

We have served as the Company’s auditor since 2008.

Nevro Corp.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$104,217	$120,373
Short-term investments	218,506	254,012
Accounts receivable, net of allowance for doubtful accounts of $1,048 and $1,270 at December 31, 2023 and 2022, respectively	79,377	78,930
Inventories	118,676	99,638
Prepaid expenses and other current assets	10,145	9,984
Total current assets	530,921	562,937
Property and equipment, net	24,568	22,271
Operating lease assets	8,944	13,430
Goodwill	38,164	—
Intangible assets, net	27,354	—
Other assets	5,156	3,164
Restricted cash	606	606
Total assets	$635,713	$602,408
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$22,520	$26,849
Accrued liabilities	45,297	47,168
Contingent liabilities, current portion	9,836	—
Other current liabilities	5,722	5,195
Total current liabilities	83,375	79,212
Long-term debt	211,471	186,867
Long-term operating lease liabilities	4,634	10,296
Contingent liabilities, non-current portion	12,257	—
Warrant liability	28,739	—
Other long-term liabilities	2,092	2,157
Total liabilities	342,568	278,532
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2023 and 2022, respectively; zero shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at December 31, 2023 and 2022, respectively; 37,044,390 and 36,203,423 shares issued at December 31, 2023 and 2022, respectively; 36,361,474 and 35,520,507 shares outstanding at December 31, 2023 and 2022, respectively	36	35
Additional paid-in capital	992,762	934,132
Accumulated other comprehensive income / (loss)	(243)	(3,094)
Accumulated deficit	(699,410)	(607,197)
Total stockholders’ equity	293,145	323,876
Total liabilities and stockholders’ equity	$635,713	$602,408

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenue	$425,174	$406,365	$386,905
Cost of revenue	135,114	129,998	120,863
Gross profit	290,060	276,367	266,042
Operating expenses
Research and development	54,418	53,065	47,665
Sales, general and administrative	334,704	322,138	309,311
Amortization of intangibles	246	—	—
Certain litigation charges	—	(105,000)	20,000
Total operating expenses	389,368	270,203	376,976
Income (loss) from operations	(99,308)	6,164	(110,934)
Interest income	14,166	4,021	671
Interest expense	(8,014)	(6,432)	(19,749)
Change in fair market value of warrants	(8,051)	—	—
Other income (expense), net	(586)	511	(814)
Gain on extinguishment of debt	3,934	—	—
Income (loss) before income taxes	(97,859)	4,264	(130,826)
Provision for income taxes	(5,646)	1,263	534
Net income (loss)	(92,213)	3,001	(131,360)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	1,164	(1,667)	(469)
Changes in unrealized gains (losses) on short-term investments, net	1,687	(1,063)	(493)
Net change in other comprehensive income (loss)	2,851	(2,730)	(962)
Comprehensive income (loss)	$(89,362)	$271	$(132,322)
Net income (loss) per share
Basic	$(2.56)	$0.08	$(3.77)
Diluted	$(2.56)	$0.08	$(3.77)
Weighted average number of common shares used to net income (loss) per share
Basic	35,981,431	35,317,644	34,823,258
Diluted	35,981,431	35,525,255	34,823,258

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2020	34,583,064	$35	$880,660	$(492,833)	$598	$388,460
Exercise of common stock options	90,582	—	4,331	—	—	4,331
Issuance of common stock upon release of restricted stock units	346,602	—	—	—	—	—
Shares withheld for tax obligations	(58,787)	—	(8,062)	—	—	(8,062)
Issuance of common stock under employee stock purchase plan	65,197	—	6,849	—	—	6,849
Issuance of common stock from conversion of convertible senior notes due 2021	682,912	1	(1)			—
Exercise of bond hedge for convertible senior notes due 2021	(682,916)	(1)	1			—
Stock based compensation	—	—	44,360	—	—	44,360
Net loss	—	—	—	(131,360)	—	(131,360)
Other comprehensive loss	—	—	—	—	(962)	(962)
Balances at December 31, 2021	35,026,654	35	928,138	(624,193)	(364)	303,616
Adjustments from adoption of ASU 2020-06 (See Note 2)	—	—	(48,340)	13,995	—	(34,345)
Exercise of common stock options	26,091	—	1,203	—	—	1,203
Issuance of common stock upon release of restricted stock units and performance stock units	474,941	—	—	—	—	—
Shares withheld for tax obligations	(137,638)	—	(8,850)	—	—	(8,850)
Issuance of common stock under employee stock purchase plan	130,459	—	5,190	—	—	5,190
Stock based compensation	—	—	56,791	—	—	56,791
Net income	—	—	—	3,001	—	3,001
Other comprehensive loss	—	—	—	—	(2,730)	(2,730)
Balances at December 31, 2022	35,520,507	35	934,132	(607,197)	(3,094)	323,876
Exercise of common stock options	83,058	—	1,455	—	—	1,455
Issuance of common stock upon release of restricted stock units	687,119	1	(1)	—	—	—
Shares withheld for tax obligations	(177,036)	—	(4,774)	—	—	(4,774)
Issuance of common stock under employee stock purchase plan	247,826	—	5,085	—	—	5,085
Stock based compensation	—	—	56,865	—	—	56,865
Net income	—	—	—	(92,213)	—	(92,213)
Other comprehensive loss	—	—	—	—	2,851	2,851
Balances at December 31, 2023	36,361,474	$36	$992,762	$(699,410)	$(243)	$293,145

The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(92,213)	$3,001	$(131,360)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	6,804	6,180	4,882
Amortization of operating lease assets	4,485	4,147	3,796
Stock-based compensation expense	56,866	56,798	44,367
Amortization of intangibles	246	—	—
Amortization of premium (accretion of discount) on short-term investments	(4,118)	408	1,510
Provision for (recovery of) doubtful accounts	813	285	(1,528)
Write-down of inventory	2,108	4,187	4,257
Amortization of debt discount and issuance costs	1,389	1,213	13,263
Non-cash interest expense	845	—	—
Change in fair market value of warrants	8,051	—	—
Gain on extinguishment of debt	(3,934)	—	—
Unrealized gains (losses) on foreign currency transactions	(509)	(2,654)	3,083
Changes in operating assets and liabilities
Accounts receivable	(211)	(9,611)	8,205
Inventories	(19,235)	(7,828)	(17,225)
Prepaid expenses and other current assets	56	(4,830)	(1,027)
Other assets	(32)	1,330	(451)
Accounts payable	(4,923)	(5,646)	9,006
Accrued liabilities	(2,784)	2,657	3,185
Other long-term liabilities	(12,533)	(24,962)	14,156
Net cash provided by / (used in) operating activities	(58,829)	24,675	(41,881)
Cash flows from investing activities
Purchases of short-term investments	(189,243)	(268,218)	(446,916)
Proceeds from maturity of short-term investments	230,555	340,050	660,971
Investment in private company	(1,900)	—	—
Payment for acquisition of business, net of cash acquired	(38,022)	—	—
Purchases of property and equipment	(8,594)	(7,542)	(12,340)
Net cash provided by / (used in) investing activities	(7,204)	64,290	201,715
Cash flows from financing activities
Proceeds from term debt and warrants	200,000	—	—
Debt issuance costs	(5,830)	—	—
Repayment of convertible notes	(146,402)	—	(172,500)
Minimum tax withholding paid on behalf of employees for net share settlement	(4,774)	(8,850)	(8,062)
Proceeds from issuance of common stock to employees	6,540	6,393	11,181
Net cash provided by / (used in) financing activities	49,534	(2,457)	(169,381)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	343	(845)	(340)
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,156)	85,663	(9,887)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of year	120,979	35,316	45,203
Cash, cash equivalents and restricted cash at end of year	$104,823	$120,979	$35,316
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,515	$527	$1,283
Cash paid for interest	$5,960	$5,218	$6,728
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$854	$766	$526
Fair value of contingent consideration recorded in purchase accounting	$22,093	$—	$—

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

During the year ended December 31, 2023, the Company had net income of $92.2 million and had $58.8 million of cash provided by operations. At December 31, 2023, the Company had an accumulated deficit of $699.4 million. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock public offerings and underwritten public offerings of convertible senior notes. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses to meet its obligations as they become due. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). The consolidated financial statements include the Company’s accounts and those of its six operational wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Other Risks and Uncertainties

The Company is also subject to risks common to medical device companies, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, manufacturing quality and scaling, continued reimbursement from third-party payors, uncertainty of market acceptance of products and the need to obtain additional financing. The Company is currently dependent on third-party suppliers, which, in some cases, are sole- or single-source suppliers. Although the Company has developed internal manufacturing capabilities, it will remain dependent on third-party manufacturers and suppliers for individual components.

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

Foreign Currency Translation

The Company’s consolidated financial statements are prepared in U.S. dollars (USD). Its foreign subsidiaries in Europe and Australia use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the monthly average exchange rates during the period when the transaction occurs. The resulting foreign currency translation adjustments from this process are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Unrealized foreign exchange gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the reporting entity are recorded in other income (expense), net. The Company recorded net unrealized foreign currency transaction gains of $0.4 million during the year ended December 31, 2023, gains of $3.1 million during the year ended December 31, 2022 and losses of $3.3 million during the year ended December 31, 2021. Additionally, realized gains and losses resulting from transactions denominated in currencies other than the local currency are recorded in other income (expense), net. The Company recorded realized foreign currency transaction losses of $0.8 million during the year ended December 31, 2023, losses of $2.4 million during the year ended December 31, 2022 and gains of $2.6 million during the year ended December 31, 2021.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the consolidated financial statements include items such as allowances for doubtful accounts; warranty obligations; stock-based compensation; depreciation and amortization lives; inventory valuation; valuation of investments; loss contingencies; valuation of intangible assets and contingent consideration liability; goodwill valuation; and accounting for income taxes. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results may differ from those estimates under different assumptions or conditions.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the years ended December 31, 2023 and 2022, and held cash in foreign banks of approximately $9.4 million and $18.6 million at December 31, 2023 and 2022, respectively, that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Credit Losses

The Company makes estimates of the collectability of accounts receivable and provide an allowance for accounts receivable considered uncollectible based on current expected credit losses. In doing so, the Company analyzes historical bad debt trends, customer concentrations, customer credit worthiness, the age of the receivable, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. For the years ended December 31, 2023, 2022 and 2021, the Company recognized bad debt expenses of $0.8 million, $0.3 million and $0.1 million, respectively.

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

Valuation of Business Acquisition

The Company allocates the amounts paid for acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets, which either arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates to goodwill any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Transaction costs associated with acquisitions are expensed as incurred through Selling, general and administrative expenses.

Where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments it expects to make as of the acquisition date. The Company re-measures this liability each reporting period and record changes in the fair value through Contingent consideration net expense (benefit) on our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. Payment of additional consideration is generally contingent on the acquired company reaching certain performance milestones after the acquisition date, including attaining specified revenue levels, achieving product development targets and/or obtaining regulatory approvals for products at the date of the acquisition.

Amortization of Intangible Assets

The Company records definite-lived intangible assets at historical cost and amortize them over their estimated useful lives, using a straight-line method of amortization. The approximate useful lives for amortization of our intangible assets are as follows: developed technology, ten years; customer relationships, three years. The amortization of these intangible assets, which were acquired in a business acquisition, is include in the consolidated statements of operations as Amortization of intangibles.

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If we determine that the asset is impaired based on qualitative assessments of impairment indicators, the intangible asset is tested for recoverability. For purposes of the recoverability test, the Company groups amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset or asset group exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset or asset group, the Company will write down the carrying value to fair value in the period impairment is identified.

Goodwill Valuation

The Company allocates any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. The Company tests goodwill balances in the fourth quarter of each year, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. Goodwill is assessed for impairment at the reporting unit level.

Warrant Liability

The Company accounts for its warrants as liabilities in accordance with ASC 815-40, Derivatives and Hedging. The warrants are presented as a Warrant liability in the consolidated balance sheet and are measured at fair value, with gains or losses recognized in the consolidated statement of operations.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. There were no impairment charges, or changes in estimated useful lives, recorded through December 31, 2023.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents all changes in stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized gains (losses) on short-term available-for-sale investment securities and foreign currency translation adjustments represent the components of other comprehensive income (loss) that are excluded from the reported net loss and are presented in the consolidated statements of operations and comprehensive loss.

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

The Company additionally issues performance stock units with vesting based upon the achievement of a specific financial target. The fair value for these performance-based awards is recognized over the period during which the goals are to be vested. Stock-based compensation expense recognized at fair value includes the impact of estimated probability that the goals would be achieved, which is assessed prior to the requisite service period for the specific goals, and is reassessed quarterly.

Excess tax benefits or shortfalls from share-based award activity are reflected in the consolidated statements of operations as a component of the provision for income taxes.

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

The cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2022 for the adoption of ASU 2020-06 were as follows (in thousands):

	Balance at	Adjustments Due	Balance at
	December 31, 2021	to ASU 2020-06	January 1, 2022
Long term debt	$151,310	$34,345	$185,655
Additional paid-in capital	$928,138	$(48,340)	$879,798
Accumulated deficit	$(624,193)	$13,995	$(610,198)

3. Revenue

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$366,558	$348,166	$326,216
International	58,616	58,199	60,689
Total revenue	$425,174	$406,365	$386,905

The United States is the only country that accounts for 10% or more of the revenue during the periods presented:

	Years Ended December 31,
	2023	2022	2021
United States	86%	86%	84%

There were no customers that accounted for 10% or more of the Company’s revenue for each of the years ended December 31, 2023, 2022 and 2021. Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of December 31, 2023 and 2022.

In July 2021, the Company received FDA approval of its proprietary 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN). For the year ended December 31, 2023, PDN represented approximately 20% of worldwide permanent implant procedures, which resulted in approximately $77.9 million in revenue. For the year ended December 31, 2022, PDN represented approximately 12% of worldwide permanent implant procedures, which resulted in approximately $48.0 million in revenue. For the year ended December 31, 2021, worldwide revenue includes approximately $5.7 million of revenue for PDN indication since the July 2021 FDA approval. The Company classifies PDN revenue by using estimates and assumptions based on historical experiences and knowledge of current conditions, given available information.

4. Leases

As of December 31, 2023, the Company has leases with remaining terms of 1 year to 7 years, some of which may include options to extend the lease term for up to 5 years.

The weighted average lease terms and discounts rates are as follows:

	December 31,
	2023	2022
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	2.86 years	3.38 years
Weighted-average discount rate	7.0%	7.0%

As of December 31, 2023, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2024	$6,201
2025	2,849
2026	405
2027	417
2028	430
Thereafter	1,131
Total lease payments	11,433
Less: Interest	(1,077)
Present value of lease liabilities	$10,356

Supplemental lease cost information are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Operating lease cost	$5,370	$5,370

Supplemental balance sheet information are as follows (in thousands):

	December 31,
	2023	2022
Operating Leases:
Operating lease assets	$8,944	$13,430

Other current liabilities	$5,722	$5,195
Long term operating lease liabilities	4,634	10,296
Total operating lease liabilities	$10,356	$15,491

Supplemental cash flow information are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$6,019	$5,720

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

Cash Equivalents and Short Term Investments

The Company’s cash equivalents include investments in money market funds which are unrestricted as to withdrawal or use and are classified as Level 1 of the fair value hierarchy. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the quoted price in active markets for identical assets that the Company has the ability to access. At December 31, 2023 and 2022, the Company’s cash equivalents were held in institutions in the United States. The Company’s cash equivalents and short-term investments also includes agency bonds, commercial paper, corporate notes and treasury bonds, which have been classified within Level 1 or Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of any broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Balance as of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$82,886	$—	$—	$82,886
Agency bonds (ii)	—	99,054	—	99,054
Commercial paper (ii)	—	22,374	—	22,374
Corporate notes (ii)	—	3,490	—	3,490
Treasury bonds (ii)	93,588	—	—	93,588
Total assets	$176,474	$124,918	$—	$301,392

Balance as of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$92,318	$—	$—	$92,318
Agency bonds (ii)	—	183,678	—	183,678
Commercial paper (ii)	—	24,742	—	24,742
Treasury bonds (ii)	45,592	—	—	45,592
Total assets	$137,910	$208,420	$—	$346,330

(i)
Included in cash and cash equivalents on the consolidated balance sheets.
(ii)
Included in short-term investments on the consolidated balance sheets.

Convertible Senior Notes

On June 1, 2021, the Company settled the 2021 Notes at maturity, and as of December 31, 2021, the 2021 Notes were no longer outstanding. The fair value of the 2.75% convertible senior notes due 2025 was $35.6 million for $38.0 million principal outstanding as of December 31, 2023 and $174.2 million for $189.8 million principal outstanding as of December 31, 2022, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy.

Warrant Liability

The Braidwell Warrants were valued using the Black Scholes valuation model. As of December 31, 2023, the fair value of the Braidwell Warrants was $28.7 million and is considered Level 3 in the fair value hierarchy.

Assumptions for the warrant liability are as follows:

	December 31,	November 30,
	2023	2023
Expected term (in years)	6	6
Expected volatility	53%	55%
Risk-free interest rate	3.50%	3.89%
Dividend Yield	0%	0%

Contingent Consideration

In connection with Vyrsa Acquisition, the Company is subject to certain contingent consideration. The regulatory approval milestone and product development milestone consideration are valued using the probability-weighted average discount cash flow model, and the revenue milestone consideration is valued using the Monte Carlo simulation model. As of December 31, 2023, the fair value of the contingent consideration related to the regulatory approval, product development and revenue milestones were $5.0 million, $1.7 million and $15.5 million, respectively. The contingent consideration is considered Level 3 in the fair value hierarchy.

Significant unobservable inputs for the contingent consideration are as follows:

Contingent Liability	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	Range
Regulatory Approval	$4,964	Probability-Weighted	Probability of Payment	80%
Milestone		Average Discount	Risk-Free Rate	5.2% — 5.3%
		Cash Flow	Credit Spread	4.3%
			Projected Year of Payment	2024
Product Development	$1,677	Probability-Weighted	Probability of Payment	50%
Milestone		Average Discount	Risk-Free Rate	4.9% — 5.1%
		Cash Flow	Credit Spread	4.3%
			Projected Year of Payment	2024 — 2025
Revenue Milestone	$15,452	Monte Carlo Simulation	Discount Rate	8.7% — 9.3%
			Revenue Volatility	17.0%
			Projected Year of Payment	2025 — 2027

6. Balance Sheet Components

Investments

The fair value of the Company’s cash equivalents and short-term investments approximates their respective carrying amounts due to their short-term maturity. The following is a summary of the gross unrealized gains and unrealized losses on the Company’s investment securities (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$99,076	$68	$(90)	$99,054
Commercial paper	22,369	5	—	22,374
Corporate notes	3,491	—	(1)	3,490
Treasury bonds	93,312	317	(41)	93,588
Total securities	$218,248	$390	$(132)	$218,506

	December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$184,666	$2	$(990)	$183,678
Commercial paper	24,767	5	(30)	24,742
Treasury bonds	46,008	—	(416)	45,592
Total securities	$255,441	$7	$(1,436)	$254,012

Realized gains or losses from the sale of investments and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold was determined based on the specific identification method. The amount of realized gains and realized losses on investments for the periods presented have not been material.

The amortized costs and estimated fair values of the Company’s available-for-sale securities by contractual maturities as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$182,476	$182,492
Amounts after one year through five years	35,772	36,014
Total investment securities	$218,248	$218,506

Inventories (in thousands)

	December 31,
	2023	2022
Raw materials	$64,974	$53,384
Work in process	2,149	1,195
Finished goods	51,553	45,059
Total inventories	$118,676	$99,638

The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, for the year ended December 31, 2023, the Company recognized total write-downs of $2.1 million for its inventories. For the years ended December 31, 2022 and 2021, the Company recognized total write-downs of $4.2 million and $4.3 million, respectively, for its inventories.

Property and Equipment, Net (in thousands)

	December 31,
	2023	2022
Laboratory equipment	$15,414	$11,482
Computer equipment and software	15,451	13,990
Internally developed software	8,831	4,636
Furniture and fixtures	4,745	4,421
Leasehold improvements	10,924	10,589
Construction in process	4,865	5,984
Total	60,230	51,102
Less: Accumulated depreciation and amortization	(35,662)	(28,831)
Property and equipment, net	$24,568	$22,271

Depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 was $6.8 million, $6.2 million and $4.9 million, respectively.

Restricted Cash

Restricted cash as of December 31, 2023 and 2022 includes certificates of deposit of $0.6 million representing collateral for the Company’s Redwood City, CA building lease pursuant to an agreement dated March 5, 2015.

Accrued Liabilities (in thousands)

	December 31,
	2023	2022
Accrued payroll and related expenses	$31,715	$35,341
Accrued professional fees	2,909	1,425
Accrued taxes	1,482	1,910
Accrued clinical and research expenses	752	282
Accrued interest	1,123	1,305
Accrued warranty	1,531	866
Accrued other	5,785	6,039
Total accrued liabilities	$45,297	$47,168

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

Warranty Obligations

The Company warrants that its products will operate substantially in conformity with product specifications and provides a limited one- to five-year warranty. Activities related to warranty obligations were as follows (in thousands):

	December 31,
	2023	2022
Beginning Balance	$866	$664
Provision for warranty	5,355	3,239
Utilization	(4,690)	(3,037)
Ending Balance	$1,531	$866

Supply Agreements

The Company has entered into supply agreements with certain of the Company’s suppliers that required certain minimum annual purchase agreements. As of December 31, 2023, the Company had minimum annual purchase commitments of $19.8 million due in each of 2024, 2025 and 2026. As of December 31, 2022, the Company had minimum annual purchase commitments of $19.9 million due in 2023 and $20.1 million due in each of 2024 and 2025.

The Company also entered into a service agreement in January 2020 for which it is committed to pay $2.9 million annually in 2024.

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

The Mayo License terminates upon the expiration of (1) the last to expire of the licensed patents or (2) our obligation to pay royalties, whichever is later. Such obligations may be subject to change if: (1) additional relevant patents issue that are subject to the Mayo License; or (2) we launch an SCS product, which is subject to the Mayo License, in another country. In late 2022, the Company began sales in a new country. Therefore, for the year ended December 31, 2022, royalty expenses were less than $10,000. There were no royalties expenses for each of the years ended December 31, 2023 and 2021.

Investment in Privately-Held Company

In July 2023, the Company entered into an agreement with a privately-held company to, among other things, provide financing to the privately-held company. Through September 30, 2023, the Company has provided financing totaling $1.9 million in the form of two convertible notes. The Company has the obligation to provide additional funding of up to $1.0 million in the form of an additional convertible note if the privately-held company achieves certain agreed upon development milestones. Additionally, the Company may purchase shares of the most senior security in the privately-held company in two separate tranches totaling a fair value of $2.0 million, each tranche upon the achievement of certain development targets. As of December 31, 2023, the value of the secured convertible notes is $1.9 million and is reported in Other assets on the condensed consolidated balance sheet.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual at December 31, 2023 and 2022.

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

Flathead Partners Litigation/Arbitration

On July 15, 2022, the Company filed a lawsuit in the U.S. District Court for the Northern District of California for breach of contract against Flathead Partners, LLC, the Mayo Foundation for Medical Education and Research, and Mayo Clinic Ventures (herein referred to as “Flathead Partners”). The Company’s suit alleged that Flathead Partners breached the 2006 license agreement between the Company and the Mayo Clinic (referred to in the Company’s 10-K filing as the “Mayo License”), when Flathead Partners unilaterally asserted control of pending U.S. Patent Application 16/286,389 (the “’389 Application”), which is subject to the Mayo License. The suit sought to enjoin the Flathead Partners from taking any action at the U.S. Patent Office with respect to the ‘389 Application, and to thereafter engage in an arbitration as called for in the Mayo License. On July 27, 2022, the Flathead Partners agreed to enter into an arbitration to determine which party shall have control of prosecution of the ‘389 Application, and whether there are ongoing royalty obligations under the Mayo License. Therefore, Nevro dismissed the lawsuit in the Northern District of California. The parties have since been engaged in an arbitration. An arbitration hearing was held during the week of September 11, 2023, and a ruling is expected in the first half of 2024.

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

The following table sets forth the interest expense recognized related to the 2021 Notes (in thousands):

Year Ended December 31,
2021
Contractual interest expense	$1,266
Amortization of debt discount	3,182
Amortization of debt issuance costs	542
Total interest expense	$4,990

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

Each $1,000 principal amount of the 2025 Notes will initially be convertible into 9.5238 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $105.00 per share, subject to adjustment upon the occurrence of specified events. The 2025 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding October 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2025 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the three months ended December 31, 2023 the conditions allowing holders of the 2025 Notes to convert have not been met. Therefore, the 2025 Notes may not be converted during the three months ended March 31, 2024. As of December 31, 2023, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.

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

The effective interest rate for the 2025 Notes was 3.5% in the year ended December 31, 2023 and 2022 and 10.2% in the year ended December 31, 2021. The decrease in the effective interest rate is due to the elimination of interest expense related to the conversion feature of the 2025 Notes as a result of adopting ASU 2020-06.

See Note 2 for the cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2022 for the adoption of ASU 2020-06.

In December 2023, the Company entered into separate, privately negotiated agreements with a limited number of holders of the 2025 Notes and repurchased $151.7 million of the outstanding 2025 Notes. The Company paid $146.4 million in cash for the principal outstanding. The difference between the total payment and the principal amount, as well as the release of $1.4 million in debt issuance costs associated with these notes, was recorded in the statement of operations as a gain on extinguishment of debt.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	December 31,
	2023	2022
Principal	$38,038	$189,750
Unamortized issuance cost	(326)	(2,883)
Net carrying amount	$37,712	$186,867

The following table sets forth the interest expense recognized related to the 2025 Notes (in thousands):

	Years Ended December 31,
	2023	2022	2021
Contractual interest expense	$4,917	$5,218	$5,218
Amortization of debt discount	—	—	8,840
Amortization of debt issuance costs	1,180	1,212	699
Total interest expense	$6,097	$6,430	$14,757

Credit Agreement with Braidwell LP

In November 2023, the Company, as borrower, and its wholly-owned subsidiary, Nevro Medical CR, LLC (Nevro CR and, together with the Company, the “Obligors”), as guarantor, entered into a Credit Agreement and Guaranty (the Braidwell Credit Agreement) with funds managed by Braidwell LP (together with its affiliates, Braidwell), as a lender (in such capacity, the Lender, and together with any other lenders from time to time party to the Braidwell Credit Agreement, the Lenders), and Wilmington Trust, National Association, as administrative agent for the Lenders. The Credit Agreement provides for a term loan facility in the amount of $200.0 million, which was funded in its entirety in November 2023.The total net proceeds from the Credit Agreement, after deducting initial debt issuance costs, were approximately $194.2 million.

Loans borrowed pursuant to the Credit Agreement (the Braidwell Term Loans) bear interest at a rate per annum equal to Term Secured Overnight Financing Rate (as defined in the Credit Agreement and with a floor of 3.50%) plus 5.25%. At the option of the Company, a portion of the interest payable on the Braidwell Term Loans equal to (i) (a) on or prior to the first anniversary of the Closing Date (as defined in the Credit Agreement), 5.25%, (b) following the first anniversary of the Closing Date and on or prior to the third anniversary of the Closing Date, 2.50% and (c) following the third anniversary of the Closing Date, 1.50%, may be paid in-kind rather than in cash. The Braidwell Term Loans do not amortize, and have a maturity date of November 30, 2029. The Company is obligated to pay certain agency fees in connection with the Credit Agreement.

The Company may prepay or repay all or a portion of the outstanding principal and accrued unpaid interest under the Braidwell Credit Agreement at any time upon prior notice to the Lender subject to (i) an early prepayment fee on the portion of principal prepaid or repaid equal to, for any prepayment or repayment (A) on or prior to the first anniversary of the Closing Date, 4.0%, (B) after the first anniversary of the Closing Date and on or prior to the second anniversary of the Closing Date, 3.0%, (C) after the second anniversary of the Closing Date and on or prior to the third anniversary of the Closing Date, 2.0%, (D) after the third anniversary of the Closing Date and on or prior to the fourth anniversary of the Closing Date, 1.0% and (E) after the fourth anniversary of the Closing Date, 0.0% and (ii) an exit fee equal to 3.00% of the principal amount of any prepayment or repayment of the Braidwell Term Loans. The Braidwell Credit Agreement contains customary mandatory prepayment provisions. Once repaid or prepaid, the Braidwell Term Loans may not be reborrowed.

The Braidwell Credit Agreement includes representations and warranties and covenants, including affirmative covenants and negative covenants that restrict the Obligors’ and their subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Braidwell Credit Agreement also has a financial covenant requiring the Company and its subsidiaries to maintain, as of the last day of each fiscal quarter ending after the Closing Date, at least $300.0 million in trailing twelve month revenue; provided that a failure of the Company and its subsidiaries to maintain such minimum revenue shall not be an event of default under the Braidwell Credit Agreement unless such failure continues for three consecutive fiscal quarters, so long as the Company and its subsidiaries maintain at least $75.0 million of liquidity at all times starting from the first day after the first fiscal quarter in which the foregoing financial covenant is not met and ending on the date the Company delivers a certificate to the Agent evidencing compliance with the foregoing financial covenant. As of December 31, 2023, the Company was in compliance with covenants under the Braidwell Credit Agreement.

The Braidwell Credit Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events, or the Company’s breach of the covenants under the Braidwell Credit Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate the Company’s obligations under the Braidwell Credit Agreement.

As security for their obligations under the Braidwell Credit Agreement, the Obligors granted the Agent (for the benefit of the secured parties) a continuing security interest in substantially all of their assets (including intellectual property), subject to certain customary exceptions.

In connection with the Credit Agreement, the Company issued to Braidwell warrants to purchase an aggregate of 2,587,742 shares of the Company’s common stock, par value $0.0001 per share (the Braidwell Warrants). The Braidwell Warrants are exercisable in whole or in part at an exercise price of $23.1862 per share and expire on the sixth anniversary of issuance. The warrant holder may pay the exercise price in cash (including through a reduction in principal amount of the Braidwell Term Loans), or elect to exercise the warrants on a “cashless” basis. The Braidwell Warrants prohibit any exercise by a holder to the extent that, following such exercise, the holder, together with any affiliates and “group” members (as such term is used under Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), would beneficially own more than a fixed percentage of the total number of shares of the Company’s issued and outstanding common stock (the “Beneficial Ownership Cap”), initially 4.99% and increasable or decreasable, at the Warrant holder’s election upon 61 days’ notice to the Company. The fair value of the Braidwell Warrants is recorded in Warrant liability on the Consolidated Balance Sheet.

Proceeds from the Braidwell Term Loans were used (i) to fund a portion of the consideration paid in respect of the Vyrsa Acquisition, (ii) to repurchase a portion of the 2025 Notes from a limited number of holders, and (iii) for the payment of fees and expenses associated with the Braidwell Credit Agreement, the Vyrsa Acquisition and the repurchase of a portion of the 2025 Notes.

The net carrying amount of the liability component of the Braidwell Term Loans was as follows (in thousands):

December 31,
2023
Principal, accrued non-cash interest and fees	$207,801
Unamortized issuance cost	(34,042)
Net carrying amount	$173,759

The following table sets forth the interest expense recognized related to the Braidwell Term Loans (in thousands):

Year Ended December 31,
2023
Contractual interest expense	$1,708
Amortization of debt issuance costs	209
Total interest expense	$1,917

9. Acquisition

On November 30, 2023, the Company entered into a stock purchase agreement (the Purchase Agreement) pursuant to which it acquired all of the issued and outstanding shares of Interventional Pain Technologies, Inc. d/b/a Vyrsa Technologies (Vyrsa), a privately held medical technology company focused on a minimally invasive treatment option for patients suffering from chronic sacroiliac joint (SI Joint) pain (the Vyrsa Acquisition). The Company acquired Vyrsa as it provided the Company with entry into the SI Joint market.

Under the terms of the Purchase Agreement, the Company acquired all of the issued and outstanding equity interests of Vyrsa for an up-front aggregate cash consideration of approximately $38.0 million, net of cash acquired. The Company has also agreed to pay up to an additional $35.0 million in cash or common stock of the Company tied to achievement of certain development and sales milestones. The Vyrsa Acquisition was completed on November 30, 2023.

Stock options were originally issued to employees and consultants (the participants) of Vyrsa in connection with and as a part of the compensation and incentive arrangements between Vyrsa and its participants. A portion of these stock options vested immediately upon closing of the Vyrsa Acquisition. At the time of the closing of the Vyrsa Acquisition, the value of these options was $1.9 million and were paid in addition to the $38.0 million cash consideration. The value of these options was recorded in operating expenses of the Company's statement of operations.

Purchase Price Allocation

The purchase price was comprised of the amount presented as follows (in thousands):

Cash consideration	$38,022
Contingent consideration	22,093
$60,115

The final purchase price allocation was comprised of the following (in thousands):

Current assets	$1,725
Tangible fixed assets	418
Developed technology and other intangibles	27,600
Deferred tax liabilities	(6,806)
Other liabilities	(986)
Goodwill	38,164
$60,115

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies.

The developed technology and customer relationships are allocated as follows (in thousands):

	Amount Assigned	Amortization Period
Developed technology	$26,800	10 years
Customer relationships	800	3 years

Developed technology relates to products used to treat chronic SI Joint pain. The Company valued the developed technology using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to the developed technology, as well as the cash flows over the forecast period. Estimates in valuing the developed technology included forecasted implant volumes and the technological obsolescence rate.

10. Goodwill and Intangible Assets

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired.

As of December 31, 2023 goodwill was $38.2 million. The gross carrying amount of goodwill is subject to impairment charges. To date, the Company has zero accumulated impairment loss on goodwill.

Intangible Assets

The following table presents details of the Company’s intangible assets as of December 31, 2023 (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (years)
Intangible assets with finite lives:
Developed technology	$26,800	$(223)	$26,577	10
Customer relationships	800	(23)	777	3
Total	$27,600	$(246)	$27,354

Amortization of intangibles was $0.2 million for the year ended December 31, 2023.

Future amortization expense of these intangibles assets as of December 31, 2023 is as follows (in thousands):

Future Amortization Expense
2024	$2,947
2025	2,947
2026	2,924
2027	2,680
2028	2,680
Thereafter	13,176
Total	$27,354

11. Stock-Based Compensation

Common stock reserved for future issuance as of December 31, 2023 was as follows:

Shares
Outstanding stock options and awards	3,292,033
Reserved for grants of future stock options and awards	6,765,333
Reserved for employee stock purchase plan	1,189,229
Total common stock reserved for future issuance	11,246,595

Stock Plans

The Company’s Board of Directors (Board) and stockholders previously approved the 2007 Stock Option Plan (the 2007 Plan). In October 2014, the Board adopted the 2014 Equity Incentive Award Plan (the 2014 Plan and, together with the 2007 Plan, the Stock Plans). As of the effective date of the 2014 Plan, the Company suspended the 2007 Plan and no additional awards may be granted under the 2007 Plan. Any shares of common stock covered by awards granted under the 2007 Plan that terminate after the effective date of the 2014 Plan by expiration, forfeiture, cancellation or other means without the issuance of such shares, will be added to the 2014 Plan reserve. In April 2023, the Board adopted the 2023 Employment Inducement Award Plan, under which the Company granted restricted stock units and performance-stock units to its current CEO.

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

A summary of shares available for grant under the Stock Plans is as follows:

Shares Available
for Grant
Balance at December 31, 2020	4,600,181
Additional shares reserved	1,383,322
Allowance for PSU for overperformance	(24,830)
Shares forfeited for tax	58,787
Options, RSUs and PSUs granted	(425,266)
Options, RSUs and PSUs cancelled	140,101
Balance at December 31, 2021	5,732,295
Additional shares reserved	1,401,066
Allowance for PSU for overperformance	158,360
Shares forfeited for tax	137,638
Options, RSUs and PSUs granted	(1,264,636)
Options, RSUs and PSUs cancelled	230,197
Balance at December 31, 2022	6,394,920
Additional shares reserved	1,820,820
Allowance for PSU for overperformance	(270,820)
Shares forfeited for tax	177,036
Options, RSUs and PSUs granted	(2,319,700)
Options, RSUs and PSUs cancelled	504,042
Balance at December 31, 2023	6,306,298

Stock Options

Options under the 2014 Plan may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair market value of the shares on the date of grant as determined by the Board, provided, however, that the exercise price of an ISO or an NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair market value of the shares on the date of grant. Upon the exercise of options, the Company issues new common stock from its authorized shares. The vesting provisions of individual options vary but are generally over four years, with the exception of performance-based stock options.

A summary of stock option activity under the Stock Plans is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2020	813,150	$54.69	5.9	$96,286
Options exercised	(90,582)	$47.82		$6,948
Options cancelled	(21,914)	$43.52
Outstanding at December 31, 2021	700,654	$55.93	4.8	$18,287
Options exercised	(26,091)	$46.10		$386
Options cancelled	(67,778)	$77.14
Outstanding at December 31, 2022	606,785	$53.98	4.3	$2,379
Options exercised	(83,058)	$17.52		$1,482
Options cancelled	(137,209)	$60.54
Outstanding at December 31, 2023	386,518	$59.48	3.1	$87
Options exercisable as of December 31, 2023	386,518	$59.48	3.1	$87
Options vested, exercisable or expected to vest as of December 31, 2023	386,518	$59.48	3.1	$87

The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. No options were granted during the years ended December 31, 2023,

2022 and 2021. The total fair value of options vested during the years ended December 31, 2023, 2022 and 2021 was approximately $0.6 million, $2.1 million and $3.1 million, respectively, based on the grant date fair value.

The options outstanding and vested under the Stock Plans by exercise price, at December 31, 2023, were as follows:

	Options Outstanding			Options Vested
		Weighted Average
		Remaining
	Number	Contractual Term	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$3.60 — $38.79	41,651	1.82	$26.58	41,651	$26.58
$42.30	72,230	4.91	$42.30	72,230	$42.30
$43.79 — $60.60	40,409	1.97	$49.66	40,409	$49.66
$63.23	86,361	1.92	$63.23	86,361	$63.23
$63.39 — $76.81	100,467	3.89	$71.57	100,467	$71.57
$86.90 — $97.52	45,400	2.93	$91.90	45,400	$91.90
$3.60 — $97.52	386,518	3.10	$59.48	386,518	$59.48

Restricted Stock Units

In 2015, the Company began granting restricted stock units (RSUs) under the 2014 Plan. Holders of RSUs do not have stockholder rights. Upon the release of RSUs, the Company issues new common stock from its authorized shares. RSUs generally vest three to four years from the date of grant.

A summary of RSU activity under the Stock Plans was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	852,977	$79.87	$147,650
Restricted stock granted	368,230	$146.64
Restricted stock released	(346,602)	$76.26	$22,902
Restricted stock cancelled	(110,799)	$98.76
Outstanding at December 31, 2021	763,806	$110.96	$61,922
Restricted stock granted	835,361	$63.70
Restricted stock released	(327,297)	$94.24	$1,351
Restricted stock cancelled	(118,007)	$94.99
Outstanding at December 31, 2022	1,153,863	$83.13	$45,693
Restricted stock granted	1,948,825	$28.12
Restricted stock released	(687,119)	$74.26	$3
Restricted stock cancelled	(230,029)	$58.53
Outstanding at December 31, 2023	2,185,540	$39.45	$47,033
Restricted stock expected to vest as of December 31, 2023	2,010,850	$39.89	$43,273

The aggregate intrinsic value of RSUs released is calculated using the fair market value of the Company’s common stock at the date of release. The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding.

Performance Stock Units

In March 2019, the Company granted performance stock units (PSUs) to the former CEO, subject to his continued service to the Company and based on the total shareholder return (the TSR) of the Company’s common stock price compared to the S&P Healthcare Equipment Select Industry Index (the Index) over a three-year period.

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

In 2021, the Company granted PSUs to certain members of the management team, subject to continued service to the Company and based on the TSR of the Company’s common stock price compared to the Index over a two-year period. The number of shares to be issued upon vesting of these PSUs range from 0 to 1.5 times the target number of shares granted, depending on the Company’s performance against the targeted composite index.

In 2022 and 2023, the Company granted PSUs to certain members of the management team, subject to continued service to the Company and based on the TSR of the Company’s common stock price compared to the Index over a two-year period, as well as a specific financial target over a two-year performance period. The number of shares to be issued upon vesting of these PSUs range from 0 to 2 times the target number of shares granted, depending on the Company’s performance against the targeted composite index and the financial target. Additionally, in 2022, the Company granted PSUs to the former CEO based on the attainment of certain specified stock prices.

A summary of PSU grant activity under the Stock Plans was as follows:

	Years Ended December 31,
	2023		2022		2021
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Total shareholder return	185,424	$43.89	71,364	$105.12	57,036	$183.20
Revenue targets	185,451	$31.39	71,378	$70.76	—	$—
Stock price performance	—	$—	250,000	$34.05	—	$—
Total PSUs granted	370,875	$37.64	392,742	$53.64	57,036	$183.20

A summary of PSU activity under the Stock Plans was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	199,037	$94.20	$34,453
PSU granted	57,036	$183.20
PSU cancelled	(7,388)	$136.77
Outstanding at December 31, 2021	248,685	$113.35	$20,161
PSU granted	392,742	$53.64
PSU granted from overachievement	36,533	$67.29
PSU released	(147,644)	$67.29	$3,294
PSU cancelled	(44,412)	$128.64
Outstanding at December 31, 2022	485,904	$74.22	$19,242
PSU granted	370,875	$37.64
PSU cancelled	(136,804)	$110.86
Outstanding at December 31, 2023	719,975	$48.41	$15,494
PSU expected to vest as of December 31, 2023	572,485	$50.93	$12,320

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

A summary of ESPP activity was as follows:

	December 31,
	2023	2022	2021
Additional shares reserved	—	—	235,590
Shares issued	247,826	130,459	65,197
Shares available for future issuance	1,189,229	1,437,055	1,567,514
Employee contributions for shares issued (in thousands)	$5,086	$5,191	$6,849

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

	Years Ended December 31,
	2023	2022	2021
ESPP:
Expected term (in years)	0.5	0.5	0.5
Expected volatility	56% — 57%	63% — 72%	36% — 49%
Risk-free interest rate	5.3% — 5.4%	1.5% — 4.5%	0.1%
Dividend Yield	0%	0%	0%

The Company accounts for RSUs at their fair value, based on the closing market price of the Company’s common stock on the grant date. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of three to four years.

From 2020 to 2023, the Company granted PSUs to the CEO and other members of its management team that vest based on the total shareholder return (TSR) of the Company common stock price relative to that of the Index. Additionally, in 2022, the Company granted PSUs to the CEO based on the attainment of certain specified stock prices.

For the PSUs that vest based on the TSR and stock price, the Company estimates the grant-date fair value based on the Monte Carlo simulation model and records the related stock-based compensation over the vesting period, which is generally two to three years. The use of the Monte Carlo simulation model requires the input the following assumptions:

	Years Ended December 31,
	2023	2022	2021
Index volatility	45% — 47%	54%	51% — 53%
Company volatility	58% — 62%	53% — 54%	49% — 54%
Risk-free interest rate	4.1% — 5.0%	1.3% — 1.7%	0.1% — 0.3%
Correlation with index	0.37 — 0.38	0.33	0.32 — 0.35
Dividend Yield	0%	0%	0%

In 2022 and 2023, the Company also granted PSUs to the CEO and other members of its management team that vest based on a specific financial target. The Company estimates the grant-date fair value of these PSUs based on the closing market price of the Company's common stock on the grant date, as well as the impact of estimated probability that the goals would be achieved. As of December 31, 2023, the probability was estimated to be 96% to 100% for the PSU's granted in 2023 and 95% for the PSU's granted in 2022.

A summary of stock-based compensation expense by line items in the consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cost of revenue	$2,490	$2,404	$1,637
Research and development	9,856	8,680	6,455
Sales, general and administrative	44,519	45,714	36,273
Total stock-based compensation expense	$56,865	$56,798	$44,365

A summary of pre-tax stock-based compensation expense by category was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Stock options	$539	$2,056	$2,997
Restricted stock units	44,838	37,496	29,234
Performance stock units	9,429	15,207	10,017
Employee stock purchase plan	2,059	2,039	2,117
Total stock-based compensation expense	$56,865	$56,798	$44,365

As of December 31, 2023, total stock-based compensation expense not yet recognized, net of estimated forfeitures, are as follows:

	Unrecognized	Weighted-Average
	Compensation	Amortization Period
	(in thousands)	(in years)
Restricted stock units	$63,384	2.1
Performance stock units	9,711	1.2
Employee stock purchase plan	755	0.4

12. Income Taxes

The components of the Company’s income / (loss) before income taxes were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Domestic	$(100,501)	$2,185	$(129,135)
Foreign	2,642	2,079	(1,691)
Total income (loss) before income taxes	$(97,859)	$4,264	$(130,826)

The components of the expense / (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	424	363	244
Foreign	835	809	585
Total current income tax expense / (benefit)	1,259	1,172	829

Deferred:
Federal	(5,774)	—	—
State	(991)	—	—
Foreign	(140)	91	(295)
Total deferred income tax expense / (benefit)	(6,905)	91	(295)

Total income tax expense / (benefit)	$(5,646)	$1,263	$534

Income tax expense differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended December 31,
	2023	2022	2021
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	(0.4)%	6.7%	(0.2)%
Foreign rate differential	(0.7)%	14.8%	(0.4)%
Tax credits	1.2%	(0.9)%	3.0%
Stock-based compensation	(8.3)%	110.7%	(0.2)%
Change in valuation allowance	3.2%	(140.1)%	(23.3)%
Release of valuation allowance	(6.8)%	0.0%	0.0%
Warrant remeasurement	(1.7)%	0.0%	0.0%
Other permanent differences	(1.2)%	22.5%	(0.4)%
Other	(0.6)%	(5.1)%	0.1%
Total	5.7%	29.6%	(0.4)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
	(in thousands)
Net operating loss carryforwards	$142,332	$138,583
Tax credits	28,778	25,675
Depreciation	1,011	652
Stock-based compensation	5,604	7,478
Accruals and reserves	11,703	12,326
Right of use asset	1,945	3,165
R&D capitalization	21,275	10,228
Bond hedge	3,827	6,593
Other	(392)	214
Gross deferred tax assets	216,083	204,914
Valuation allowance	(206,327)	(200,977)
Deferred tax assets	9,756	3,937

Lease liabilities	(1,642)	(2,695)
Intangibles	(6,734)	—
Deferred tax liabilities	(8,376)	(2,695)

Net deferred tax assets	$1,380	$1,242

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, substantially all of the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $5.4 million for the year ended December 31, 2023, decreased by $0.1 million for the year ended December 31, 2022 and increased by $36.8 million for the year ended December 31, 2021.

As of December 31, 2023, the Company had federal net operating loss carryforwards (NOLs) of approximately $543.2 million, of which $344.1 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the 2017 Tax Act, as well as state NOLs of approximately $337.1 million, of which $82.2 million may be carried forward indefinitely. If not utilized, the remaining federal NOLs will begin to expire in 2032, and the remaining state NOLs will begin to expire in 2024.

As of December 31, 2023, the Company had research and development credit carryforwards of approximately $22.1 million and $17.9 million for federal and California state income tax purposes, respectively. The federal credit carryforward begins expiring in 2026, and the state credits carry forward indefinitely.

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

The Company had unrecognized tax benefits (UTBs) of approximately $11.9 million as of December 31, 2023. The following table summarizes the activity related to UTBs (in thousands):

Balance at December 31, 2020	$8,220
Increases related to current year tax provisions	1,412
Increases related to prior year tax provisions	860
Decreases related to prior year tax provisions	(62)
Balance at December 31, 2021	10,430
Increases related to current year tax provisions	956
Decreases related to prior year tax provisions	(663)
Balance at December 31, 2022	10,723
Increases related to current year tax provisions	1,011
Increases related to prior year tax provisions	229
Decreases related to prior year tax provisions	(91)
Balance at December 31, 2023	$11,872

If these UTBs were recognized, approximately $11.9 million would affect the effective tax rate before consideration of the valuation allowance. The Company files U.S. federal and state income tax and foreign income tax returns with varying statutes of limitations. The Company’s U.S. federal and the majority of state tax years from inception in 2006 onward will remain open to examination due to the carryover of the unused NOLs and tax credits. The Company does not have any material active tax audits or other proceedings pending, and believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months.

In accordance with ASC 740, Income Taxes, the Company is classifying interest and penalties as a component of tax expense. There was $0.2 million, $0.2 million and $0.2 million of interest and penalties accrued at each of December 31, 2023, 2022 and 2021, respectively.

13. Net Income (Loss) Per Share

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

The following table presents the net income (loss) used in computing basic and diluted net income (loss) per common share (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net income (loss) used in basic and diluted net income (loss) per common share	$(92,213)	$3,001	$(131,360)

The following table presents the reconciliation of weighted average shares used in computing basic and diluted net income (loss) per common share:

	Years Ended December 31,
	2023	2022	2021
Weighted average shares used to compute basic net income (loss) per share	35,981,431	35,317,644	34,823,258
Plus effect of dilutive securities:
Stock-based awards from employee equity plans	—	207,611	—
Weighted average shares used to compute diluted net income (loss) per share	35,981,431	35,525,255	34,823,258

The following table presents the net income (loss) per common share - basic and diluted:

	Years Ended December 31,
	2023	2022	2021
Net income (loss) per common share:
Basic	$(2.56)	$0.08	$(3.77)
Diluted	$(2.56)	$0.08	$(3.77)

Because the Company has reported a net loss for the years ended December 31, 2023 and 2021, the diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	December 31,
	2023	2022	2021
Stock-based awards from employee equity plans	3,292,033	1,394,189	1,713,145
Convertible senior notes	362,267	1,807,141	1,807,141
Warrants related to the issuance of convertible senior notes	1,807,141	1,807,141	1,807,141
Warrants related term debt	2,587,742	—	—
Total	8,049,183	5,008,471	5,327,427

.

14. Employee Benefit Plan

In 2007, the Company adopted a 401(K) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. For the years ended December 31, 2023, 2022 and 2021, the Company recorded expenses of $3.6 million, $3.6 million and $2.9 million for matching contributions, respectively.

15. Subsequent Event

On January 6, 2024, the Company approved a restructuring plan that includes laying off 63 employees, which represented approximately 5% of the Company’s total number of employees (the “Restructuring”). Operating expenses in the first quarter of 2024 will reflect a $5 million to $6 million restructuring charge, consisting of one-time severance and other termination benefit costs. The Company expects that the Restructuring, including related cash payments, will be substantially complete by the end of the first quarter of 2024.The timing and cost estimates related to the Restructuring are subject to a number of assumptions and actual results may differ materially from those expected and disclosed above.

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

Our management assessed our internal control over financial reporting as of December 31, 2023, the end of the period covered by this Annual Report. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December, 31, 2023, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Significant Employee and Non-Employee Directors of the Registrant

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” that will be contained in the Proxy Statement for our 2024 Annual Meeting of Stockholders (the Proxy Statement).

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

3. Exhibits

See Exhibit Index below.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	11/12/2014	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	5/24/2019	3.1

3.2	Amended and Restated Bylaws of Nevro Corp.	8-K	11/12/2014	3.2

3.2(b)	Amendment to Amended and Restated Bylaws of Nevro Corp.	8-K	5/24/2019	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	Second Supplemental Indenture, dated as of April 6, 2020, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.5	Form of 2.75% Convertible Senior Note Due 2025 (included in Exhibit 4.4).	8-K	4/7/2020	4.3

4.6	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2020	4.6

4.7	Form of Warrant to Purchase Common Stock of Nevro Corp.	8-K	12/31/2023	4.1

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.1†	Amended and Restated License Agreement, dated October 2, 2006, by and among the Company and Mayo Foundation for Medical Education and Research, Venturi Group, LLC.	S-1/A	10/15/2014	10.1

10.2(a)†	Stellar Manufacturing Agreement, dated as of July 1, 2009, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(a)

10.2(b)†	First Amendment to Stellar Manufacturing Agreement, dated as of July 1, 2014, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(b)

10.2(c)†	Second Amendment to Stellar Manufacturing Agreement, dated as of January 28, 2016, by and between the Company and Stellar Technologies, Inc.	10-K	2/29/2016	10.2(c)

10.3(a)†	Supply Agreement, dated as of July 23, 2014 by and between the Company and Pro-Tech Design and Manufacturing, Inc.	S-1/A	10/15/2014	10.3

10.3(b)†	Amendment to Supply Agreement, effective as of July 23, 2019, by and between the Company and Pro-Tech Design and Manufacturing, Inc.	10-Q	8/5/2020	10.4

10.4(a)†	Supply Agreement, dated April 1, 2012, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(a)

10.4(b)†	Amendment to Supply Agreement, dated as of March 20, 2013, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(b)

10.4(c)†	Assignment, Assumption and Amendment to Supply Agreement, effective as of December 31, 2019, by and between the Company, Greatbatch Ltd. and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-Q	5/5/2020	10.10

10.4(d)†	Third Amendment to the Supply Agreement, effective as of November 1, 2021, by and between the Company and Greatbatch Ltd.	10-Q	5/4/2022	10.1

10.5(a)†	Product Supply and Development Agreement, dated as of April 15, 2009, by and between the Company and EaglePicher Medical Power LLC.	S-1/A	10/15/2014	10.5

10.5(b)†	First Amendment to the Product Supply and Development Agreement, dated as of March 4, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	3/18/2015	10.5(b)

10.5(c)†	Second Amendment to the Product Supply and Development Agreement, dated as of October 23, 2015, by and between the Company and EaglePicher Medical Power LLC.	10-K	2/29/2016	10.5(c)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.5(d)	Third Amendment to the Product Supply and Development Agreement, dated as of September 15, 2017, by and between the Company and EaglePicher Medical Power LLC.	10-Q	11/6/2017	10.1

10.6(a)	Amended and Restated Registration Rights Agreement, dated February 8, 2013, by and among the Company and the investors listed therein.	S-1	10/3/2014	10.6(a)

10.6(b)	Amendment to Amended and Restated Registration Rights Agreement, dated March 5, 2013, by and among the Company and the investors listed therein.	S-1	10/3/2014	10.6(b)

10.6(c)	Second Amendment to Amended and Restated Registration Rights Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/4/2014	10.6(c)

10.7(a)	Multi-Tenant Space Lease, dated as of March 15, 2010, by and between Deerfield Campbell LLC and the Company.	S-1	10/3/2014	10.7(a)

10.7(b)	First Amendment to Lease, dated as of October 18, 2012, by and between Deerfield Campbell LLC and the Company.	S-1	10/3/2014	10.7(b)

10.7(c)	Second Amendment to Lease, dated as of February 18, 2015, by and between Deerfield Campbell LLC and the Company.	10-K	3/18/2015	10.7(c)

10.8(a)#	Nevro Corp. 2007 Stock Incentive Plan, as amended as of March 5, 2013.	S-1	10/3/2014	10.8(a)

10.8(b)#	Form of Incentive Stock Option Agreement (ISO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/3/2014	10.8(b)

10.8(c)#	Form of Non-Incentive Stock Option Agreement (NSO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/3/2014	10.8(c)

10.8(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2007 Stock Incentive Plan, as amended.	S-1	10/3/2014	10.8(d)

10.9(a)#	Nevro Corp. 2014 Equity Incentive Award Plan.	S-8	11/12/2014	99.2(a)

10.9(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(b)

10.9(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(c)

10.9(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(d)

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.9(e)#	Form of Performance Stock Award Agreement and Performance Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	10-Q	5/5/2020	10.1

10.10#	Nevro Corp. 2014 Employee Stock Purchase Plan.	S-8	11/12/2014	99.3

10.11#	Form of Indemnification Agreement for directors and officers.	S-1/A	10/10/2014	10.11

10.12#	Amended and Restated Company Bonus Plan.	10-Q	5/7/2018	10.1

10.12(b)#	Second Amended and Restated Company Bonus Plan.	10-Q	8/5/2020	10.1

10.13#	Nevro Corp. Non-Employee Director Compensation Program, as amended.	10-K	2/23/2022	10.13

10.14#	Employment Agreement by and between D. Keith Grossman and the Company, effective as of March 19, 2019.	10-Q	5/9/2019	10.1

10.15#	Offer Letter, dated as of May 5, 2020, by and between Roderick H. MacLeod and the Company.	10-Q	8/5/2020	10.2

10.16(a)	Amended and Restated Stockholders’ Agreement, dated February 8, 2013, by and among the Company and the stockholders listed therein.	S-1	10/3/2014	10.15(a)

10.16(b)	Amendment to Amended and Restated Stockholders’ Agreement, dated March 5, 2013, by and among the Company and the stockholders listed therein.	S-1	10/3/2014	10.15(b)

10.16(c)	Second Amendment to Amended and Restated Stockholders’ Agreement, dated October 24, 2014, by and among the Company and the investors listed therein.	S-1/A	11/4/2014	10.18(c)

10.17(a)#	Form of Amended and Restated Change in Control Severance Agreement for certain executive officers.	10-Q	5/9/2016	10.4

10.17(b)#	Amended and Restated Change in Control Severance Agreement, dated as of August 3, 2016, by and between Christofer Christoforou and the Company.	10-K	2/22/2018	10.18(e)

10.17(c)#	Amended and Restated Change in Control Severance Agreement, dated as of July 22, 2019, by and between Kashif Rashid and the Company.	10-Q	11/6/2019	10.2

10.17(d)#	Change in Control Severance Agreement, dated as of September 16, 2019, by and between Niamh Pellegrini and the Company.	10-K	2/25/2020	10.18(g)

10.17(e)#	Change in Control Severance Agreement, dated as of June 15, 2020, by and between Roderick H. MacLeod and the Company.	10-Q	8/5/2020	10.3

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.18(a)†	Supply Agreement, dated March 13, 2015, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K/A	5/29/2015	10.22

10.18(b)†	Supply Agreement, effective as of November 11, 2016, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K	2/23/2017	10.22(b)

10.18(c)†	First Amendment to Supply Agreement, effective as of April 30, 2019, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-Q	8/8/2019	10.3

10.19(a)	Lease Agreement, dated as of March 5, 2015, by and between the Company and Westport Office Park, LLC.	10-K	3/18/2015	10.23

10.19(b)	First Amendment to Lease, effective as of December 9, 2016, by and between the Company and Westport Office Park, LLC.	10-K	2/23/2017	10.23(b)

10.19(c)	Second Amendment to Lease, effective as of April 13, 2017, by and between the Company and Westport Office Park, LLC.	10-Q	8/7/2017	10.1

10.19(d)	Third Amendment to Lease, effective as of December 6, 2017, by and between the Company and Westport Office Park, LLC.	10-K	2/22/2018	10.21(d)

10.20(a)†	Manufacturing and Supply Agreement, dated as of December 18, 2015, by and between the Company and Vention Medical Design and Development, Inc.	10-K	2/29/2016	10.25

10.20(b)†	First Amendment to the Manufacturing and Supply Agreement, dated as of September 30, 2017, by and between the Company and Vention Medical Design and Development, Inc.	10-Q	11/6/2017	10.2

10.20(c)†	Second Amendment to the Manufacturing and Supply Agreement, dated April 2018, by and between the Company and Nordson MEDICAL Design and Development, Inc., fka Vention Medical Design and Development, Inc.	10-Q	8/2/2018	10.2

10.21	Settlement Agreement, dated March 19, 2019, by and among Broadfin Capital, LLC and certain of its affiliates named therein and the Company.	8-K	3/20/2019	10.1

10.22	Letter Agreement, dated April 1, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Base Warrants.	8-K	4/7/2020	10.1

10.23	Letter Agreement, dated April 1, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Base Call Option Transaction.	8-K	4/7/2020	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.24	Letter Agreement, dated April 1, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Base Warrants.	8-K	4/7/2020	10.3

10.25	Letter Agreement, dated April 1, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Base Call Option Transaction.	8-K	4/7/2020	10.4

10.26	Letter Agreement, dated April 2, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Additional Call Option Transaction.	8-K	4/7/2020	10.5

10.27	Letter Agreement, dated April 2, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Additional Warrants.	8-K	4/7/2020	10.6

10.28	Letter Agreement, dated April 2, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Additional Call Option Transaction.	8-K	4/7/2020	10.7

10.29	Letter Agreement, dated April 2, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Additional Warrants.	8-K	4/7/2020	10.8

10.30#	Amended and Restated Employment Agreement, by and between D. Keith Grossman and the Company, effective as of April 24, 2023.	10-Q	8/1/2023	10.1

10.31#	Offer Letter, dated as of April 17, 2023, by and between Kevin Thornal and the Company.	10-Q	8/1/2023	10.2

10.32#	Employment Agreement by and between Kevin Thornal and the Company, effective as of April 24, 2023.	10-Q	8/1/2023	10.3

10.33#	Offer Letter, dated as of June 1, 2023, by and between Greg Siller and the Company.	10-Q	8/1/2023	10.4

10.34#	Amendment No. 1 to Change in Control Severance Agreement, dated as of April 19, 2023, by and between Rod MacLeod and the Company.	10-Q	8/1/2023	10.5

10.35#	Amendment No. 1 to Change in Control Severance Agreement, dated as of April 19, 2023, by and between Niamh Pellegrini and the Company.	10-Q	8/1/2023	10.6

10.36#	Amendment No. 1 to Change in Control Severance Agreement, dated as of April 19, 2023, by and between Kashif Rashid and the Company.	10-Q	8/1/2023	10.7

10.37#	Change in Control Severance Agreement, dated June 20, 2023, between Greg Siller and the Company.	10-Q	8/1/2023	10.8

10.38#	Separation Agreement, dated June 30, 2023, by and between Niamh Pellegrini and the Company.	10-Q	8/1/2023	10.9

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.39#	Nevro Corp. Non-Employee Director Compensation Program, as amended.	10-Q	11/1/2023	10.1

10.40	Credit Agreement and Guaranty, dated as of November 30, 2023, by and among Nevro Corp., as borrower, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Wilmington Trust, National Association, as administrative agent.	8-K	12/1/2023	10.1

10.41	Registration Rights Agreement, dated November 30, 2023, by and between Nevro Corp. and the Lenders listed thereto.	8-K	12/1/2023	10.2

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Nevro Corp. Policy for Recovery of Erroneously Awarded Compensation.				X

97.2	Nevro Corp. Insider Trading Compliance Policy.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Lnkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

February 23, 2024:

NEVRO CORP.

By:	/s/ Kevin Thornal
Kevin Thornal President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Kevin Thornal and Roderick H. MacLeod his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN THORNAL	Chief Executive Officer	February 23, 2024
Kevin Thornal	(Principal Executive Officer)

/s/ RODERICK H. MACLEOD	Chief Financial Officer	February 23, 2024
Roderick H. MacLeod	(Principal Financial Officer)

/s/ RICHARD B. CARTER	Chief Accounting Officer	February 23, 2024
Richard B. Carter	(Principal Accounting Officer)

/s/ D. KEITH GROSSMAN	Non-Executive Chairman	February 23, 2024
D. Keith Grossman

/s/ MICHAEL DEMANE	Lead Director	February 23, 2024
Michael DeMane

/s/ FRANK FISCHER	Director	February 23, 2024
Frank Fischer

	Director	February 23, 2024
Kirt P. Karros

/s/ SRI KOSARAJU	Director	February 23, 2024
Sri Kosaraju

Signature	Title	Date

/s/ SHAWN T MCCORMICK	Director	February 23, 2024
Shawn T McCormick

/s/ KEVIN O’BOYLE	Director	February 23, 2024
Kevin O’Boyle

/s/ KAREN PRANGE	Director	February 23, 2024
Karen Prange

/s/ SUSAN E. SIEGEL	Director	February 23, 2024
Susan E. Siegel

/s/ ELIZABETH WEATHERMAN	Director	February 23, 2024
Elizabeth Weatherman