Form 10-Q
period 2024-03-31
NEVRO CORP
filed 2024-05-07
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, there were 36,728,648 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$90,303	$104,217
Short-term investments	191,180	218,506
Accounts receivable, net of allowance for doubtful accounts of $1,128 and $1,048 at March 31, 2024 and December 31, 2023, respectively	76,918	79,377
Inventories	120,789	118,676
Prepaid expenses and other current assets	13,414	10,145
Total current assets	492,604	530,921
Property and equipment, net	24,708	24,568
Operating lease assets	7,764	8,944
Goodwill	38,324	38,164
Intangible assets, net	26,617	27,354
Other assets	5,427	5,156
Restricted cash	606	606
Total assets	$596,050	$635,713
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$21,208	$22,520
Accrued liabilities	39,486	45,297
Contingent liabilities, current portion	220	9,836
Other current liabilities	5,860	5,722
Total current liabilities	66,774	83,375
Long-term debt	214,763	211,471
Long-term operating lease liabilities	3,136	4,634
Contingent liabilities, non-current portion	15,564	12,257
Warrant liability	15,179	28,739
Other long-term liabilities	2,093	2,092
Total liabilities	317,509	342,568
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; zero shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at March 31, 2024 and December 31, 2023; 37,369,746 and 37,044,390 shares issued at March 31, 2024 and December 31, 2023, respectively; 36,686,830 and 36,361,474 shares outstanding at March 31, 2024 and December 31, 2023, respectively	36	36
Additional paid-in capital	1,004,348	992,762
Accumulated other comprehensive income (loss)	(1,024)	(243)
Accumulated deficit	(724,819)	(699,410)
Total stockholders’ equity	278,541	293,145
Total liabilities and stockholders’ equity	$596,050	$635,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$101,899	$96,327
Cost of revenue (1)	30,371	31,703
Gross profit	71,528	64,624
Operating expenses
Research and development	14,828	14,755
Sales, general and administrative	88,326	86,192
Amortization of intangibles	737	—
Change in fair value of contingent consideration	3,471	—
Total operating expenses	107,362	100,947
Income (Loss) from operations	(35,834)	(36,323)
Interest income	3,780	3,278
Interest expense	(6,512)	(1,613)
Change in fair market value of warrants	13,560	—
Other income (expense), net	(21)	(46)
Loss before income taxes	(25,027)	(34,704)
Provision for income taxes	382	325
Net loss	(25,409)	(35,029)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	(255)	506
Changes in unrealized gains on short-term investments, net	(526)	587
Net change in other comprehensive income (loss)	(781)	1,093
Comprehensive loss	$(26,190)	$(33,936)
Net loss per common share, basic and diluted	$(0.70)	$(0.98)
Weighted average number of shares used to compute basic and diluted net loss per share	36,467,371	35,584,685

(1) Exclusive of amortization of intangible assets, which is shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three months ended March 31, 2024

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2023	36,361,474	$36	$992,762	$(699,410)	$(243)	$293,145
Issuance of common stock upon release of restricted stock units	408,083	—	—	—	—	—
Shares withheld for tax obligations	(82,727)	—	(1,251)	—	—	(1,251)
Stock based compensation	—	—	12,837	—	—	12,837
Net loss	—	—	—	(25,409)	—	(25,409)
Change in other comprehensive loss	—	—	—	—	(781)	(781)
Balances at March 31, 2024	36,686,830	$36	$1,004,348	$(724,819)	$(1,024)	$278,541

For the three months ended March 31, 2023

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	35,520,507	$35	$934,132	$(607,197)	$(3,094)	$323,876
Issuance of common stock upon release of restricted stock units	243,276	1	(1)	—	—	—
Shares withheld for tax obligations	(69,763)	—	(2,273)	—	—	(2,273)
Stock based compensation	—	—	13,561	—	—	13,561
Net loss	—	—	—	(35,029)	—	(35,029)
Change in other comprehensive loss	—	—	—	—	1,093	1,093
Balances at March 31, 2023	35,694,020	$36	$945,419	$(642,226)	$(2,001)	$301,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(25,409)	$(35,029)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,053	1,541
Amortization of operating lease assets	1,179	1,088
Stock-based compensation expense	12,837	13,560
Amortization of intangibles	737	—
Amortization of premium (accretion of discount) on short-term investments	(1,155)	(878)
Provision for doubtful accounts	318	123
Write-down of inventory	652	1,253
Amortization of debt issuance costs	910	308
Non-cash interest expense	2,647	—
Change in fair value of warrants	(13,560)	—
Change in fair value of contingent consideration	3,471	—
Unrealized (gains) losses on foreign currency transactions	(404)	(166)
Changes in operating assets and liabilities
Accounts receivable	1,861	13,132
Inventories	(2,293)	(14,296)
Prepaid expenses and other current assets	(3,408)	(4,691)
Other assets	(273)	61
Accounts payable	(677)	2,783
Accrued liabilities	(10,644)	(6,752)
Other long-term liabilities	(1,498)	(1,351)
Net cash provided by (used in) operating activities	(32,656)	(29,314)
Cash flows from investing activities
Purchases of short-term investments	(63,685)	(54,560)
Proceeds from maturity of short-term investments	91,640	32,500
Payment for acquisition of business, net of cash acquired	160	—
Purchases of property and equipment	(2,793)	(2,588)
Net cash provided by (used in) investing activities	25,322	(24,648)
Cash flows from financing activities
Convertible notes debt issuance costs	(265)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(1,251)	(2,273)
Payment of contingent consideration established in purchase accounting	(4,964)	—
Net cash provided by (used in) financing activities	(6,480)	(2,273)
Effect of exchange rate changes on cash and cash equivalents	(100)	89
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,914)	(56,146)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	104,823	120,979
Cash, cash equivalents and restricted cash at end of period	$90,909	$64,833
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$253	$358

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements (the condensed consolidated financial statements) have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the Annual Report) filed with the Securities and Exchange Commission (SEC) on February 23, 2024. The condensed consolidated financial statements are prepared in U.S. dollars and include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023 and the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023. All such adjustments are of a normal and recurring nature. The interim financial data as of March 31, 2024 is not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future period.

The consolidated balance sheet as of December 31, 2023 was derived from the audited financials as of that date. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023 included in the Annual Report.

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

	Three Months Ended
	March 31,
	2024	2023
Net unrealized foreign currency gain (loss)	$352	$133
Net realized foreign currency gain (loss)	(322)	(128)

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from its Annual Report.

2. Revenue

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Three Months Ended
	March 31,
	2024	2023
United States	$87,038	$82,321
International	14,861	14,006
Total revenue	$101,899	$96,327

The United States is the only country that accounts for 10% or more of the revenue during the periods presented:

	Three Months Ended
	March 31,
	2024	2023
United States	85%	85%

There were no customers that accounted for 10% or more of the Company’s revenue for each of the three months ended March 31, 2024 and 2023. Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of March 31, 2024 and December 31, 2023. For the three months ended March 31, 2024, the Company recognized bad debt expenses of $0.3 million. For of the three months ended March 31, 2023, the Company recognized bad debt expenses of $0.1 million.

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

The weighted average lease terms and discounts rates are as follows:

	March 31, 2024	December 31, 2023
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	2.71 years	2.86 years
Weighted-average discount rate	7.0%	7.0%

As of March 31, 2024, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2024, remaining months	$4,678
2025	2,849
2026	405
2027	417
2028	430
Thereafter	1,130
Total lease payments	9,909
Less: Interest	(913)
Present value of lease liabilities	$8,996

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$1,342	$1,342

Supplemental balance sheet information are as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating Leases:
Operating lease assets	$7,764	$8,944

Other current liabilities	$5,860	$5,722
Long term operating lease liabilities	3,136	4,634
Total operating lease liabilities	$8,996	$10,356

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,523	$1,478

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

Balance as of March 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$71,119	$—	$—	$71,119
Agency bonds (ii)	—	25,972	—	25,972
Commercial paper (ii)	—	7,497	—	7,497
Treasury bonds (ii)	157,712	—	—	157,712
Total assets	$228,831	$33,469	$—	$262,300

Balance as of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$82,886	$—	$—	$82,886
Agency bonds (ii)	—	99,054	—	99,054
Commercial paper (ii)	—	22,374	—	22,374
Corporate notes (ii)	—	3,490	—	3,490
Treasury bonds (ii)	93,588	—	—	93,588
Total assets	$176,474	$124,918	$—	$301,392

(i)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)
Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of March 31, 2024 and December 31, 2023, the fair value of the 2.75% convertible senior notes due 2025 (the 2025 Notes) was $35.8 million and $35.6 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7 for additional information regarding the 2025 Notes).

Warrant Liability

In November 2023, the Company entered into a Credit Agreement and Guaranty (the Braidwell Credit Agreement) with Braidwell LP (together with its affiliates, Braidwell). In connection with the Braidwell Credit Agreement, the Company issued warrants (the Braidwell Warrants) to Braidwell to purchase an aggregate of approximately 2.58 million shares of the Company's common stock.

The Braidwell Warrants are valued using the Black Scholes valuation model and are considered Level 3 in the fair value hierarchy. As of March 31, 2024 and December 31, 2023, the fair value of the Braidwell Warrants was $15.2 million and $28.7 million, respectively. Assumptions for the warrant liability are as follows:

	March 31, 2024	December 31, 2023
Expected term (in years)	5.7	6.0
Expected volatility	53%	53%
Risk-free interest rate	3.94%	3.50%
Dividend yield	0%	0%

Contingent Consideration

In connection with the Company's acquisition of Interventional Pain Technologies, Inc. (Vyrsa) in the fourth quarter of 2023, the Company is subject to certain contingent consideration. Changes in the fair value of the contingent consideration liability for the three months ended March 31, 2024 were as follows (in thousands):

Balance as of December 31, 2023	$22,093
Change in fair value of contingent consideration	$3,471
Contingent consideration payments	$(9,780)
Balance as of March 31, 2024	$15,784

Upon the achievement of the regulatory approval milestone in the three months ended March 31, 2024, the Company accrued an additional $5.0 million and made contingent consideration payments of $9.8 million. This resulted in $0.2 million remaining in the current portion of contingent liabilities as of March 31, 2024. Additionally, the Company reduced the valuation of the remaining milestones by $1.5 million.

The regulatory approval milestone and product development milestone consideration are valued using the probability-weighted average discount cash flow model, and the revenue milestone consideration is valued using the Monte Carlo simulation model. The contingent consideration is considered Level 3 in the fair value hierarchy. As of March 31, 2024, the fair value of the contingent consideration related to the product development and revenue milestones were $1.6 million and $13.9 million, respectively. As of December 31, 2023, the fair value of the contingent consideration related to the regulatory approval, product development and revenue milestones were $5.0 million, $1.7 million and $15.5 million, respectively.

Significant unobservable inputs for the contingent consideration are as follows:

Contingent Liability	Fair Value at March 31, 2024	Valuation Technique	Unobservable Input	Range
Product Development	$1,641	Probability-Weighted	Probability of Payment	75%
Milestone		Average Discount	Risk-Free Rate	4.9% — 5.2%
		Cash Flow	Credit Spread	6.3%
			Projected Year of Payment	2025
Revenue Milestone	$13,923	Monte Carlo Simulation	Discount Rate	10.7% — 11.3%
			Revenue Volatility	17.0%
			Projected Year of Payment	2026 — 2027

Contingent Liability	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	Range
Regulatory Approval	$4,964	Probability-Weighted	Probability of Payment	80%
Milestone		Average Discount	Risk-Free Rate	5.2% — 5.3%
		Cash Flow	Credit Spread	4.3%
			Projected Year of Payment	2024
Product Development	$1,677	Probability-Weighted	Probability of Payment	50%
Milestone		Average Discount	Risk-Free Rate	4.9% — 5.1%
		Cash Flow	Credit Spread	4.3%
			Projected Year of Payment	2024 — 2025
Revenue Milestone	$15,452	Monte Carlo Simulation	Discount Rate	8.7% — 9.3%
			Revenue Volatility	17.0%
			Projected Year of Payment	2025 — 2027

5. Balance Sheet Components

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $71.1 million and $82.9 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use. The Company also held cash in foreign banks of approximately $8.5 million at March 31, 2024 and $9.4 million at December 31, 2023 that was not insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

	March 31, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$25,969	$14	$(11)	$25,972
Commercial paper	7,497	—	—	7,497
Treasury bonds	157,984	47	(319)	157,712
Total securities	$191,450	$61	$(330)	$191,181

	December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$99,076	$68	$(90)	$99,054
Commercial paper	22,369	5	—	22,374
Corporate notes	3,491	—	(1)	3,490
Treasury bonds	93,312	317	(41)	93,588
Total securities	$218,248	$390	$(132)	$218,506

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of March 31, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$117,853	$117,851
Amounts maturing after one year through five years	73,597	73,330
Total investment securities	$191,450	$191,181

Inventories (in thousands)

	March 31,	December 31,
	2024	2023
Raw materials	$52,994	$64,974
Work in process	7,205	2,149
Finished goods	60,590	51,553
Total inventories	$120,789	$118,676

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

The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, the Company recognized total write-downs of $0.7 million and $1.3 million, for its inventories for the three months ended March 31, 2024 and 2023, respectively.

Property and Equipment, Net (in thousands)

	March 31,	December 31,
	2024	2023
Laboratory and manufacturing equipment	$15,979	$15,414
Computer equipment and software	16,302	15,451
Internally developed software	9,082	8,831
Furniture and fixtures	4,745	4,745
Leasehold improvements	10,924	10,924
Construction in process	5,391	4,865
Total	62,423	60,230
Less: Accumulated depreciation and amortization	(37,715)	(35,662)
Property and equipment, net	$24,708	$24,568

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Depreciation and amortization expense	$2,053	$1,541

Accrued Liabilities (in thousands)

	March 31,	December 31,
	2024	2023
Accrued payroll and related expenses	$27,705	$31,715
Accrued professional fees	953	2,909
Accrued taxes	2,081	1,482
Accrued clinical and research expenses	685	752
Accrued interest	1,363	1,123
Accrued warranty	2,003	1,531
Accrued other	4,696	5,785
Total accrued liabilities	$39,486	$45,297

6. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning on June 30, 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually during the final year of the lease term. In December 2016, the Company entered into a first amendment to the lease for an additional approximately 50,000 square feet of office space adjacent to the premises under the original lease (the Expansion Premises), with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term. The lease for the Expansion Premises commenced on June 1, 2018, and it will expire on May 31, 2025. The first amendment also extends the lease term for the original premises to terminate on the same date as the Expansion Premises. In April 2024, the Company entered into an amendment which reduced the total office space to approximately 78,000 square feet, beginning on June 1, 2024 and ending on December 31, 2031, with initial annual payments of approximately $3.0 million, increasing to approximately $5.7 million during the final year of the lease term.

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

	Three Months Ended
	March 31,
	2024	2023
Beginning balance	$1,531	$866
Provision for warranty	1,359	1,763
Utilization	(887)	(1,482)
Ending balance	$2,003	$1,147

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

Legal Matters

The Company is and may from time to time continue to be involved in various legal proceedings to defend its intellectual property, including several pending European patent oppositions at the European Patent Office (EPO) initiated by the Company’s competitors Medtronic and Boston Scientific. In addition, the Company is and may from time to time also be involved in various legal proceedings, such as employment matters, product liability matters, and professional liability matters, which the Company does not deem to be material to its business and condensed consolidated financial statements at this stage.

Flathead Partners Litigation/Arbitration

On July 15, 2022, the Company filed a lawsuit in the U.S. District Court for the Northern District of California for breach of contract against Flathead Partners, LLC, the Mayo Foundation for Medical Education and Research, and Mayo Clinic Ventures (herein referred to as “Flathead Partners”). The Company’s suit alleged that Flathead Partners breached the 2006 license agreement between the Company and the Mayo Clinic (referred to in the Company’s 10-K filing as the “Mayo License”), when Flathead Partners unilaterally asserted control of pending U.S. Patent Application 16/286,389 (the “’389 Application”), which is subject to the Mayo License. The suit sought to enjoin the Flathead Partners from taking any action at the U.S. Patent Office with respect to the ‘389 Application, and to thereafter engage in an arbitration as called for in the Mayo License. On July 27, 2022, the Flathead Partners agreed to enter into an arbitration to determine which party shall have control of prosecution of the ‘389 Application, and whether there are ongoing royalty obligations under the Mayo License. Therefore, Nevro dismissed the lawsuit in the Northern District of California. The parties then engaged in an arbitration. An arbitration hearing was held during the week of September 11, 2023, and a ruling was issued on April 8, 2024 requiring that Flathead Partners transfer back to the Company the power to control and direct prosecution of the ‘389 Application and its patent family. The April 8, 2024 ruling also concluded that Nevro did not owe Flathead Partners royalties under the Mayo License. More specifically, the Arbitrator found that Flathead Partners had breached the Mayo License, and that the Company had not breached the Mayo License. The Arbitrator awarded the Company $0.2 million in damages, to be paid by Flathead Partners by May 8, 2024; the Company’s attorneys’ fees and costs for the Northern District of California litigation (a final amount to be awarded after accounting submissions in May 2024); and prejudgment interest at a rate of 10%, with prejudgment interest running from June 1, 2022.

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

7. Debt

2025 Notes and Convertible Note Hedge and Warrant Transactions

During the three months ended March 31, 2024, the conditions allowing holders of the 2025 Notes to convert have not been met. Therefore, the 2025 Notes are not convertible during the three months ended June 30, 2024. As of March 31, 2024, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	March 31,	December 31,
	2024	2023
Principal	$38,038	$38,038
Unamortized issuance cost	(262)	(326)
Net carrying amount	$37,776	$37,712

The following table sets forth the interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Contractual interest expense	$261	$1,305
Amortization of debt issuance costs	64	308
Total interest expense	$325	$1,613

Credit Agreement with Braidwell LP

The Braidwell Credit Agreement provides for a term loan facility in the amount of $200.0 million, which was funded in its entirety in November 2023. Loans borrowed pursuant to the Credit Agreement (the Braidwell Term Loans) bear interest at a rate per annum equal to Term Secured Overnight Financing Rate (as defined in the Credit Agreement and with a floor of 3.50%) plus 5.25%. At the option of the Company, a portion of the interest payable on the Braidwell Term Loans equal to (i) (a) on or prior to the first anniversary of the Closing Date (as defined in the Credit Agreement), 5.25%, (b) following the first anniversary of the Closing Date and on or prior to the third anniversary of the Closing Date, 2.50% and (c) following the third anniversary of the Closing Date, 1.50%, may be paid in-kind rather than in cash. The portion of the interest payable that the Company elects to be paid-in-kind results in an increase to the principal of the Braidwell Term Loans, which for the three months ended March 31, 2024 was $2.6 million. The Braidwell Term Loans do not amortize, and have a maturity date of November 30, 2029. As of March 31, 2024, the Company was in compliance with covenants under the Braidwell Credit Agreement.

The net carrying amount of the liability component of the Braidwell Term Loans was as follows (in thousands):

	March 31,	December 31,
	2024	2023
Principal	$210,448	$207,801
Unamortized issuance cost	(33,461)	(34,042)
Net carrying amount	$176,987	$173,759

The following table sets forth the interest expense recognized related to the Braidwell Term Loans (in thousands):

Three Months Ended
March 31, 2024
Contractual interest expense	$5,341
Amortization of debt issuance costs	845
Total interest expense	$6,186

8. Goodwill and Intangible Assets

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. The gross carrying amount of goodwill was $38.3 million as of March 31, 2024 and $38.2 million as of December 31, 2023.

The following table presents details of the Company’s intangible assets (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Developed technology	$26,800	$(894)	$25,906
Customer relationships	800	(89)	711
Total	$27,600	$(983)	$26,617

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Developed technology	$26,800	$(223)	$26,577
Customer relationships	800	(23)	777
Total	$27,600	$(246)	$27,354

Future amortization expense of these intangibles assets as of March 31, 2024 is as follows (in thousands):

Future Amortization Expense
2024, remaining months	$2,210
2025	2,947
2026	2,924
2027	2,680
2028	2,680
Thereafter	13,176
Total future amortization expense	26,617

9. Stock-Based Compensation

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

In addition to restricted stock units, the Company grants performance stock units (PSUs) to certain members of the management team. These PSUs vest over a three-year period, subject to continued service, and are based on (1) the total shareholder return (TSR) of the Company’s common stock price compared to the S&P Healthcare Equipment Select Industry Index (the Index) over a two-year period or (2) specific revenue targets over a two-year performance period. Additionally, in 2022, the Company made PSU grants to its then CEO that included attainment criteria that required the Company's stock price to reach certain pre-specified stock prices. Since TSR and stock price attainment are considered market conditions, the PSUs based on TSR and stock price attainment have fair values that are determined at the grant date using the Monte Carlo simulation model, with the recorded expense based on fair value. Since revenue targets are considered performance conditions, the PSUs based on revenue targets have a fair value that is equal to the closing stock price on the grant date, with the recorded expense based on the fair value and the probability of achievement, which is reassessed at each reporting period.

The PSU grant activity is as follows:

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Total shareholder return	239,723	$21.02	87,531	$45.49
Revenue targets	239,734	$15.32	87,557	$32.31
Total PSUs granted	479,457	$18.17	175,088	$38.90

A summary of stock-based compensation expense by line items in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cost of revenue	559	442
Research and development	2,802	2,644
Sales, general and administrative	9,477	10,474
Total stock-based compensation expense	12,838	13,560

A summary of pre-tax stock-based compensation expense by category was as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Stock Options	—	295
Restricted stock units	10,750	9,555
Performance stock units	1,584	2,832
Employee stock purchase plan	504	878
Total stock-based compensation expense	12,838	13,560

10. Basic and Diluted Net Income (Loss) Per Share

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

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2024	2023
Net loss, basic and diluted	$(25,409)	$(35,029)
Weighted average shares used to compute basic and diluted net loss per share	36,467,371	35,584,685
Net loss per share, basic and diluted	$(0.70)	$(0.98)

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2024	2023
Unreleased restricted stock and performance stock units	4,861,788	2,403,168
Options to purchase common stock	386,382	606,785
Convertible senior notes	362,267	1,807,141
Warrants related to the issuance of convertible senior notes	1,807,141	1,807,141
Warrants related to term debt	2,587,742	—
Total	10,005,320	6,624,235

11. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. The Company recorded an expense for matching contributions of $2.4 million for each of the three months ended March 31, 2024 and 2023.

12. Subsequent Event

On May 5, 2024, the Company approved additional restructuring steps to further accelerate its path to profitability (the “Restructuring”). Operating expenses in the second quarter of 2024 will reflect a $4 million to $5 million restructuring charge, consisting of one-time severance and other termination benefit costs. The Company expects that the Restructuring, including related cash payments, will be substantially complete by the end of the second quarter of 2024. The timing and cost estimates related to the Restructuring are subject to a number of assumptions and actual results may differ materially from those expected and disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim condensed consolidated financial statements (the condensed consolidated financial statements) and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report) and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the Annual Report) filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2024.

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in Part I, Item 1A. Risk Factors in our Annual Report as filed with the SEC on February 23, 2024, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a global medical device company focused on delivering comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in chronic pain treatment. We have developed and commercialized our HFX™ spinal cord stimulation (SCS) platform, which includes the Senza® SCS system, an evidence-based neuromodulation system for the treatment of chronic pain, with the Senza® HFX iQ™ platform being our latest addition to the Senza family of products. Our HFX solution is approved to deliver a versatile range of waveforms, including our proprietary, paresthesia-free 10 kHz Therapy and was demonstrated in our SENZA randomized controlled trial (RCT) to be superior to traditional SCS therapy, with 10 kHz Therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy. In addition to the original approval of our therapy in back and leg pain, we received approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) in July 2021 in the United States. We received expanded labeling in non-surgical back pain (NSBP) in January 2022 in the United States. Our SENZA-RCT study, along with our SENZA-PDN clinical study, SENZA-NSRBP clinical study and European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.3 billion global SCS market by treating patients with debilitating chronic pain, including back and leg pain, NSBP and PDN.

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

In November 2023, we acquired Vyrsa Technologies (“Vyrsa”), who developed and manufactured a portfolio of Sacroiliac (“SI”) Joint Fusion devices, expanding our chronic pain portfolio to treat patients diagnosed with SI Joint Dysfunction. With the addition of SI Joint to our pain portfolio, we are able to enter a growing market that builds upon our current customer base, leverages our existing sales force and the addition of the NevroV1™, NevroFix™ and NevroPro™ SI Joint products to our portfolio provides physicians we work with today with another option for treating their chronic pain patients.

The tables below set forth our revenue from U.S. and international sales the past nine quarters on a quarterly basis and total revenue for each of the past five full fiscal years.

	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024
Revenue from:	(in millions)
U.S. sales	$73.2	$89.0	$86.1	$99.8	$82.3	$93.0	$89.8	$101.5	$87.0
International sales	14.6	15.2	14.3	14.1	14.0	15.8	14.1	14.7	14.9
Total sales revenue	$87.8	$104.2	$100.5	$113.8	$96.3	$108.8	$103.9	$116.2	$101.9

	2019	2020	2021	2022	2023	Three Months Ended March 31, 2024
Revenue from:	(in millions)
U.S. sales	$326.0	$311.9	$326.2	$348.2	$366.6	$87.0
International sales	64.3	50.2	60.7	58.2	58.6	14.9
Total sales revenue	$390.3	$362.0	$386.9	$406.4	$425.2	$101.9

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of March 31, 2024 was $724.8 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10 kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our sales organization, in research and development (R&D), and in conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

We rely on third-party suppliers for the components of our Senza products. Several of these suppliers are currently single-source suppliers. We are also required to maintain high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Additionally, our dependence on third-party suppliers makes us vulnerable to supply shortage problems and exposes us to greater lead times, increasing our risk of inventory obsolescence. In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins. We plan on conducting these manufacturing activities in our facility in Costa Rica, for which our lease began in April 2021. The integration process was completed in mid-2022, and we received approval from the FDA for the manufacture of our Senza system in the Costa Rica facility in September 2022. Even with the commencement of manufacturing in Costa Rica, we have continued to rely on third-party manufacturers as we ramped our factory and in order to provide key components to support the assembly process. We have incurred and may continue to incur significant capital expenditures and implementation costs in our Costa Rica facility.

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

Furthermore, a recession or market correction resulting from other macroeconomic factors could materially affect our business and the value of our common stock. The occurrence of any such events may lead to reduced disposable income and access to health insurance which could adversely affect the number of products sold as a result of customer and patient reluctance to seek elective care treatment due to increase patient copays and similar financial considerations.

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

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. The manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $0.7 million for the three months ended March 31, 2024 and $2.1 million for the year ended December 31, 2023.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to help our commercialization efforts around and to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017. We launched our Senza Omnia platform, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approvals for our first Senza Omnia upgrade and a new trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. In January 2022, we received regulatory approval for expanded labeling to include NSBP. In October 2022, we received FDA approval of our latest generation SCS system, HFX iQ™, which we launched on a limited basis in the United States in the fourth quarter of 2022 and more fully in 2023. We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and next generation IPGs. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of the 10 kHz Therapy through clinical data are all critical to increasing the adoption of this therapy.

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

Our other large RCT, the SENZA-NSRBP study, was executed to support the new indication for treatment of non-surgical back pain (NSBP) which includes patients with NSBP. NSBP is defined as chronic back pain in patients who have not had previous spine surgery, and based on an assessment from a spine surgeon, are not surgical candidates. The study compared patients receiving 10 kHz Therapy plus CMM to patients receiving CMM alone. In January 2022, the FDA approved the Senza System as an aid in the management of NSBP (intractable back pain without prior surgery and not a candidate for back surgery) based on 6 month efficacy data showing profound improvements in pain and function with 10 kHz Therapy over CMM alone. At the 2022 NANS conference, we presented our 12-month results, including six-month crossover patient data, for the SENZA-NSRBP study. Key findings at 12 months showed profound improvements in pain relief, function, quality of life measures, awareness of positive change and reduction in daily opioid use in NSBP patients receiving 10 kHz Therapy at 12-months post-implant. Results also included comparable improvements for patients that crossed over from CMM to 10 kHz after 6 months. In February 2022, the SENZA-NSRBP 12-month results were published online in the Journal of Neurosurgery: Spine. Finally, in January 2023, we presented the full 24-month results from the SENZA-NSRBP study at the 2023 NANS conference, and the full manuscript reporting the 24-month results was published in Journal of Neurosurgery: Spine in November 2023. We expect that this 24-month publication will be used to seek expanded payor coverage for this patient cohort.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements. There have been no other significant or material changes in our critical accounting policies during the three months ended March 31, 2024 to the items we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report.

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

Cost of Revenue

Cost of revenue consists primarily of acquisition costs of components of our products, manufacturing overhead, scrap and inventory excess and obsolescence charges, as well as distribution-related expenses, such as logistics and shipping costs, net of costs charged to customers.

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

Operating Expenses

Our operating expenses consist of R&D expense and sales, general and administrative (SG&A) expenses, amortization of intangibles and certain litigation charges. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, bonus incentives, benefits, stock-based compensation and sales commissions.

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

Change in Fair Value of Contingent Consideration. Our acquisition of Vyrsa includes a contingent consideration arrangement, for which we recognized a liability equal to the fair value of the contingent payments we expect to make. We re-measure this liability each reporting period and record changes in fair value through Change in Fair Value of Contingent Consideration. Changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving milestones may result in changes in the fair value.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2024	2023	Change
(in thousands)
Revenue	$101,899	$96,327	$5,572
Cost of revenue	30,371	31,703	(1,332)
Gross profit	$71,528	$64,624	$6,904
Gross margin	70%	67%	3%

Revenue. Revenue increased to $101.9 million in the three months ended March 31, 2024 from $96.3 million in the three months ended March 31, 2023, an increase of $5.6 million, or 6%. Revenue in the United States was $87.0 million in the three months ended March 31, 2024, a 6% increase from $82.3 million in the three months ended March 31, 2023. Our trial and permanent implant volumes in the United States increased from the prior year. Our revenue in the current year also includes revenue from our SI Joint product portfolio, which we acquired through the acquisition of Vyrsa. International revenue was $14.9 million in the three months ended March 31, 2024, compared to $14.0 million in the three months ended March 31, 2023.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased to $30.4 million in the three months ended March 31, 2024 from $31.7 million in the three months ended March 31, 2023, a decrease of $1.3 million, or 4%. This decrease was primarily due to a $1.4 million decrease in amortization of variances. Gross profit increased to $71.5 million in the three months ended March 31, 2024 from $64.6 million in the three months ended March 31, 2023, an increase of $6.9 million, or 11%. Gross profit as a percentage of revenue, or gross margin, increased to 70% in the three months ended March 31, 2024 compared to 67% in the three months ended March 31, 2023, primarily due to decreased cost of manufactured product components from our Costa Rica manufacturing facility.

Operating Expenses

	Three Months Ended March 31,
	2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$14,828	15%	$14,755	15%	$73
Sales, general and administrative	88,326	87%	86,192	89%	2,134
Amortization of intangibles	737	1%	—	0%	737
Change in fair value of contingent consideration	3,471	3%	—	0%	3,471
Total operating expenses	$107,362	105%	$100,947	105%	$6,415

Research and Development Expense. R&D expenses remained fairly steady at $14.8 million in each of the three months ended March 31, 2024 and 2023.

Sales, General and Administrative Expense. SG&A expenses increased to $88.2 million in the three months ended March 31, 2024, from $86.2 million in the three months ended March 31, 2023, an increase of $2.0 million, or 2%. The increase was primarily due to restructuring related expenses of $2.6 million and increases in personnel expenses of $0.8 million, travel and meeting expenses of $0.8 million, and software expenses of $0.6 million, offset by a decrease of $1.6 million in legal services and lower marketing promotional costs of $1.2 million.

Amortization of Intangibles. Our amortization expense relates to intangible assets acquired in a business combination or asset acquisition. In the fourth quarter of 2023, we acquired Interventional Pain Technologies, Inc. (Vyrsa), which included $27.6 million of intangible assets. We recorded amortization of $0.7 million in the three months ended March 31, 2024 related to these intangibles.

Change in Fair Value of Contingent Consideration. To recognize changes in the fair value of our contingent consideration liability, we recorded net expenses of $3.5 million in the three months ended March 31, 2024.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended March 31,
	2024	2023	Change
(in thousands)
Interest income	$3,780	$3,278	$502
Interest expense	(6,512)	(1,613)	(4,899)
Change in fair market value of warrants	13,560	—	13,560
Other income (expense), net	(21)	(46)	25
Provision for income taxes	382	325	57

Interest Income. Interest income increased to $3.8 million in the three months ended March 31, 2024 from $3.3 million in the three months ended March 31, 2023, primarily due to a higher average investment return rates during the three months ended March 31, 2024.

Interest Expense. Interest expense increased to $6.5 million in the three months ended March 31, 2024 from $1.6 million in the three months ended March 31, 2023. In November 2023, we entered into the Braidwell Credit Agreement, from which we recorded $5.3 million in interest expense and $0.8 million in the amortization of debt issuance costs in the three months ended March 31, 2024. The increase of interest expense from the Braidwell Credit Agreement was offset by a decrease of $1.3 million in interest expense and amortization of debt issuance costs for the 2025 Notes, due to our repurchase of $151.7 million in principal of our 2025 Notes.

Change in Fair Value of Warrants. The value of the outstanding Braidwell Warrants requires remeasurement at each reporting date. The change in the fair value of these warrants was a gain of $13.6 million in the three months ended March 31, 2024.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances.

Provision for Income Taxes. Income tax expense was $0.4 million in the three months ended March 31, 2024, compared to $0.3 million in the three months ended March 31, 2023. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through revenue generated from our operations, private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021 (2021 Notes). In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025. Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense, was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. In November 2023, we entered into the Braidwell Credit Agreement for $200.0 million, and we used portions of the proceeds to repurchase $151.7 million of our 2025 Notes. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $281.5 million. Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

We expect to incur continued expenditures in the future in support of our commercial infrastructure and sales force. In addition, we intend to continue to make investments in the further development of our products, including ongoing R&D programs and conducting clinical trials. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds.

We may continue to seek funds through equity or debt financings, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. Should we choose to raise additional capital, the requirements will depend on many factors, including:

•
the impact from any recession or other adverse macroeconomic conditions, including but not limited to increased interest rates, inflationary pressures, geopolitical conflicts and lower consumer confidence;
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

Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our 10 kHz Therapy and our Senza product platform for the treatment of chronic pain conditions, as well as our ability to gain market acceptance for other products. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We face significant competition in the United States and internationally, which we believe will intensify as we continue to commercialize in the United States. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each have approved neuromodulation systems in at least the United States, Europe and Australia and have been established for several years. In addition to these major competitors, we may also face competition from other emerging competitors and smaller companies with active neuromodulation system development programs that may emerge in the future.

If we are unable to raise, or have access, to sufficient funds when needed, we may be required to delay, reduce, or terminate some or all of our commercial development plans.

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Net cash provided by (used in)
Operating activities	$(32,656)	$(29,314)
Investing activities	25,322	(24,648)
Financing activities	(6,480)	(2,273)
Effect of exchange rate on cash flows	(100)	89
Net decrease in cash, cash equivalents and restricted cash	$(13,914)	$(56,146)

Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $33.3 million in the three months ended March 31, 2024, compared to net cash used in operations of $29.3 million in the three months ended March 31, 2023. In the three months ended March 31, 2024, net cash used in operating activities was primarily a result of the net losses recorded during the period of $25.4 million. The cash used in operating activities for the three months ended March 31, 2024 was affected by an increase in inventory of $2.3 million and increases in prepaids and other assets of $3.4 million, as well as decreases in accounts payable and accrued liabilities of $11.3 million and decreases in accounts receivable of $1.9 million. These changes were partially offset by the recording of changes in the fair market value of the Braidwell Warrants of $13.6 million and contingent consideration of $3.5 million, as well as non-cash stock-based compensation expense of $12.8 million, non-cash interest expense of $2.6 million and depreciation and amortization of $2.1 million. In the three months ended March 31, 2023, net cash used in operating activities was primarily a result of the net losses recorded during the period of $35.0 million, as well as increases in inventory of $14.3 million, increases in prepaids and other assets of $4.6 million and decreases in accounts payable and accrued liabilities of $4.0 million. These changes were partially offset by the decreases in accounts receivable of $13.1 million, as well as the recording of non-cash stock-based compensation expense of $13.6 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds from the maturity of short-term investments of $28.0 million in the three months ended March 31, 2024 and net purchases of short-term investments of $22.1 million in the three months ended March 31, 2023. We also had purchases of property and equipment of $2.8 million and $2.6 million in the three months ended March 31, 2024 and 2023, respectively.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities consisted primarily of tax withholdings for net share settlement, net of cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan. We had tax withholdings of $1.2 million and $2.3 million in the three months ended March 31, 2024 and 2023, respectively. Additionally, we made a payment of $5.0 million related to the contingent consideration established in purchase accounting in the three months ended March 31, 2024.

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

We have entered into supply agreements with certain of our suppliers that required certain minimum annual purchase agreements. As of March 31, 2024, we had minimum annual purchase commitments $7.0 million due for the remainder of 2024 and $19.8 million due for each of 2025 and 2026.

We have also entered into a service agreement for which we are committed to pay $2.9 million in the next year, which is the remaining term of the service agreement.

As of March 31, 2024, our contractual obligations related to the 2025 Notes are payments of interest of $1.0 million due for the remainder of 2024 and payments of interest and principal totaling $38.6 million due in 2025.

As of March 31, 2024, our contractual obligations related to the Braidwell Term Loan are payments of interest of $8.4 million due for the remainder of 2024, $17.4 million due in 2025, $18.0 million due in 2026 and $20.5 million due in 2027, as well as payments of interest, principal and fees totaling $46.2 million due in 2028 and $232.2 million in 2029.

Off-Balance Sheet Arrangements

Through March 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements within this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to other market risks related to fluctuation in interest rates, market prices, and foreign currency exchange have not changed materially since December 31, 2023. For quantitative and qualitative disclosures about market risk, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A. Risk Factors

In addition to other information contained elsewhere in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report as filed on February 23, 2024, which could materially affect our business, financial condition, or future results. There have been no material changes to our risk factors since our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	5/24/2019	3.1

3.3	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

3.4	Amendment to Amended and Restated Bylaws.	8-K	5/24/2019	3.2

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

4.1	Reference is made to Exhibits 3.1 to 3.3.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.5	Second Supplemental Indenture, dated April 6, 2020, by and between Nevro Corp. and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.6	Form of 2.75% Senior Convertible Note Due 2025 (included in Exhibit 4.5).	8-K	4/7/2020	4.3

4.7	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2020	4.6

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition				X

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith
Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

NEVRO CORP.
(Registrant)

Date: May 7, 2024	/s/ KEVIN THORNAL
Kevin Thornal
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	/s/ RODERICK H. MACLEOD
Roderick H. MacLeod
Chief Financial Officer (Principal Financial Officer)