Form 10-Q
period 2024-06-30
NEVRO CORP
filed 2024-08-06
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024, there were 37,283,164 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$74,702	$104,217
Short-term investments	198,991	218,506
Accounts receivable, net of allowance for doubtful accounts of $1,067 and $1,048 at June 30, 2024 and December 31, 2023, respectively	74,273	79,377
Inventories	126,096	118,676
Prepaid expenses and other current assets	12,125	10,145
Total current assets	486,187	530,921
Property and equipment, net	24,559	24,568
Operating lease assets	22,401	8,944
Goodwill	38,209	38,164
Intangible assets, net	25,881	27,354
Other assets	5,492	5,156
Restricted cash	606	606
Total assets	$603,335	$635,713
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$22,938	$22,520
Accrued liabilities	38,922	45,297
Short-term debt	37,841	—
Contingent liabilities, current portion	1,864	9,836
Other current liabilities	369	5,722
Total current liabilities	101,934	83,375
Long-term debt	180,558	211,471
Long-term operating lease liabilities	23,890	4,634
Contingent liabilities, non-current portion	14,856	12,257
Warrant liability	5,676	28,739
Other long-term liabilities	2,168	2,092
Total liabilities	329,082	342,568
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; zero shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at June 30, 2024 and December 31, 2023; 37,879,790 and 37,044,390 shares issued at June 30, 2024 and December 31, 2023, respectively; 37,204,214 and 36,361,474 shares outstanding at June 30, 2024 and December 31, 2023, respectively	37	36
Additional paid-in capital	1,019,741	992,762
Accumulated other comprehensive income (loss)	(1,131)	(243)
Accumulated deficit	(744,394)	(699,410)
Total stockholders’ equity	274,253	293,145
Total liabilities and stockholders’ equity	$603,335	$635,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$104,161	$108,809	$206,060	$205,136
Cost of revenue (1)	36,694	34,366	67,065	66,069
Gross profit	67,467	74,443	138,995	139,067
Operating expenses
Research and development	14,117	13,320	28,945	28,075
Sales, general and administrative	76,774	86,762	165,100	172,954
Amortization of intangibles	737	—	1,474	—
Change in fair value of contingent consideration	960	—	4,431	—
Total operating expenses	92,588	100,082	199,950	201,029
Loss from operations	(25,121)	(25,639)	(60,955)	(61,962)
Interest income	3,317	3,348	7,097	6,626
Interest expense	(6,741)	(1,618)	(13,253)	(3,231)
Change in fair market value of warrants	9,504	—	23,064	—
Other income (expense), net	(272)	(338)	(293)	(384)
Loss before income taxes	(19,313)	(24,247)	(44,340)	(58,951)
Provision for income taxes	262	477	644	802
Net loss	(19,575)	(24,724)	(44,984)	(59,753)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	43	336	(212)	842
Changes in unrealized gains on short-term investments, net	(150)	(192)	(676)	395
Net change in other comprehensive income (loss)	(107)	144	(888)	1,237
Comprehensive loss	$(19,682)	$(24,580)	$(45,872)	$(58,516)
Net loss per common share, basic and diluted	$(0.53)	$(0.69)	$(1.23)	$(1.67)
Weighted average number of shares used to compute basic and diluted net loss per share	36,936,867	35,921,539	36,702,118	35,753,112

(1) Exclusive of amortization of intangible assets, which is shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three and six months ended June 30, 2024

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2023	36,361,474	$36	$992,762	$(699,410)	$(243)	$293,145
Issuance of common stock upon release of restricted stock units	408,083	—	—	—	—	—
Shares withheld for tax obligations	(82,727)	—	(1,251)	—	—	(1,251)
Stock based compensation	—	—	12,837	—	—	12,837
Net loss	—	—	—	(25,409)	—	(25,409)
Other comprehensive loss	—	—	—	—	(781)	(781)
Balances at March 31, 2024	36,686,830	$36	$1,004,348	$(724,819)	$(1,024)	$278,541
Issuance of common stock upon release of restricted stock units	275,513	—	—	—	—	—
Shares withheld for tax obligations	(61,316)	—	(662)	—	—	(662)
Issuance of common stock under employee stock purchase plan	303,187	1	2,721	—	—	2,722
Stock based compensation	—	—	13,334	—	—	13,334
Net loss	—	—	—	(19,575)	—	(19,575)
Other comprehensive loss	—	—	—	—	(107)	(107)
Balances at June 30, 2024	37,204,214	$37	$1,019,741	$(744,394)	$(1,131)	$274,253

For the three and six months ended June 30, 2023

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	35,520,507	$35	$934,132	$(607,197)	$(3,094)	$323,876
Issuance of common stock upon release of restricted stock units	243,276	1	(1)	—	—	—
Shares withheld for tax obligations	(69,763)	—	(2,273)	—	—	(2,273)
Stock based compensation	—	—	13,561	—	—	13,561
Net loss	—	—	—	(35,029)	—	(35,029)
Other comprehensive loss	—	—	—	—	1,093	1,093
Balances at March 31, 2023	35,694,020	$36	$945,419	$(642,226)	$(2,001)	$301,228
Exercise of common stock options	83,058	—	1,455	—	—	1,455
Issuance of common stock upon release of restricted stock units	185,918	—	—	—	—	—
Shares withheld for tax obligations	(38,463)	—	(1,080)	—	—	(1,080)
Issuance of common stock under employee stock purchase plan	155,589	—	3,747	—	—	3,747
Stock based compensation	—	—	13,980	—	—	13,980
Net loss	—	—	—	(24,724)	—	(24,724)
Other comprehensive loss	—	—	—	—	144	144
Balances at June 30, 2023	36,080,122	$36	$963,521	$(666,950)	$(1,857)	$294,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(44,984)	$(59,753)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,066	3,212
Amortization of operating lease assets	2,000	2,198
Stock-based compensation expense	27,259	29,726
Amortization of intangibles	1,474	—
Amortization of premium (accretion of discount) on short-term investments	(2,224)	(1,771)
Provision for doubtful accounts	577	449
Write-down of inventory	667	2,837
Amortization of debt issuance costs	1,867	622
Non-cash interest expense	5,390	—
Change in fair value of warrants	(23,064)	—
Change in fair value of contingent consideration	4,431	—
Unrealized (gains) losses on foreign currency transactions	(334)	54
Changes in operating assets and liabilities
Accounts receivable	4,216	9,142
Inventories	(7,695)	(22,551)
Prepaid expenses and other current assets	(2,114)	(1,928)
Other assets	(341)	364
Accounts payable	1,616	3,769
Accrued liabilities	(11,913)	(7,484)
Other long-term liabilities	(1,660)	(2,702)
Net cash provided by (used in) operating activities	(40,766)	(43,816)
Cash flows from investing activities
Purchases of short-term investments	(98,078)	(93,578)
Proceeds from maturity of short-term investments	119,140	85,000
Payment for acquisition of business, net of cash acquired	(45)	—
Purchases of property and equipment	(5,223)	(4,796)
Net cash provided by (used in) investing activities	15,794	(13,374)
Cash flows from financing activities
Convertible notes debt issuance costs	(328)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(1,913)	(3,353)
Payment of contingent consideration established in purchase accounting	(4,964)	—
Proceeds from issuance of common stock to employees	2,722	5,202
Net cash provided by (used in) financing activities	(4,483)	1,849
Effect of exchange rate changes on cash and cash equivalents	(60)	154
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,515)	(55,187)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	104,823	120,979
Cash, cash equivalents and restricted cash at end of period	$75,308	$65,792
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$294	$435
Remeasurement of operating lease right-of-use assets for lease modification	$15,457	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements (the condensed consolidated financial statements) have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the Annual Report) filed with the Securities and Exchange Commission (SEC) on February 23, 2024. The condensed consolidated financial statements are prepared in U.S. dollars and include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023 and the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023. All such adjustments are of a normal and recurring nature. The interim financial data as of June 30, 2024 is not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net unrealized foreign currency gain (loss)	$(156)	$(278)	$196	$(145)
Net realized foreign currency gain (loss)	(66)	(9)	(388)	(137)

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 (Topic 740): Income Taxes: Improvements to Income Tax Disclosures which expands the existing rules on income tax disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis. The new disclosure requirements are effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands disclosure requirements to require entities to disclose significant segment expenses that are regularly provided to or easily computed from information regularly provided to the chief operating decision maker. This update also requires all annual disclosures currently required by Topic 280 to be disclosed in interim periods. The new disclosure requirements are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07.

2. Revenue

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$90,694	$92,961	$177,732	$175,282
International	13,467	15,848	28,328	29,854
Total revenue	$104,161	$108,809	$206,060	$205,136

The United States is the only country that accounts for 10% or more of the revenue during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	87%	85%	86%	85%

There were no customers that accounted for 10% or more of the Company’s revenue for each of the three and six months ended June 30, 2024 and 2023. Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of June 30, 2024 and December 31, 2023. For the three and six months ended June 30, 2024, the Company recognized bad debt expenses of $0.3 and $0.6 million, respectively. For the three and six months ended June 30, 2023, the Company recognized bad debt expenses of $0.3 million and $0.4 million, respectively.

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

In April 2024, the Company entered into an amendment to its office space located in Redwood City, California, which reduced the total office space to approximately 78,000 square feet, beginning on June 1, 2024 and ending on December 31, 2031. Pursuant to the lease amendment, the landlord provided the Company with a tenant improvement allowance of up to $4.7 million. The amendment increased the right-of-use asset and lease liability by $15.5 million.

The weighted average lease terms and discounts rates are as follows:

	June 30, 2024	December 31, 2023
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	7.41 years	2.86 years
Weighted-average discount rate	7.0%	7.0%

As of June 30, 2024, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2024, remaining months	$491
2025	545
2026	5,323
2027	5,508
2028	5,698
Thereafter	18,071
Total lease payments	35,636
Less: Interest	(11,377)
Present value of lease liabilities	$24,259

Lease payments in 2025 are net of a tenant improvement allowance of $4.7 million that the Company expects to receive in 2025.

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$1,221	$1,342	$2,563	$2,685

Supplemental balance sheet information are as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating Leases:
Operating lease assets	$22,401	$8,944

Other current liabilities	$369	$5,722
Long term operating lease liabilities	23,890	4,634
Total operating lease liabilities	$24,259	$10,356

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$591	$1,496	$1,989	$2,974

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

Balance as of June 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$54,078	$—	$—	$54,078
Agency bonds (ii)	—	20,966	—	20,966
Treasury bonds (ii)	178,025	—	—	178,025
Total assets	$232,103	$20,966	$—	$253,069

Balance as of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (i)	$82,886	$—	$—	$82,886
Agency bonds (ii)	—	99,054	—	99,054
Commercial paper (ii)	—	22,374	—	22,374
Corporate notes (ii)	—	3,490	—	3,490
Treasury bonds (ii)	93,588	—	—	93,588
Total assets	$176,474	$124,918	$—	$301,392

(i)
Included in cash and cash equivalents on the condensed consolidated balance sheets.
(ii)
Included in short-term investments on the condensed consolidated balance sheets.

Convertible Senior Notes

As of June 30, 2024 and December 31, 2023, the fair value of the 2.75% convertible senior notes due 2025 (the 2025 Notes) was $35.7 million and $35.6 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7 for additional information regarding the 2025 Notes).

Warrant Liability

In November 2023, the Company entered into a Credit Agreement and Guaranty (the Braidwell Credit Agreement) with Braidwell LP (together with its affiliates, Braidwell). In connection with the Braidwell Credit Agreement, the Company issued warrants (the Braidwell Warrants) to Braidwell to purchase an aggregate of approximately 2.58 million shares of the Company's common stock.

The Braidwell Warrants are valued using the Black Scholes valuation model and are considered Level 3 in the fair value hierarchy. As of June 30, 2024 and December 31, 2023, the fair value of the Braidwell Warrants was $5.7 million and $28.7 million, respectively. Assumptions for the warrant liability are as follows:

	June 30, 2024	December 31, 2023
Expected term (in years)	5.4	6.0
Expected volatility	53%	53%
Risk-free interest rate	4.08%	3.50%
Dividend yield	0%	0%

Contingent Consideration

In connection with the Company's acquisition of Interventional Pain Technologies, Inc. (Vyrsa) in the fourth quarter of 2023, the Company is subject to certain contingent consideration. Changes in the fair value of the contingent consideration liability for the six months ended June 30, 2024 were as follows (in thousands):

Balance as of December 31, 2023	$22,093
Change in fair value of contingent consideration	4,431
Contingent consideration payments	(9,804)
Balance as of June 30, 2024	$16,720

Upon the achievement of the regulatory approval milestone in the three months ended March 31, 2024, the Company accrued an additional $5.0 million and made contingent consideration payments of $9.8 million.

The regulatory approval milestone and product development milestone consideration are valued using the probability-weighted average discount cash flow model, and the revenue milestone consideration is valued using the Monte Carlo simulation model. The contingent consideration is considered Level 3 in the fair value hierarchy. As of June 30, 2024, the fair value of the contingent consideration related to the product development and revenue milestones were $1.7 million and $14.9 million, respectively. As of December 31, 2023, the fair value of the contingent consideration related to the regulatory approval, product development and revenue milestones were $5.0 million, $1.7 million and $15.5 million, respectively.

Significant unobservable inputs for the contingent consideration are as follows:

Contingent Liability	Fair Value at June 30, 2024	Valuation Technique	Unobservable Input	Range
Product Development	$1,668	Probability-Weighted	Probability of Payment	75%
Milestone		Average Discount	Risk-Free Rate	5.1% - 5.3%
		Cash Flow	Credit Spread	7.3%
			Projected Year of Payment	2025
Revenue Milestone	$14,856	Monte Carlo Simulation	Discount Rate	11.8% - 12.5%
			Revenue Volatility	13%
			Projected Year of Payment	2026 - 2027

Contingent Liability	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	Range
Regulatory Approval	$4,964	Probability-Weighted	Probability of Payment	80%
Milestone		Average Discount	Risk-Free Rate	5.2% — 5.3%
		Cash Flow	Credit Spread	4.3%
			Projected Year of Payment	2024
Product Development	$1,677	Probability-Weighted	Probability of Payment	50%
Milestone		Average Discount	Risk-Free Rate	4.9% — 5.1%
		Cash Flow	Credit Spread	4.3%
			Projected Year of Payment	2024 — 2025
Revenue Milestone	$15,452	Monte Carlo Simulation	Discount Rate	8.7% — 9.3%
			Revenue Volatility	17.0%
			Projected Year of Payment	2025 — 2027

5. Balance Sheet Components

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $54.1 million and $82.9 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use. The Company also held cash in foreign banks of approximately $13.2 million at June 30, 2024 and $9.4 million at December 31, 2023 that was not insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

	June 30, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$20,976	$1	$(11)	$20,966
Treasury bonds	178,433	19	(427)	178,025
Total securities	$199,409	$20	$(438)	$198,991

	December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$99,076	$68	$(90)	$99,054
Commercial paper	22,369	5	—	22,374
Corporate notes	3,491	—	(1)	3,490
Treasury bonds	93,312	317	(41)	93,588
Total securities	$218,248	$390	$(132)	$218,506

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of June 30, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$125,126	$124,995
Amounts maturing after one year through five years	74,283	73,996
Total investment securities	$199,409	$198,991

Inventories (in thousands)

	June 30,	December 31,
	2024	2023
Raw materials	$55,762	$64,974
Work in process	12,490	2,149
Finished goods	57,844	51,553
Total inventories	$126,096	$118,676

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

The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, there was an immaterial change to the carrying value of inventory recognized for the three months ended June 30, 2024 and for the three months ended June 30, 2023, the Company recognized a write-down of $1.6 million. For the six months ended June 30, 2024 and 2023, the Company had write-downs of $0.7 million and $2.8 million, respectively.

Property and Equipment, Net (in thousands)

	June 30,	December 31,
	2024	2023
Laboratory and manufacturing equipment	$16,084	$15,414
Computer equipment and software	15,710	15,451
Internally developed software	10,855	8,831
Furniture and fixtures	4,781	4,745
Leasehold improvements	10,933	10,924
Construction in process	5,930	4,865
Total	64,293	60,230
Less: Accumulated depreciation and amortization	(39,734)	(35,662)
Property and equipment, net	$24,559	$24,568

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Depreciation and amortization expense	$2,014	$1,671	$4,066	$3,212

Accrued Liabilities (in thousands)

	June 30,	December 31,
	2024	2023
Accrued payroll and related expenses	$20,452	$31,715
Accrued professional fees	1,009	2,909
Accrued taxes	1,552	1,482
Accrued clinical and research expenses	797	752
Accrued interest	1,171	1,123
Accrued warranty	2,200	1,531
Accrued other	11,741	5,785
Total accrued liabilities	$38,922	$45,297

6. Commitments and Contingencies

Operating Leases

In March 2015, the Company entered into a lease agreement for approximately 50,000 square feet of office space located in Redwood City, California for a period beginning on June 30, 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually during the final year of the lease term. In December 2016, the Company entered into a first amendment to the lease for an additional approximately 50,000 square feet of office space adjacent to the premises under the original lease (the Expansion Premises), with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term. The lease for the Expansion Premises commenced on June 1, 2018, and includes an expiration date of May 31, 2025. The first amendment extended the lease term for the original premises to terminate on the same date as the Expansion Premises. In April 2024, the Company entered into a second amendment which reduced the total office space to approximately 78,000 square feet, beginning on June 1, 2024 and ending on December 31, 2031, with initial annual payments of approximately $3.0 million, increasing to approximately $5.7 million during the final year of the lease term. Pursuant to the second lease amendment, the landlord provided the Company with a tenant improvement allowance of up to $4.7 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance	$2,004	$1,147	$1,531	$866
Provision for warranty	1,667	1,085	3,027	2,848
Utilization	(1,471)	(883)	(2,358)	(2,365)
Ending balance	$2,200	$1,349	$2,200	$1,349

Supply Agreements

The Company has entered into supply agreements with certain suppliers that require certain minimum annual purchase agreements. As of June 30, 2024, the Company had minimum annual purchase commitments of $6.3 million due for the remainder of 2024 and $4.9 million due in 2025. In addition, the Company renegotiated a supplier contract resulting in a one-time $6.0 million fee, recorded in accrued liabilities and expensed to cost of revenue as of June 30, 2024. The renegotiation reduced the Company’s future purchase commitments enabling the company to accelerate the move of inventory production to its Costa Rica facility.

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

Flathead Partners Litigation/Arbitration

On July 15, 2022, the Company filed a lawsuit in the U.S. District Court for the Northern District of California for breach of contract against Flathead Partners, LLC, the Mayo Foundation for Medical Education and Research, and Mayo Clinic Ventures (herein referred to as “Flathead Partners”). The Company’s suit alleged that Flathead Partners breached the 2006 license agreement between the Company and the Mayo Clinic (referred to in the Company’s 10-K filing as the “Mayo License”), when Flathead Partners unilaterally asserted control of pending U.S. Patent Application 16/286,389 (the “’389 Application”), which is subject to the Mayo License. The suit sought to enjoin the Flathead Partners from taking any action at the U.S. Patent Office with respect to the ‘389 Application, and to thereafter engage in an arbitration as called for in the Mayo License. On July 27, 2022, the Flathead Partners agreed to enter into an arbitration to determine which party shall have control of prosecution of the ‘389 Application, and whether there are ongoing royalty obligations under the Mayo License. Therefore, Nevro dismissed the lawsuit in the Northern District of California. The parties then engaged in an arbitration. An arbitration hearing was held during the week of September 11, 2023, and a ruling was issued on April 8, 2024 requiring that Flathead Partners transfer back to the Company the power to control and direct prosecution of the ‘389 Application and its patent family. The April 8, 2024 ruling also concluded that Nevro did not owe Flathead Partners royalties under the Mayo License. More specifically, the Arbitrator found that Flathead Partners had breached the Mayo License, and that the Company had not breached the Mayo License. The Arbitrator awarded the Company (i) $0.2 million in damages, paid by Flathead Partners in May 2024; (ii) the Company’s attorneys’ fees and costs for the Northern District of California litigation (a final amount to be awarded after accounting submissions in August 2024); and (iii) prejudgment interest at a rate of 10%, with prejudgment interest running from June 1, 2022 (a final amount to be calculated in August 2024).

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

7. Debt

2025 Notes and Convertible Note Hedge and Warrant Transactions

During the three months ended June 30, 2024, the conditions allowing holders of the 2025 Notes to convert have not been met. Therefore, the 2025 Notes are not convertible during the three months ended September 30, 2024. As of June 30, 2024, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.

The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	June 30,	December 31,
	2024	2023
Principal	$38,038	$38,038
Unamortized issuance cost	(197)	(326)
Net carrying amount	$37,841	$37,712

The following table sets forth the interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Contractual interest expense	$261	$1,304	$523	$2,610
Amortization of debt issuance costs	65	314	129	621
Total interest expense	$326	$1,618	$652	$3,231

Credit Agreement with Braidwell LP

The Braidwell Credit Agreement provides for a term loan facility in the amount of $200.0 million, which was funded in its entirety in November 2023. Loans borrowed pursuant to the Braidwell Credit Agreement (the Braidwell Term Loans) bear interest at a rate per annum equal to Term Secured Overnight Financing Rate (as defined in the Braidwell Credit Agreement and with a floor of 3.50%) plus 5.25%. At the option of the Company, a portion of the interest payable on the Braidwell Term Loans equal to (i) (a) on or prior to the first anniversary of the Closing Date (as defined in the Braidwell Credit Agreement), 5.25%, (b) following the first anniversary of the Closing Date and on or prior to the third anniversary of the Closing Date, 2.50% and (c) following the third anniversary of the Closing Date, 1.50%, may be paid in-kind rather than in cash. The portion of the interest payable that the Company elects to be paid-in-kind results in an increase to the principal of the Braidwell Term Loans, which for the three and six months ended June 30, 2024 was $2.8 million and $5.4 million, respectively. The Braidwell Term Loans do not amortize, and have a maturity date of November 30, 2029. As of June 30, 2024, the Company was in compliance with covenants under the Braidwell Credit Agreement.

The net carrying amount of the liability component of the Braidwell Term Loans was as follows (in thousands):

	June 30,	December 31,
	2024	2023
Principal	$213,191	$207,801
Unamortized issuance cost	(32,633)	(34,042)
Net carrying amount	$180,558	$173,759

The following table sets forth the interest expense recognized related to the Braidwell Term Loans (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Contractual interest expense	$5,524	$10,864
Amortization of debt issuance costs	891	1,737
Total interest expense	$6,415	$12,601

8. Goodwill and Intangible Assets

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. The gross carrying amount of goodwill was $38.2 million as of June 30, 2024 and December 31, 2023.

The following table presents details of the Company’s intangible assets (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Developed technology	$26,800	$(1,563)	$25,237
Customer relationships	800	(156)	644
Total	$27,600	$(1,719)	$25,881

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Developed technology	$26,800	$(223)	$26,577
Customer relationships	800	(23)	777
Total	$27,600	$(246)	$27,354

Future amortization expense of these intangibles assets as of June 30, 2024 is as follows (in thousands):

Future Amortization Expense
2024, remaining months	$1,474
2025	2,947
2026	2,924
2027	2,680
2028	2,680
Thereafter	13,176
Total future amortization expense	$25,881

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

The PSU grant activity is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Total shareholder return	6,110	$15.80	245,833	$20.89
Revenue targets	6,110	$11.53	245,844	$15.23
Total PSUs granted	12,220	$13.67	491,677	$18.06

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Total shareholder return	85,393	$44.68	172,924	$45.09
Revenue targets	85,395	$32.10	172,952	$32.20
Total PSUs granted	170,788	$38.39	345,876	$38.65

A summary of stock-based compensation expense by line items in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenue	803	670	1,362	1,112
Research and development	3,518	2,269	6,321	4,913
Sales, general and administrative	10,100	13,227	19,576	23,701
Total stock-based compensation expense	14,421	16,166	27,259	29,726

A summary of pre-tax stock-based compensation expense by category was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock Options	—	244	—	539
Restricted stock units	12,482	14,092	23,232	23,647
Performance stock units	1,579	1,334	3,163	4,166
Employee stock purchase plan	360	496	864	1,374
Total stock-based compensation expense	14,421	16,166	27,259	29,726

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

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss, basic and diluted	$(19,575)	$(24,724)	$(44,984)	$(59,753)
Weighted average shares used to compute basic and diluted net loss per share	36,936,867	35,921,539	36,702,118	35,753,112
Net loss per share, basic and diluted	$(0.53)	$(0.69)	$(1.23)	$(1.67)

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	June 30,
	2024	2023
Unreleased restricted stock and performance stock units	4,833,070	2,591,591
Options to purchase common stock	376,634	497,493
Convertible senior notes	362,267	1,807,141
Warrants related to the issuance of convertible senior notes	1,807,141	1,807,141
Warrants related to term debt	2,587,742	—
Total	9,966,854	6,703,366

11. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. The Company recorded an expense for matching contributions of $0.7 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $3.0 million and $3.1 million for the six months ended June 30, 2024 and 2023.

12. Restructuring

On January 6, 2024, the Company approved a restructuring plan to accelerate its path to profitability that included laying off 63 employees, which represented approximately 5% of the Company’s total number of employees. Operating expenses for the three months ended March 31, 2024 reflected a $5.5 million restructuring charge, consisting of one-time severance and other termination benefit costs. On May 5, 2024, the Company approved additional restructuring steps to further accelerate its path to profitability. Operating expenses for the three months ended June 30, 2024 reflected a $4.6 million restructuring charge, consisting of one-time severance and other termination benefit costs. As of June 30, 2024, substantially all severance and other termination benefit amounts have been paid.

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

Overview

We are a global medical device company focused on delivering comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in chronic pain treatment. We have developed and commercialized our HFX™ spinal cord stimulation (SCS) platform, which includes the Senza® SCS system, an evidence-based neuromodulation system for the treatment of chronic pain, with the Senza® HFX iQ™ platform being our latest addition to the Senza family of products. Our HFX solution is approved to deliver a versatile range of waveforms, including our proprietary, paresthesia-free 10 kHz Therapy. Our 10 kHz Therapy was demonstrated in our SENZA randomized controlled trial (RCT) to be superior to traditional SCS therapy, with 10 kHz Therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy. In addition to the original approval of our therapy in back and leg pain, we received approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) in July 2021 in the United States. We received expanded labeling in non-surgical back pain (NSBP) in January 2022 in the United States. Our SENZA-RCT study, along with our SENZA-PDN clinical study, SENZA-NSRBP clinical study and European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.3 billion global SCS market by treating patients with debilitating chronic pain, including back and leg pain, NSBP and PDN.

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

In November 2023, we acquired Vyrsa Technologies (Vyrsa), who developed and manufactured a portfolio of Sacroiliac (SI) Joint Fusion devices, expanding our chronic pain portfolio to treat patients diagnosed with SI Joint Dysfunction. With the addition of SI Joint to our pain portfolio, we are able to enter a growing market that builds upon our current customer base, leverages our existing sales force and the addition of the NevroV1™, NevroFix™ and NevroPro™ SI Joint products to our portfolio provides physicians we work with today with another option for treating their chronic pain patients.

In April 2023, we enrolled the first patient in our PDN Sensory study, the first prospective RCT to assess the restoration of neurological function as a primary objective in patients with intractable PDN. The study will enroll up to 236 patients at multiple sites across the United States. Patients will be randomized to conventional medical management (CMM) or 10 kHz Therapy plus CMM, with optional crossover to the other treatment arm at 6 months if those specific criteria are met. Given that enrollment was proceeding ahead of schedule, we executed a pre-planned pause in enrollment in May 2024 to allow for an interim primary endpoint analysis by an independent statistician of all subjects who are randomized to date. With this milestone, we hope to bring the results of this study to physicians sooner than initially contemplated to potentially accelerate adoption. We still may return to enrolling additional patients in the future.

The tables below set forth our revenue from U.S. and international sales the past ten quarters on a quarterly basis and total revenue for each of the past five full fiscal years.

	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024
Revenue from:	(in millions)
U.S. sales	$73.2	$89.0	$86.1	$99.8	$82.3	$93.0	$89.8	$101.5	$87.0	$90.7
International sales	14.6	15.2	14.3	14.1	14.0	15.8	14.1	14.7	14.9	13.5
Total sales revenue	$87.8	$104.2	$100.5	$113.8	$96.3	$108.8	$103.9	$116.2	$101.9	$104.2

	2019	2020	2021	2022	2023	Six Months Ended June 30, 2024
Revenue from:	(in millions)
U.S. sales	$326.0	$311.9	$326.2	$348.2	$366.6	$177.8
International sales	64.3	50.2	60.7	58.2	58.6	28.3
Total sales revenue	$390.3	$362.0	$386.9	$406.4	$425.2	$206.1

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of June 30, 2024 was $744.4 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10 kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, including building out a sales organization that targets physician specialties involved in PDN treatment decisions, as well as in research and development (R&D), and in conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

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

Macroeconomic Conditions

Our business and financial performance are significantly impacted by macroeconomic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russian and Ukraine, the conflict in the Middle East, political instability, supply chain constraints, market uncertainty, volatility in exchange rates, inflationary trends, lower consumer confidence and evolving dynamics in the global trade environment have impacted our business and financial performance. Such economic impacts could also impact the decision of patients and customers to seek and undertake elective procedures which would adversely impact our revenue and results of operations.

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

Reimbursement and Coverage Decisions by Third-Party Payors

Healthcare providers in the United States generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of our products and the related implant procedure for patients. The revenue we are able to generate from sales of our products depends in large part on the availability of reimbursement from such payors. Currently, there is a National Coverage Determination (NCD 160.7) that provides the conditions for coverage by Medicare as a late (if not last) resort for patients with chronic intractable pain. This broad coverage is inclusive of all our approved indications such as Failed Back Surgery Syndrome, Painful Diabetic Neuropathy (PDN), and Non Surgical Refractory Back Pain (NSBP). The local Medicare Administrative Contractors (MACs) cannot be more restrictive in coverage than this NCD. Only one MAC, Noridian, still has a Local Coverage Determination (LCD) which does not limit based on indications but does have a finite list of diagnosis they deem to meet medical necessity criteria. Decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is a covered benefit under the patient's existing policies. These payors may deny pre-service prior authorization if they determine that the device or procedure is not medically necessary for the patient and used in accordance with the payor’s coverage policy. Pre-service denials are able to be appealed through various channels with medical necessity decisions often made by third-parties based on an individual patient’s medical history.

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

Effective April 14, 2024, Carelon and Anthem BCBS updated their medical policy to explicitly cover PDN. These health plans cover approximately 44 million covered lives and brings total PDN coverage to over 250 million covered lives.

With respect to both PDN and NSBP, there are still some payors that have not yet updated their policies to expressly cover SCS procedures, including in the case of PDN, Cigna and Humana. Nevro’s Patient Access team supports case-by-case approvals for these indications with these payors, however, a significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.

We are working to expand payor coverage to include the use of our 10 kHz Therapy for the management of PDN and NSBP. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful.

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. We have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. The manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $0.7 million for the six months ended June 30, 2024 and $2.1 million for the year ended December 31, 2023.

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

The SENZA-PDN study was one of the largest RCT conducted in the field of spinal cord stimulation with 216 randomized patients. The study evaluated paresthesia-free 10 kHz Therapy among patients diagnosed with PDN and refractory to CMM. Patients were randomized one-to-one to CMM alone or CMM with 10 kHz Therapy. A crossover study design was used, where subjects who did not have adequate pain relief at 6 months were given the option to cross over to the other treatment arm. Subjects were followed for 24 months, with subjects who crossed over from CMM alone to CMM with 10 kHz Therapy followed for 24 months post-implantation. In April 2021, the six-month data were published online in JAMA Neurology. In July 2021, the FDA approved the Senza System for the treatment of chronic intractable pain of the lower limbs, including unilateral and bilateral pain, associated with PDN. This approval is specific to Nevro’s unique 10 kHz SCS stimulation, and the Senza system was the first spinal cord stimulation system approved by the FDA with a specific indication to treat PDN. In September 2022, the study was completed, and the study results have been presented at numerous conferences and published in multiple journal publications.

Our other large RCT, the SENZA-NSRBP study, was executed to support the new indication for treatment of non-surgical back pain (NSBP) which includes patients with NSBP. NSBP is defined as chronic back pain in patients who have not had previous spine surgery, and based on an assessment from a spine surgeon, are not surgical candidates. The study compared patients receiving 10 kHz Therapy plus CMM to patients receiving CMM alone. In January 2022, the FDA approved the Senza System as an aid in the management of NSBP (intractable back pain without prior surgery and not a candidate for back surgery) based on 6 month efficacy data showing profound improvements in pain and function with 10 kHz Therapy over CMM alone. At the 2022 NANS conference, we presented our 12-month results, including six-month crossover patient data, for the SENZA-NSRBP study. Key findings at 12 months showed profound improvements in pain relief, function, quality of life measures, awareness of positive change and reduction in daily opioid use in NSBP patients receiving 10 kHz Therapy at 12-months post-implant. Results also included comparable improvements for patients that crossed over from CMM to 10 kHz after 6 months. In February 2022, the SENZA-NSRBP 12-month results were published online in the Journal of Neurosurgery: Spine. Finally, in January 2023, we presented the full 24-month results from the SENZA-NSRBP study at the 2023 NANS conference, and the full manuscript reporting the 24-month results was published in Journal of Neurosurgery: Spine in November 2023. We have utilized this 24-month publication in our Patient Access efforts by successfully obtaining case-by-case prior authorization approvals in the absence of defined payor medical policies or explicit non-coverage policies. We expect that this 24-month publication will be critical in efforts to expand payor coverage for this patient cohort.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements. There have been no other significant or material changes in our critical accounting policies during the six months ended June 30, 2024 to the items we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report.

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

Revenue from sales fluctuates based on the selling price of the products, as the average sales price of our products vary geographically and by the generation of the product sold, and based on the mix of sales by geography. Our revenue from international sales can also be significantly impacted by fluctuations in foreign currency exchange rates, as our sales are denominated in the local currency in the countries in which we sell our products.

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

Operating Expenses

Our operating expenses consist of R&D expense and sales, general and administrative (SG&A) expenses, amortization of intangibles and change in fair value of contingent consideration. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, bonus incentives, benefits, stock-based compensation and sales commissions.

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

In 2021, we established a sales organization to support the launch of our PDN indication in the U.S. This sales organization targets physician specialties involved in PDN treatment decisions, including primary care physicians, endocrinologists, internal medicine and podiatrists, to create awareness of 10 kHz Therapy to treat PDN patients. We have continued to invest significant spend in marketing efforts in order to generate additional sales opportunities. Additionally, we have made substantial investments in our U.S. commercial infrastructure to support our commercialization efforts in the United States. We expect SG&A expenses to decrease as a percent of revenue as we engage in activities that leverage our existing sales and marketing personnel to support the commercialization of our products in the United States.

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

Change in Fair Value of Contingent Consideration. Our acquisition of Vyrsa includes a contingent consideration arrangement, for which we recognized a liability equal to the fair value of the contingent payments we expect to make. We re-measure this liability each reporting period and record any changes in fair value. Changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving milestones may result in changes in the fair value.

Interest Income and Interest Expense

Interest income consists primarily of interest income earned on our investments and interest expense consists of interest paid on our outstanding debt and the amortization of debt discount and debt issuance costs.

Change in Fair Value of Warrants

The value of the Braidwell Warrants are remeasured to the Fair Market Value at the end of each reporting period while they remain outstanding. The change in the fair value of these warrants are recorded as change in fair value of warrants in our condensed consolidated statements of operations.

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

Consolidated Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,
	2024	2023	Change
(in thousands)
Revenue	$104,161	$108,809	$(4,648)
Cost of revenue	36,694	34,366	2,328
Gross profit	$67,467	$74,443	$(6,976)
Gross margin	65%	68%	(3)%

Revenue. Revenue decreased to $104.2 million in the three months ended June 30, 2024 from $108.8 million in the three months ended June 30, 2023, a decrease of $4.6 million, or 4%. Revenue in the United States was $90.7 million in the three months ended June 30, 2024, a 2% decrease from $93.0 million in the three months ended June 30, 2023. International revenue was $13.5 million in the three months ended June 30, 2024, compared to $15.8 million in the three months ended June 30, 2023. Revenue decreased primarily due to a decrease in our trial and permanent implant volumes from the prior year.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $36.7 million in the three months ended June 30, 2024 from $34.4 million in the three months ended June 30, 2023, an increase of $2.3 million, or 7%. This was primarily driven by a $6.0 million one-time charge due to a supplier contract renegotiation, partially offset by a decrease of $3.7 million due to a decrease in units sold and product mix. Gross profit decreased to $67.5 million in the three months ended June 30, 2024 from $74.4 million in the three months ended June 30, 2023, a decrease of $7.0 million. Gross profit as a percentage of revenue, or gross margin, was 65% in the three months ended June 30, 2024, compared to 68% in the three months ended June 30, 2023.

Operating Expenses

	Three Months Ended June 30,
	2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$14,117	14%	$13,320	12%	$797
Sales, general and administrative	76,774	74%	86,762	80%	(9,988)
Amortization of intangibles	737	1%	—	0%	737
Change in fair value of contingent consideration	960	1%	—	0%	960
Total operating expenses	$92,588	89%	$100,082	92%	$(7,494)

Research and Development Expense. R&D increased to $14.1 million in the three months ended June 30, 2024, from $13.3 million in the three months ended June 30, 2023, an increase of $0.8 million, or 6%. The increase was primarily due to an increase in personnel expenses of $0.9 million and clinical trials expenses of $0.7 million, partially offset by a decrease in development expenses of $0.4 million and office expenses of $0.3 million.

Sales, General and Administrative Expense. SG&A expenses decreased to $76.8 million in the three months ended June 30, 2024, from $86.8 million in the three months ended June 30, 2023, a decrease of $10.0 million, or 12%. The decrease was primarily due to decreases in litigation related expenses of $5.1 million, personnel related expenses of $3.7 million, marketing promotions of $1.2 million, travel and meeting expenses of $0.5 million, partially offset by increases in employee and physician training expenses of $1.1 million.

Amortization of Intangibles. Our amortization expense relates to intangible assets acquired in a business combination or asset acquisition. In the fourth quarter of 2023, we acquired Interventional Pain Technologies, Inc. (Vyrsa), which included $27.6 million of intangible assets. We recorded amortization of $0.7 million in the three months ended June 30, 2024 related to these intangibles.

Change in Fair Value of Contingent Consideration. To recognize changes in the fair value of our contingent consideration liability, we recorded net expenses of $1.0 million in the three months ended June 30, 2024.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended June 30,
	2024	2023	Change
(in thousands)
Interest income	$3,317	$3,348	$(31)
Interest expense	(6,741)	(1,618)	(5,123)
Change in fair market value of warrants	9,504	—	9,504
Other income (expense), net	(272)	(338)	66
Provision for income taxes	262	477	(215)

Interest Income. Interest income remained steady at $3.3 million in each of three months ended June 30, 2024 and 2023.

Interest Expense. Interest expense increased to $6.7 million in the three months ended June 30, 2024 from $1.6 million in the three months ended June 30, 2023. In November 2023, we entered into the Braidwell Credit Agreement, from which we recorded $5.5 million in interest expense and $0.9 million in the amortization of debt issuance costs in the three months ended June 30, 2024. The increase of interest expense from the Braidwell Credit Agreement was partially offset by a decrease of $1.3 million in interest expense and amortization of debt issuance costs for the 2025 Notes, due to our repurchase of $151.7 million in principal of our 2025 Notes in December 2023.

Change in Fair Value of Warrants. The value of the outstanding Braidwell Warrants requires remeasurement at each reporting date. The change in the fair value of these warrants was a gain of $9.5 million in the three months ended June 30, 2024.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances.

Provision for Income Taxes. Income tax expense was $0.3 million in the three months ended June 30, 2024 and $0.5 million in the three months ended June 30, 2023. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Comparison of the six months ended June 30, 2024 and 2023

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,
	2024	2023	Change
(in thousands)
Revenue	$206,060	$205,136	$924
Cost of revenue	67,065	66,069	996
Gross profit	$138,995	$139,067	$(72)
Gross margin	67%	68%	(1)%

Revenue. Revenue increased to $206.1 million in the six months ended June 30, 2024 from $205.1 million in the six months ended June 30, 2023, an increase of $0.9 million, or 0.5%. Revenue in the United States was $177.7 million in the six months ended June 30, 2024, a 1% increase from $175.3 million in the six months ended June 30, 2023. International revenue was $28.3 million in the six months ended June 30, 2024, compared to $29.9 million in the six months ended June 30, 2023. Revenue decreased primarily due to a decrease in our trial and permanent implant volumes from the prior year.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $67.1 million in the six months ended June 30, 2024 from $66.1 million in the six months ended June 30, 2023, an increase of $1.0 million, or 2%. This was primarily driven by a $6.0 million one-time charge due to a supplier contract renegotiation, primarily offset by a decrease of $4.9 million due to product mix. Gross profit decreased slightly to $139.0 million in the six months ended June 30, 2024 from $139.1 million in the six months ended June 30, 2023, a decrease of $0.1 million. Gross profit as a percentage of revenue, or gross margin, was 67% for the six months ended June 30, 2024 compared to 68% for the six months ended June 30, 2023.

Operating Expenses

	Six Months Ended June 30,
	2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$28,945	14%	$28,075	14%	$870
Sales, general and administrative	165,100	80%	172,954	84%	(7,854)
Amortization of intangibles	1,474	1%	—	0%	1,474
Change in fair value of contingent consideration	4,431	2%	—	0%	4,431
Total operating expenses	$199,950	97%	$201,029	98%	$(1,079)

Research and Development Expense. R&D expenses increased to $28.9 million in the six months ended June 30, 2024, from $28.1 million in the six months ended June 30, 2023, an increase of $0.9 million, or 3%. The increase was primarily due to an increase in personnel expenses of $1.1 million and clinical trial expenses of $1.2 million, partially offset by lower regulatory fees of $0.4 million, development expenses of $0.5 million, and office expenses of $0.3 million.

Sales, General and Administrative Expense. SG&A expenses decreased to $165.1 million in the six months ended June 30, 2024, from $173.0 million in the six months ended June 30, 2023, a decrease of $7.9 million, or 5%. The decrease was primarily due to decreases in litigation related expenses of $6.3 million, marketing promotions of $2.4 million and conference expenses of $1.1 million, partially offset by increases in employee and physician training expenses of $1.6 million and software and subscription expenses of $1.1 million.

Amortization of Intangibles. Our amortization expense relates to intangible assets acquired in a business combination or asset acquisition. In the fourth quarter of 2023, we acquired Vyrsa, which included $27.6 million of intangible assets. We recorded amortization of $1.5 million in the six months ended June 30, 2024 related to these intangibles.

Change in Fair Value of Contingent Consideration. To recognize changes in the fair value of our contingent consideration liability, we recorded net expenses of $4.4 million in the six months ended June 30, 2024.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Six Months Ended June 30,
	2024	2023	Change
(in thousands)
Interest income	$7,097	$6,626	$471
Interest expense	(13,253)	(3,231)	(10,022)
Change in fair market value of warrants	23,064	—	23,064
Other income (expense), net	(293)	(384)	91
Provision for income taxes	644	802	(158)

Interest Income. Interest income increased to $7.1 million in the six months ended June 30, 2024 from $6.6 million in the six months ended June 30, 2023, primarily due to a higher average investment return rates during 2024.

Interest Expense. Interest expense increased to $13.3 million in the six months ended June 30, 2024 from $3.2 million in the six months ended June 30, 2023. In November 2023, we entered into the Braidwell Credit Agreement, from which we recorded $10.9 million in interest expense and $1.7 million in the amortization of debt issuance costs in the six months ended June 30, 2024. The increase of interest expense from the Braidwell Credit Agreement was offset by a decrease of $2.6 million in interest expense and amortization of debt issuance costs for the 2025 Notes, due to our repurchase of $151.7 million in principal of our 2025 Notes.

Change in Fair Value of Warrants. The value of the outstanding Braidwell Warrants requires remeasurement at each reporting date. The change in the fair value of these warrants was a gain of $23.1 million in the six months ended June 30, 2024.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances.

Provision for Income Taxes. Income tax expense was $0.6 million in the six months ended June 30, 2024 and $0.8 million in the six months ended June 30, 2023. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through revenue generated from our operations, private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021 (2021 Notes). In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025. Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense, was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. In November 2023, we entered into the Braidwell Credit Agreement for $200.0 million, and we used portions of the proceeds to repurchase $151.7 million of our 2025 Notes. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $273.7 million. Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

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

Our success depends, in part, upon our ability to establish a competitive position in the neuromodulation market by securing broad market acceptance of our 10 kHz Therapy and our Senza product platform for the treatment of chronic pain conditions, as well as our ability to gain market acceptance for other products, such as our SI Joint product portfolio. Any product we develop that achieves regulatory clearance or approval will have to compete for market acceptance and market share. We face significant competition in the United States and internationally, which we believe will intensify as we continue to commercialize in the United States. For example, our major competitors, Medtronic, Boston Scientific and Abbott Laboratories, each have approved neuromodulation systems in at least the United States, Europe and Australia and have been established for several years. In addition to these major competitors, we may also face competition from other emerging competitors and smaller companies with active neuromodulation system development programs that may emerge in the future.

If we are unable to raise, or have access, to sufficient funds when needed, we may be required to delay, reduce, or terminate some or all of our commercial development plans.

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2024	2023
(in thousands)
Net cash provided by (used in)
Operating activities	$(40,766)	$(43,816)
Investing activities	15,794	(13,374)
Financing activities	(4,483)	1,849
Effect of exchange rate on cash flows	(60)	154
Net decrease in cash, cash equivalents and restricted cash	$(29,515)	$(55,187)

Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $40.8 million in the six months ended June 30, 2024, compared to $43.8 million in the six months ended June 30, 2023. In the six months ended June 30, 2024, net cash used in operating activities was primarily a result of the net loss recorded during the period of $45.0 million. The cash used in operating activities for the six months ended June 30, 2024 was affected by a decrease in accounts payable and accrued liabilities of $10.3 million and change in fair value of warrants of $23.1 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $27.3 million, non-cash interest expense of $5.4 million, change in fair value of contingent consideration of $4.4 million and a decrease in accounts receivable of $4.2 million. In the six months ended June 30, 2023, net cash used in operating activities was primarily a result of the net loss recorded during the period of $59.8 million, as well as increases in inventory of $22.6 million, decreases in accounts payable and accrued liabilities of $3.7 million and decreases in other long term liabilities of $2.7 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of

$29.7 million, depreciation and amortization of $3.2 million, write-down of inventory of $2.8 million and amortization of operating lease assets of $2.2 million, as well as decreases in accounts receivable of $9.1 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds from the maturity of short-term investments of $21.1 million in the six months ended June 30, 2024 and had net purchases of short-term investments of $8.6 million in the six months ended June 30, 2023. We also had purchases of property and equipment of $5.2 million and $4.8 million in the six months ended June 30, 2024 and 2023, respectively.

Cash Provided by (Used in) Financing Activities. Financing activities consisted primarily of tax withholdings for net share settlement and cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan. In the six months ended June 30, 2024, we had proceeds from issuance of common stock of $2.7 million, offset by tax withholdings of $1.9 million. Additionally, during the six months ended June 30, 2024, we made a $5.0 million payment related to the contingent consideration. In the six months ended June 30, 2023, we had proceeds from issuance of common stock of $5.2 million, offset by tax withholdings of $3.4 million.

Restructuring

On January 6, 2024, the Company approved a restructuring plan to accelerate its path to profitability that included laying off 63 employees, which represented approximately 5% of the Company’s total number of employees. Operating expenses for the three months ended March 31, 2024 reflected a $5.5 million restructuring charge, consisting of one-time severance and other termination benefit costs. On May 5, 2024, the Company approved additional restructuring steps to further accelerate its path to profitability. Operating expenses for the three months ended June 30, 2024 reflected a $4.6 million restructuring charge, consisting of one-time severance and other termination benefit costs. As of June 30, 2024, substantially all severance and other termination benefit amounts have been paid.

Contractual Obligations and Commitments

We have lease obligations primarily consisting of operating leases for our principal offices, which expire as set forth below, and for our warehouse space. In 2020, we also entered into an operating lease for a manufacturing facility with an expiration date of June 2031.

In March 2015, we entered into a lease agreement for approximately 50,740 square feet of office space located in Redwood City, California for a period beginning in June 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually in the final year of the lease term. In December 2016, we entered into a first amendment to the lease for an additional approximately 49,980 square feet of office space adjacent to the premises under the original lease (the Expansion Premises) with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term. The lease for the Expansion Premises commenced on June 1, 2018. The first amendment also extends the lease term for the original premises to terminate on the same date as the amended lease, which is May 31, 2025. In April 2024, we entered into an amendment which reduced the total office space to approximately 77,620 square feet, beginning June 1, 2024 through December 31, 2031, with annual payments of $3.0 million, increasing to $5.7 million in the final year of the amended lease term. See Note 6, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements for additional information.

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

We have entered into supply agreements with certain suppliers that require certain minimum annual purchase agreements. As of June 30, 2024, we had minimum annual purchase commitments of $6.3 million due for the remainder of 2024 and $4.9 million due in 2025. In addition, we renegotiated a supplier contract resulting in a one-time $6.0 million fee, expensed as of June 30, 2024. The renegotiation reduced the Company’s future purchase commitments enabling the company to accelerate the move of inventory production to its Costa Rica facility.

As of June 30, 2024, our contractual obligations related to the 2025 Notes are payments of interest of $0.5 million due for the remainder of 2024 and payments of interest and principal totaling $38.6 million due in April 2025.

As of June 30, 2024, our contractual obligations related to the Braidwell Term Loan are payments of interest of $5.7 million due for the remainder of 2024, $17.5 million due in 2025, $18.1 million due in 2026 and $20.5 million due in 2027, as well as payments of interest, principal and fees totaling $46.3 million due in 2028 and $232.3 million in 2029.

Off-Balance Sheet Arrangements

Through June 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements within this report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	5/24/2019	3.1

3.3	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

3.4	Amendment to Amended and Restated Bylaws.	8-K	5/24/2019	3.2

4.1	Reference is made to Exhibits 3.1 to 3.3.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	Second Supplemental	8-K	4/7/2020	4.2

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith
Indenture, dated April 6, 2020, by and between Nevro Corp. and Wilmington Trust, National Association, as Trustee.

4.5	Form of 2.75% Senior Convertible Note Due 2025 (included in Exhibit 4.5).	8-K	4/7/2020	4.3

4.6	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2020	4.6

4.7	Form of Warrant to Purchase Common Stock of Nevro Corp.	8-K	12/1/2023	4.1

10.1	Nevro Corp. Non-Employee Director Compensation Program, as amended.				X

10.2#	Promotion Letter, dated May 2, 2024, by and between Christofer Christoforou and the Company				X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy				X

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith
Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

NEVRO CORP.
(Registrant)

Date: August 6, 2024	/s/ KEVIN THORNAL
Kevin Thornal
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	/s/ RODERICK H. MACLEOD
Roderick H. MacLeod
Chief Financial Officer (Principal Financial Officer)