Form 10-Q
period 2024-09-30
NEVRO CORP
filed 2024-11-12
CIK 1444380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 6, 2024, there were 37,471,622 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Nevro Corp.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Nevro Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$71,982	$104,217
Short-term investments	205,056	218,506
Accounts receivable, net of allowance for doubtful accounts of $1,292 and $1,048 at September 30, 2024 and December 31, 2023, respectively	70,601	79,377
Inventories	120,412	118,676
Prepaid expenses and other current assets	11,189	10,145
Total current assets	479,240	530,921
Property and equipment, net	24,928	24,568
Operating lease assets	21,776	8,944
Goodwill	38,209	38,164
Intangible assets, net	25,144	27,354
Other assets	5,745	5,156
Restricted cash	606	606
Total assets	$595,648	$635,713
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$20,309	$22,520
Accrued liabilities	34,943	45,297
Short-term debt	37,906	—
Contingent liabilities, current portion	1,912	9,836
Other current liabilities	343	5,722
Total current liabilities	95,413	83,375
Long-term debt	184,364	211,471
Long-term operating lease liabilities	24,321	4,634
Contingent liabilities, non-current portion	13,501	12,257
Warrant liability	2,238	28,739
Other long-term liabilities	2,168	2,092
Total liabilities	322,005	342,568
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; zero shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at September 30, 2024 and December 31, 2023; 38,111,415 and 37,044,390 shares issued at September 30, 2024 and December 31, 2023, respectively; 37,439,555 and 36,361,474 shares outstanding at September 30, 2024 and December 31, 2023, respectively	37	36
Additional paid-in capital	1,031,899	992,762
Accumulated other comprehensive income (loss)	1,445	(243)
Accumulated deficit	(759,738)	(699,410)
Total stockholders’ equity	273,643	293,145
Total liabilities and stockholders’ equity	$595,648	$635,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$96,910	$103,862	$302,970	$308,998
Cost of revenue (1)	32,296	34,346	99,361	100,415
Gross profit	64,614	69,516	203,609	208,583
Operating expenses
Research and development	10,579	13,923	39,524	41,998
Sales, general and administrative	68,471	81,152	233,571	254,106
Amortization of intangibles	737	—	2,211	—
Change in fair value of contingent consideration	(1,307)	—	3,124	—
Total operating expenses	78,480	95,075	278,430	296,104
Loss from operations	(13,866)	(25,559)	(74,821)	(87,521)
Interest income	3,226	3,594	10,323	10,220
Interest expense	(7,008)	(1,618)	(20,261)	(4,849)
Change in fair market value of warrants	3,438	—	26,502	—
Other income (expense), net	(854)	234	(1,147)	(150)
Loss before income taxes	(15,064)	(23,349)	(59,404)	(82,300)
Provision for income taxes	280	130	924	932
Net loss	(15,344)	(23,479)	(60,328)	(83,232)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	1,337	(765)	1,125	77
Changes in unrealized gains on short-term investments, net	1,239	470	563	865
Net change in other comprehensive income (loss)	2,576	(295)	1,688	942
Comprehensive loss	$(12,768)	$(23,774)	$(58,640)	$(82,290)
Net loss per common share, basic and diluted	$(0.41)	$(0.65)	$(1.63)	$(2.32)
Weighted average number of shares used to compute basic and diluted net loss per share	37,324,907	36,142,255	36,911,231	35,882,826

(1) Exclusive of amortization of intangible assets, which is shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

For the three and nine months ended September 30, 2024

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2023	36,361,474	$36	$992,762	$(699,410)	$(243)	$293,145
Issuance of common stock upon release of restricted stock units	408,083	—	—	—	—	—
Shares withheld for tax obligations	(82,727)	—	(1,251)	—	—	(1,251)
Stock based compensation	—	—	12,837	—	—	12,837
Net loss	—	—	—	(25,409)	—	(25,409)
Other comprehensive loss	—	—	—	—	(781)	(781)
Balances at March 31, 2024	36,686,830	$36	$1,004,348	$(724,819)	$(1,024)	$278,541
Issuance of common stock upon release of restricted stock units	275,513	—	—	—	—	—
Shares withheld for tax obligations	(61,316)	—	(662)	—	—	(662)
Issuance of common stock under employee stock purchase plan	303,187	1	2,721	—	—	2,722
Stock based compensation	—	—	13,334	—	—	13,334
Net loss	—	—	—	(19,575)	—	(19,575)
Other comprehensive loss	—	—	—	—	(107)	(107)
Balances at June 30, 2024	37,204,214	$37	$1,019,741	$(744,394)	$(1,131)	$274,253
Issuance of common stock upon release of restricted stock units	293,361	—	—	—	—	—
Shares withheld for tax obligations	(58,020)	—	(360)	—	—	(360)
Stock based compensation	—	—	12,518		—	12,518
Net loss	—	—	—	(15,344)	—	(15,344)
Other comprehensive income	—	—	—	—	2,576	2,576
Balances at September 30, 2024	37,439,555	$37	$1,031,899	$(759,738)	$1,445	$273,643

For the three and nine months ended September 30, 2023

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	35,520,507	$35	$934,132	$(607,197)	$(3,094)	$323,876
Issuance of common stock upon release of restricted stock units	243,276	1	(1)	—	—	—
Shares withheld for tax obligations	(69,763)	—	(2,273)	—	—	(2,273)
Stock based compensation	—	—	13,561	—	—	13,561
Net loss	—	—	—	(35,029)	—	(35,029)
Other comprehensive income	—	—	—	—	1,093	1,093
Balances at March 31, 2023	35,694,020	$36	$945,419	$(642,226)	$(2,001)	$301,228
Exercise of common stock options	83,058	—	1,455	—	—	1,455
Issuance of common stock upon release of restricted stock units	185,918	—	—	—	—	—
Shares withheld for tax obligations	(38,463)	—	(1,080)	—	—	(1,080)
Issuance of common stock under employee stock purchase plan	155,589	—	3,747	—	—	3,747
Stock based compensation	—	—	13,980	—	—	13,980
Net loss	—	—	—	(24,724)	—	(24,724)
Other comprehensive income	—	—	—	—	144	144
Balances at June 30, 2023	36,080,122	$36	$963,521	$(666,950)	$(1,857)	$294,750
Issuance of common stock upon release of restricted stock units	151,148	—	—	—	—	—
Shares withheld for tax obligations	(44,224)	—	(1,012)	—	—	(1,012)
Stock based compensation	—	—	15,702	—	—	15,702
Net loss	—	—	—	(23,479)	—	(23,479)
Other comprehensive loss	—	—	—	—	(295)	(295)
Balances at September 30, 2023	36,187,046	$36	$978,211	$(690,429)	$(2,152)	$285,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(60,328)	$(83,232)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,974	4,935
Amortization of operating lease assets	2,625	3,330
Stock-based compensation expense	38,682	43,249
Amortization of intangibles	2,211	—
Amortization of premium (accretion of discount) on short-term investments	(3,186)	(2,766)
Provision for doubtful accounts	936	391
Write-down of inventory	1,515	2,969
Loss on disposal of equipment	328	—
Amortization of debt issuance costs	2,898	935
Non-cash interest expense	8,230	—
Change in fair value of warrants	(26,502)	—
Change in fair value of contingent consideration	3,124	—
Unrealized (gains) losses on foreign currency transactions	459	(492)
Changes in operating assets and liabilities
Accounts receivable	7,547	9,350
Inventories	(3,672)	(24,834)
Prepaid expenses and other current assets	(1,179)	(362)
Other assets	(591)	208
Accounts payable	(1,047)	2,050
Accrued liabilities	(14,829)	(1,554)
Other long-term liabilities	(1,229)	(4,083)
Net cash provided by (used in) operating activities	(38,034)	(49,906)
Cash flows from investing activities
Purchases of short-term investments	(134,442)	(169,869)
Proceeds from maturity of short-term investments	151,640	172,410
Investment in private company	—	(1,900)
Payment for acquisition of business, net of cash acquired	(45)	—
Purchases of property and equipment	(7,794)	(6,732)
Net cash provided by (used in) investing activities	9,359	(6,091)
Cash flows from financing activities
Convertible notes debt issuance costs	(328)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(2,267)	(4,366)
Payment of contingent consideration established in purchase accounting	(4,964)	—
Proceeds from issuance of common stock to employees	2,722	5,202
Net cash provided by (used in) financing activities	(4,837)	836
Effect of exchange rate changes on cash and cash equivalents	1,277	(57)
Net increase (decrease) in cash, cash equivalents and restricted cash	(32,235)	(55,218)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	104,823	120,979
Cash, cash equivalents and restricted cash at end of period	$72,588	$65,761
Significant non-cash transactions
Purchases of property and equipment in accounts payable	$328	$728
Remeasurement of operating lease right-of-use assets for lease modification	$15,457	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nevro Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed consolidated financial statements (the condensed consolidated financial statements) have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and on the same basis as the audited financial statements included on the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the Annual Report) filed with the Securities and Exchange Commission (SEC) on February 23, 2024. The condensed consolidated financial statements are prepared in U.S. dollars and include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023 and the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023. All such adjustments are of a normal and recurring nature. The interim financial data as of September 30, 2024 is not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net unrealized foreign currency gain (loss)	$(793)	$547	$(597)	$402
Net realized foreign currency gain (loss)	(11)	(259)	(399)	(396)

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 (Topic 740): Income Taxes: Improvements to Income Tax Disclosures which expands the existing rules on income tax disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis. The new disclosure requirements are effective for fiscal years beginning after December 15, 2024. The Company plans to adopt ASU 2023-09 and related updates on January 1, 2025. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires disclosure of incremental segment information on an interim and annual basis and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for all public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company will begin including additional financial statement disclosures in accordance with ASU 2023-07 in its Annual Report on Form 10-K for the year ending December 31, 2024.

2. Revenue

The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$83,898	$89,760	$261,630	$265,042
International	13,012	14,102	41,340	43,956
Total revenue	$96,910	$103,862	$302,970	$308,998

The United States is the only country that accounts for 10% or more of the revenue during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	87%	86%	86%	86%

There were no customers that accounted for 10% or more of the Company’s revenue for each of the three and nine months ended September 30, 2024 and 2023. Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of September 30, 2024 and December 31, 2023. For the three and nine months ended September 30, 2024, the Company recognized bad debt expenses of $0.4 million and $0.9 million, respectively. For the three and nine months ended September 30, 2023, the Company recognized bad debt expenses of $0 and $0.4 million, respectively.

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

The weighted average lease terms and discounts rates are as follows:

	September 30, 2024	December 31, 2023
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	7.17 years	2.86 years
Weighted-average discount rate	7.0%	7.0%

As of September 30, 2024, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2024, remaining months	$362
2025	545
2026	5,323
2027	5,508
2028	5,698
Thereafter	18,070
Total lease payments	35,506
Less: Interest	(10,842)
Present value of lease liabilities	$24,664

Lease payments in 2025 are net of a tenant improvement allowance of $4.7 million that the Company expects to receive in 2025.

Supplemental lease cost information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$1,160	$1,342	$3,723	$4,027

Supplemental balance sheet information are as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating Leases:
Operating lease assets	$21,776	$8,944

Other current liabilities	$343	$5,722
Long term operating lease liabilities	24,321	4,634
Total operating lease liabilities	$24,664	$10,356

Supplemental cash flow information are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$129	$1,523	$2,248	$4,497

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Balance as of September 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and short-term investments
Money market funds (i)	$50,468	$—	$—	$50,468
Agency bonds (ii)	—	19,965	—	19,965
Treasury bonds (ii)	185,091	—	—	185,091
Total assets	$235,559	$19,965	$—	$255,524

Liabilities:
Warrant liability	$—	$—	$2,238	$2,238
Contingent consideration	—	—	15,413	15,413
Total liabilities	$—	$—	$17,651	$17,651

Balance as of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and short-term investments
Money market funds (i)	$82,886	$—	$—	$82,886
Agency bonds (ii)	—	99,054	—	99,054
Commercial paper (ii)	—	22,374	—	22,374
Corporate notes (ii)	—	3,490	—	3,490
Treasury bonds (ii)	93,588	—	—	93,588
Total assets	$176,474	$124,918	$—	$301,392

Liabilities:
Warrant liability	$—	$—	$28,739	$28,739
Contingent consideration	—	—	22,093	22,093
Total liabilities	$—	$—	$50,832	$50,832

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

Convertible Senior Notes

As of September 30, 2024 and December 31, 2023, the fair value of the 2.75% convertible senior notes due 2025 (the 2025 Notes) was $37.3 million and $35.6 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (See Note 7 for additional information regarding the 2025 Notes).

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

The Braidwell Warrants are valued using the Black Scholes valuation model and are considered Level 3 in the fair value hierarchy. As of September 30, 2024 and December 31, 2023, the fair value of the Braidwell Warrants was $2.2 million and $28.7 million, respectively. Assumptions for the warrant liability are as follows:

	September 30, 2024	December 31, 2023
Expected term (in years)	5.2	6.0
Expected volatility	53%	53%
Risk-free interest rate	3.25%	3.50%
Dividend yield	0%	0%

Contingent Consideration

In connection with the Company's acquisition of Interventional Pain Technologies, Inc. (Vyrsa) in the fourth quarter of 2023, the Company is subject to certain contingent consideration. Changes in the fair value of the contingent consideration liability for the nine months ended September 30, 2024 were as follows (in thousands):

Balance as of December 31, 2023	$22,093
Change in fair value of contingent consideration	3,124
Contingent consideration payments	(9,804)
Balance as of September 30, 2024	$15,413

Upon the achievement of the regulatory approval milestone in the three months ended March 31, 2024, the Company accrued an additional $5.0 million and made contingent consideration payments of $9.8 million.

The regulatory approval milestone and product development milestone consideration are valued using the probability-weighted average discount cash flow model, and the revenue milestone consideration is valued using the Monte Carlo simulation model. The contingent consideration is considered Level 3 in the fair value hierarchy. As of September 30, 2024, the fair value of the contingent consideration related to the product development and revenue milestones were $1.7 million and $13.5 million, respectively. As of December 31, 2023, the fair value of the contingent consideration related to the regulatory approval, product development and revenue milestones were $5.0 million, $1.7 million and $15.5 million, respectively.

Significant unobservable inputs for the contingent consideration are as follows:

Contingent Liability	Fair Value at September 30, 2024	Valuation Technique	Unobservable Input	Range
Product Development	$1,716	Probability-Weighted	Probability of Payment	75%
Milestone		Average Discount	Risk-Free Rate	4.2% - 4.8%
		Cash Flow	Credit Spread	8.4%
			Projected Year of Payment	2025
Revenue Milestone	$13,501	Monte Carlo Simulation	Discount Rate	12.0% - 12.8%
			Revenue Volatility	12.0%
			Projected Year of Payment	2026 - 2027

Contingent Liability	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	Range
Regulatory Approval	$4,964	Probability-Weighted	Probability of Payment	80%
Milestone		Average Discount	Risk-Free Rate	5.2% — 5.3%
		Cash Flow	Credit Spread	4.3%
			Projected Year of Payment	2024
Product Development	$1,677	Probability-Weighted	Probability of Payment	50%
Milestone		Average Discount	Risk-Free Rate	4.9% — 5.1%
		Cash Flow	Credit Spread	4.3%
			Projected Year of Payment	2024 — 2025
Revenue Milestone	$15,452	Monte Carlo Simulation	Discount Rate	8.7% — 9.3%
			Revenue Volatility	17.0%
			Projected Year of Payment	2025 — 2027

5. Balance Sheet Components

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $50.5 million and $82.9 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use. The Company also held cash in foreign banks of approximately $13.8 million at September 30, 2024 and $9.4 million at December 31, 2023 that was not insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

	September 30, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$19,903	$62	$—	$19,965
Treasury bonds	184,333	770	(12)	185,091
Total securities	$204,236	$832	$(12)	$205,056

	December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$99,076	$68	$(90)	$99,054
Commercial paper	22,369	5	—	22,374
Corporate notes	3,491	—	(1)	3,490
Treasury bonds	93,312	317	(41)	93,588
Total securities	$218,248	$390	$(132)	$218,506

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold is determined based on the specific identification method. The amount of realized gains and realized losses on investments recorded for the periods presented has not been material.

The contractual maturities of the Company’s investment securities as of September 30, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$133,135	$133,483
Amounts maturing after one year through five years	71,101	71,573
Total investment securities	$204,236	$205,056

Inventories (in thousands)

	September 30,	December 31,
	2024	2023
Raw materials	$56,428	$64,974
Work in process	7,338	2,149
Finished goods	56,646	51,553
Total inventories	$120,412	$118,676

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

The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. For the three months ended September 30, 2024 and 2023, the Company recognized a write-down of $0.8 million and $0.1 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company had write-downs of $1.5 million and $3.0 million, respectively.

Property and Equipment, Net (in thousands)

	September 30,	December 31,
	2024	2023
Laboratory and manufacturing equipment	$15,152	$15,414
Computer equipment and software	16,233	15,451
Internally developed software	12,366	8,831
Furniture and fixtures	4,781	4,745
Leasehold improvements	11,099	10,924
Construction in process	5,875	4,865
Total	65,506	60,230
Less: Accumulated depreciation and amortization	(40,578)	(35,662)
Property and equipment, net	$24,928	$24,568

The Company recognized depreciation and amortization expense on property and equipment as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Depreciation and amortization expense	$1,908	$1,723	$5,974	$4,935

Accrued Liabilities (in thousands)

	September 30,	December 31,
	2024	2023
Accrued payroll and related expenses	$20,645	$31,715
Accrued professional fees	619	2,909
Accrued taxes	2,054	1,482
Accrued clinical and research expenses	604	752
Accrued interest	1,495	1,123
Accrued warranty	2,500	1,531
Accrued other	7,026	5,785
Total accrued liabilities	$34,943	$45,297

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

In September 2024, the Company entered into a lease for 13,623 square feet of office space located in Plymouth Meeting, Pennsylvania to commence on the later of December 1, 2024 or completion of the landlord's building improvements. The lease is through February 2033. Pursuant to the terms of the lease, the Company is obligated to pay $2.0 million over the term of the lease. The Company expects to record operating assets of $0.9 million and operating lease liabilities of $0.9 million on the lease commencement date.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning balance	$2,200	$1,349	$1,531	$866
Provision for warranty	1,489	1,051	4,516	3,899
Utilization	(1,189)	(923)	(3,547)	(3,288)
Ending balance	$2,500	$1,477	$2,500	$1,477

Supply Agreements

The Company has entered into supply agreements with certain suppliers that require certain minimum annual purchase agreements. As of September 30, 2024, the Company had minimum annual purchase commitments of $1.1 million due for the remainder of 2024 and $4.9 million due in 2025. In addition, the Company renegotiated a supplier contract resulting in a one-time $6.0 million fee, recorded in accrued liabilities and expensed to cost of revenue as of June 30, 2024. The Company paid $4.0 million of such renegotiation fee during the three months ended September 30, 2024 and the remaining $2.0 million is due in 2025. The renegotiation reduced the Company’s future purchase commitments enabling the company to accelerate the move of inventory production to its Costa Rica facility.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities related to, for example, employment matters and patent issues. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required. In July 2023, the Company entered into a stock and note purchase agreement and agreed to purchase $1.0 million in notes and $2.0 million in total stock whereby such purchases are contingent upon meeting certain future milestones. As of September 30, 2024, such milestones have not been met.

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

Flathead Partners Litigation/Arbitration

On July 15, 2022, the Company filed a lawsuit in the U.S. District Court for the Northern District of California for breach of contract against Flathead Partners, LLC, the Mayo Foundation for Medical Education and Research, and Mayo Clinic Ventures (herein referred to as “Flathead Partners”). The Company’s suit alleged that Flathead Partners breached the 2006 license agreement between the Company and the Mayo Clinic (referred to in the Company’s 10-K filing as the “Mayo License”), when Flathead Partners unilaterally asserted control of pending U.S. Patent Application 16/286,389 (the “’389 Application”), which is subject to the Mayo

License. The suit sought to enjoin the Flathead Partners from taking any action at the U.S. Patent Office with respect to the ‘389 Application, and to thereafter engage in an arbitration as called for in the Mayo License. On July 27, 2022, the Flathead Partners agreed to enter into an arbitration to determine which party shall have control of prosecution of the ‘389 Application, and whether there are ongoing royalty obligations under the Mayo License. Therefore, Nevro dismissed the lawsuit in the Northern District of California. The parties then engaged in an arbitration. An arbitration hearing was held during the week of September 11, 2023, and a ruling was issued on April 8, 2024 requiring that Flathead Partners transfer back to the Company the power to control and direct prosecution of the ‘389 Application and its patent family. The April 8, 2024 ruling also concluded that Nevro did not owe Flathead Partners royalties under the Mayo License. More specifically, the Arbitrator found that Flathead Partners had breached the Mayo License, and that the Company had not breached the Mayo License. The arbitrator awarded the Company (i) damages, paid by Flathead Partners in May 2024; (ii) the Company’s attorneys’ fees and costs for the Northern District of California litigation; and (iii) prejudgment interest at a rate of 10%, with prejudgment interest running from June 1, 2022 paid by Flathead Partners in September 2024. As a result, the Company recorded $0.8 million and $1.0 million as a credit to sales, general and administrative expense for the three and nine months ended September 30, 2024, respectively.

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

7. Debt

2025 Notes and Convertible Note Hedge and Warrant Transactions

During the three months ended September 30, 2024, the conditions allowing holders of the 2025 Notes to convert were not met. Therefore, the 2025 Notes were not convertible during the three months ended September 30, 2024. As of September 30, 2024, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.

The net carrying amount of the liability of the 2025 Notes was as follows (in thousands):

	September 30,	December 31,
	2024	2023
Principal	$38,038	$38,038
Unamortized issuance cost	(132)	(326)
Net carrying amount	$37,906	$37,712

The following table sets forth the interest expense recognized related to the 2025 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Contractual interest expense	$261	$1,305	$785	$3,914
Amortization of debt issuance costs	65	313	194	935
Total interest expense	$326	$1,618	$979	$4,849

Credit Agreement with Braidwell LP

The Braidwell Credit Agreement provides for a term loan facility in the amount of $200.0 million, which was funded in its entirety in November 2023. Loans borrowed pursuant to the Braidwell Credit Agreement (the Braidwell Term Loans) bear interest at a rate per annum equal to Term Secured Overnight Financing Rate (as defined in the Braidwell Credit Agreement and with a floor of 3.50%) plus 5.25%. At the option of the Company, a portion of the interest payable on the Braidwell Term Loans equal to (i) (a) on or prior to the first anniversary of the Closing Date (as defined in the Braidwell Credit Agreement), 5.25%, (b) following the first anniversary of the Closing Date and on or prior to the third anniversary of the Closing Date, 2.50% and (c) following the third anniversary of the Closing Date, 1.50%, may be paid in-kind rather than in cash. The portion of the interest payable that the Company elects to be paid-in-kind results in an increase to the principal of the Braidwell Term Loans, which for the three and nine months ended September 30, 2024 was $2.8 million and $8.2 million, respectively. The Braidwell Term Loans do not amortize, and have a maturity date of November 30, 2029. As of September 30, 2024, the Company was in compliance with covenants under the Braidwell Credit Agreement.

The net carrying amount of the liability of the Braidwell Term Loans was as follows (in thousands):

	September 30,	December 31,
	2024	2023
Principal	$216,031	$207,801
Unamortized issuance cost	(31,667)	(34,042)
Net carrying amount	$184,364	$173,759

The following table sets forth the interest expense recognized related to the Braidwell Term Loans (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Contractual interest expense	$5,716	$16,581
Amortization of debt issuance costs	966	2,702
Total interest expense	$6,682	$19,283

8. Goodwill and Intangible Assets

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. The gross carrying amount of goodwill was $38.2 million as of September 30, 2024 and December 31, 2023.

The following table presents details of the Company’s intangible assets (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Developed technology	$26,800	$(2,234)	$24,566
Customer relationships	800	(222)	578
Total	$27,600	$(2,456)	$25,144

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Developed technology	$26,800	$(223)	$26,577
Customer relationships	800	(23)	777
Total	$27,600	$(246)	$27,354

Future amortization expense of these intangibles assets as of September 30, 2024 is as follows (in thousands):

Future Amortization Expense
2024, remaining months	$737
2025	2,947
2026	2,924
2027	2,680
2028	2,680
Thereafter	13,176
Total future amortization expense	$25,144

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

In addition to restricted stock units, the Company grants performance stock units (PSUs) to certain members of the management team. These PSUs vest over a three-year period, subject to continued service, and are based on (1) the total shareholder return (TSR) of the Company’s common stock price compared to the S&P Healthcare Equipment Select Industry Index (the Index) over a two-year period or (2) specific revenue targets over a two-year performance period. Additionally, in 2022, the Company made PSU grants to its then CEO that included attainment criteria that required the Company's stock price to reach certain pre-specified stock prices. Since TSR and stock price attainment are considered market conditions, the PSUs based on TSR and stock price attainment have fair values that are determined at the grant date using the Monte Carlo simulation model, with the recorded expense based on fair value. Since revenue targets are considered performance conditions, the PSUs based on revenue targets have a fair value that is equal to the closing stock price on the grant date, with the recorded expense based on the fair value and the probability of achievement, which is reassessed at each reporting period. As of September 30, 2024, the probability of achievement was estimated to be 94% for the PSU's granted in 2024, 90% to 92% for the PSU's granted in 2023, and 94% for the PSU's granted in 2022.

No PSU grants were awarded in the three months ended September 30, 2024. The PSU grant activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Total shareholder return	—	$-	245,833	$20.89
Revenue targets	—	$-	245,844	$15.23
Total PSUs granted	—	$-	491,677	$18.06

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Total shareholder return	12,499	$27.23	185,424	$43.89
Revenue targets	12,500	$20.11	185,451	$31.39
Total PSUs granted	24,999	$23.67	370,875	$37.64

A summary of stock-based compensation expense by line items in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of revenue	$768	$657	$2,130	$1,769
Research and development	1,874	2,388	8,195	7,301
Sales, general and administrative	8,781	10,478	28,357	34,179
Total stock-based compensation expense	$11,423	$13,523	$38,682	$43,249

A summary of pre-tax stock-based compensation expense by category was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock Options	$-	$-	$-	$539
Restricted stock units	10,348	10,776	33,580	34,423
Performance stock units	920	2,510	4,083	6,676
Employee stock purchase plan	155	237	1,019	1,611
Total stock-based compensation expense	$11,423	$13,523	$38,682	$43,249

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

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss, basic and diluted	$(15,344)	$(23,479)	$(60,328)	$(83,232)
Weighted average shares used to compute basic and diluted net loss per share	37,324,907	36,142,255	36,911,231	35,882,826
Net loss per share, basic and diluted	$(0.41)	$(0.65)	$(1.63)	$(2.32)

The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	September 30,
	2024	2023
Unreleased restricted stock and performance stock units	4,367,733	2,795,332
Options to purchase common stock	321,763	386,518
Convertible senior notes	362,267	1,807,141
Warrants related to the issuance of convertible senior notes	1,807,141	1,807,141
Warrants related to term debt	2,587,742	—
Total	9,446,646	6,796,132

11. Employee Benefit Plans

401(k) Plan

In 2007, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. The Company recorded an expense for matching contributions of $0.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $3.2 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively.

12. Restructuring

On January 6, 2024, the Company approved a restructuring plan to accelerate its path to profitability that included laying off 63 employees, which represented approximately 5% of the Company’s total number of employees. Operating expenses for the three months ended March 31, 2024 reflected a $5.5 million restructuring charge, consisting of one-time severance and other termination benefit costs. During the three months ended June 30, 2024 and September 30, 2024, the Company approved additional restructuring steps to further accelerate its path to profitability. Operating expenses for the three months ended June 30, 2024 and September 30, 2024 reflected a restructuring charge of $4.6 million and $0.7 million, respectively, consisting of one-time severance and other termination benefit costs. For the nine months ended, September 30, 2024, the Company recognized $10.8 million of restructuring charge. As of September 30, 2024, substantially all severance and other termination benefit amounts have been paid.

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

Overview

We are a global medical device company focused on delivering comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in chronic pain treatment. We have developed and commercialized our HFX™ spinal cord stimulation (SCS) platform, which includes the Senza® SCS system, an evidence-based neuromodulation system for the treatment of chronic pain, with the Senza® HFX iQ™ platform. In September 2024, we announced the FDA approval and limited market release of HFX iQ™ with HFX AdaptivAI™, a responsive, personalized pain management platform powering the HFX iQ SCS system as our latest addition to the Senza family of products. Our HFX solution is approved to deliver a versatile range of waveforms, including our proprietary, paresthesia-free 10 kHz Therapy. Our 10 kHz Therapy was demonstrated in our SENZA randomized controlled trial (RCT) to be superior to traditional SCS therapy, with 10 kHz Therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy. In addition to the original approval of our therapy in back and leg pain, we received approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) in July 2021 in the United States. We received expanded labeling in non-surgical back pain (NSBP) in January 2022 in the United States. Our SENZA-RCT study, along with our SENZA-PDN clinical study, SENZA-NSRBP clinical study and European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.3 billion global SCS market by treating patients with debilitating chronic pain, including back and leg pain, NSBP and PDN.

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

	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024
Revenue from:	(in millions)
U.S. sales	$73.2	$89.0	$86.1	$99.8	$82.3	$93.0	$89.8	$101.5	$87.0	$90.7	$83.9
International sales	14.6	15.2	14.3	14.1	14.0	15.8	14.1	14.7	14.9	13.5	13.0
Total sales revenue	$87.8	$104.2	$100.5	$113.8	$96.3	$108.8	$103.9	$116.2	$101.9	$104.2	$96.9

	2019	2020	2021	2022	2023	Nine Months Ended September 30, 2024
Revenue from:	(in millions)
U.S. sales	$326.0	$311.9	$326.2	$348.2	$366.6	$261.6
International sales	64.3	50.2	60.7	58.2	58.6	41.4
Total sales revenue	$390.3	$362.0	$386.9	$406.4	$425.2	$303.0

Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of September 30, 2024 was $759.7 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10 kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, including building out a sales organization that targets physician specialties involved in PDN treatment decisions, as well as in research and development (R&D), and in conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

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

Macroeconomic Environment

The global economy is experiencing uncertainty around inflationary pressures and interest rates, supply chain issues, recession fears and lower consumer confidence as a result of current macroeconomic environment and geopolitical conditions. Higher interest rates and capital costs, increased costs of labor and volatile currency exchange rates are creating additional economic challenges. These conditions may cause patients to delay their decisions to seek medical elective procedures.

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

Inventory Buildup and Supply Chain Management

Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. We have continued to add suppliers to fortify our supply chain and we have maintained increased levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. The manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $1.5 million for the nine months ended September 30, 2024 and $2.1 million for the year ended December 31, 2023.

Investment in Research and Clinical Trials

We intend to continue investing in R&D to help our commercialization efforts around and to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017. We launched our Senza Omnia platform, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approvals for our first Senza Omnia upgrade and a new trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. In January 2022, we received regulatory approval for expanded labeling to include NSBP. In October 2022, we received FDA approval of our latest generation SCS system, HFX iQ™, which we launched on a limited basis in the United States in the fourth quarter of 2022 and more fully in 2023. In September 2024, we announced the FDA approval and limited market release of HFX iQ™ with HFX AdaptivAI™, a responsive, personalized pain management platform powering the HFX iQ SCS system as our latest addition to the Senza family of products. We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and next generation IPGs. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of the 10 kHz Therapy through clinical data are all critical to increasing the adoption of this therapy.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements. There have been no significant or material changes in our critical accounting policies during the nine months ended September 30, 2024 to the items we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report.

Goodwill

We assess goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amounts may not be recoverable. We have one reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. Goodwill is $38.2 million as of September 30, 2024. We considered whether the decline in the price of our common stock, which resulted in our market capitalization dropping below the value of our net assets in the third quarter, would require us to perform an impairment assessment. We considered other factors including macroeconomic conditions, industry and market environments and other relevant company-specific events and concluded that it was not more likely than not that the fair value of our reporting unit is less than its carrying amount. Thus, an interim goodwill impairment assessment was not performed as of September 30, 2024. Further events and circumstances such as a continued or sustained decline in the price of our common stock, market capitalization or revenue could result in impairment of goodwill or long-lived assets.

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,
	2024	2023	Change
(in thousands)
Revenue	$96,910	$103,862	$(6,952)
Cost of revenue	32,296	34,346	(2,050)
Gross profit	$64,614	$69,516	$(4,902)
Gross margin	67%	67%	0%

Revenue. Revenue decreased to $96.9 million in the three months ended September 30, 2024 from $103.9 million in the three months ended September 30, 2023, a decrease of $7.0 million, or 7%. Revenue in the United States was $83.9 million in the three months ended September 30, 2024, a 7% decrease from $89.8 million in the three months ended September 30, 2023. International revenue was $13.0 million in the three months ended September 30, 2024, compared to $14.1 million in the three months ended September 30, 2023. Revenue decreased primarily due to a decrease in our trial and permanent implant volumes from the prior year.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased to $32.3 million in the three months ended September 30, 2024 from $34.3 million in the three months ended September 30, 2023, an decrease of $2.1 million, or 6%. This was primarily driven by a decrease of $3.1 million due to a decrease in the number of units sold and lower product costs as a result of moving production to our Costa Rica manufacturing facility, which was partially offset by an increase of $0.8 million in the write-down of inventory. Gross profit decreased to $64.6 million in the three months ended September 30, 2024 from $69.5 million in the three months ended September 30, 2023, a decrease of $4.9 million. Gross profit as a percentage of revenue, or gross margin, was 67% in each of the three months ended September 30, 2024 and 2023.

Operating Expenses

	Three Months Ended September 30,
	2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$10,579	11%	$13,923	13%	$(3,344)
Sales, general and administrative	68,471	71%	81,152	78%	(12,681)
Amortization of intangibles	737	1%	—	0%	737
Change in fair value of contingent consideration	(1,307)	(1)%	—	0%	(1,307)
Total operating expenses	$78,480	81%	$95,075	92%	$(16,595)

Research and Development Expense. R&D decreased to $10.6 million in the three months ended September 30, 2024, from $13.9 million in the three months ended September 30, 2023, an decrease of $3.3 million, or 24%. The decrease was primarily due to $2.5 million decrease in personnel expenses due to the restructurings during the year, a decrease of $0.3 million in development expenses and a decrease of $0.3 million in office expenses.

Sales, General and Administrative Expense. SG&A expenses decreased to $68.5 million in the three months ended September 30, 2024, from $81.2 million in the three months ended September 30, 2023, a decrease of $12.7 million, or 16%. The decrease was primarily due to decreases in legal expenses of $4.5 million, marketing expenses of $1.1 million, personnel expenses of $5.6 million, consulting and outside services of $1.0 million.

Amortization of Intangibles. Our amortization expense relates to intangible assets acquired in a business combination or asset acquisition. In the fourth quarter of 2023, we acquired Interventional Pain Technologies, Inc. (Vyrsa), which included $27.6 million of intangible assets. We recorded amortization of $0.7 million in the three months ended September 30, 2024 related to these intangibles.

Change in Fair Value of Contingent Consideration. To recognize changes in the fair value of our contingent consideration liability, we recorded a gain of $1.3 million in the three months ended September 30, 2024.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Three Months Ended September 30,
	2024	2023	Change
(in thousands)
Interest income	$3,226	$3,594	$(368)
Interest expense	(7,008)	(1,618)	(5,390)
Change in fair market value of warrants	3,438	—	3,438
Other income (expense), net	(854)	234	(1,088)
Provision for income taxes	280	130	150

Interest Income. Interest income decreased to $3.2 million in the three months ended September 30, 2024 from $3.6 million in three months ended September 30, 2023.

Interest Expense. Interest expense increased to $7.0 million in the three months ended September 30, 2024 from $1.6 million in the three months ended September 30, 2023. In November 2023, we entered into the Braidwell Credit Agreement, from which we recorded $5.7 million in interest expense and $1.0 million in the amortization of debt issuance costs in the three months ended September 30, 2024. The increase of interest expense from the Braidwell Credit Agreement was partially offset by a decrease of $1.3 million in interest expense and amortization of debt issuance costs for the 2025 Notes, due to our repurchase of $151.7 million in principal of our 2025 Notes in December 2023.

Change in Fair Value of Warrants. The value of the outstanding Braidwell Warrants requires remeasurement at each reporting date. The change in the fair value of these warrants was a gain of $3.4 million in the three months ended September 30, 2024.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances.

Provision for Income Taxes. Income tax expense was $0.3 million in the three months ended September 30, 2024 and $0.1 million in the three months ended September 30, 2023. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Comparison of the nine months ended September 30, 2024 and 2023

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2024	2023	Change
(in thousands)
Revenue	$302,970	$308,998	$(6,028)
Cost of revenue	99,361	100,415	(1,054)
Gross profit	$203,609	$208,583	$(4,974)
Gross margin	67%	68%	(1)%

Revenue. Revenue decreased to $303.0 million in the nine months ended September 30, 2024 from $309.0 million in the nine months ended September 30, 2023, a decrease of $6.0 million, or 2.0%. Revenue in the United States was $261.6 million in the nine months ended September 30, 2024, a 1% decrease from $265.0 million in the nine months ended September 30, 2023. International revenue was $41.4 million in the nine months ended September 30, 2024, compared to $44.0 million in the nine months ended September 30, 2023. Revenue decreased primarily due to a decrease in our trial and permanent implant volumes from the prior year.

Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue decreased to $99.4 million in the nine months ended September 30, 2024 from $100.4 million in the nine months ended September 30, 2023, a decrease of $1.1 million, or 1%. This was primarily driven by a decrease of $9.3 million due to a decrease in the number of units sold and lower product costs as a result of moving production to our Costa Rica manufacturing facility, which were partially offset by a $6.0 million one-time supplier renegotiation charge, $1.1 million increase in consumables and $0.7 million increase in absorption costs. Gross profit decreased to $203.6 million in the nine months ended September 30, 2024 from $208.6 million in the nine months ended September 30, 2023, a decrease of $5.0 million. Gross profit as a percentage of revenue, or gross margin, was 67% for the nine months ended September 30, 2024 compared to 68% for the nine months ended September 30, 2023.

Operating Expenses

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$39,524	13%	$41,998	14%	$(2,474)
Sales, general and administrative	233,571	77%	254,106	82%	(20,535)
Amortization of intangibles	2,211	1%	—	0%	2,211
Change in fair value of contingent consideration	3,124	1%	—	0%	3,124
Total operating expenses	$278,430	92%	$296,104	96%	$(17,674)

Research and Development Expense. R&D expenses decreased to $39.5 million in the nine months ended September 30, 2024, from $42.0 million in the nine months ended September 30, 2023, a decrease of $2.5 million, or 6%. The decrease was primarily due to a decrease in personnel expenses of $1.5 million and a decrease in development expenses of $0.7 million.

Sales, General and Administrative Expense. SG&A expenses decreased to $233.6 million in the nine months ended September 30, 2024, from $254.1 million in the nine months ended September 30, 2023, a decrease of $20.5 million, or 8%. The decrease was primarily due to decreases in legal expenses of $11.6 million, decreases in personnel expenses of $4.7 million, marketing expenses of $4.0 million and conference expenses of $1.6 million, partially offset by increases in employee and physician training expenses of $2.0 million.

Amortization of Intangibles. Our amortization expense relates to intangible assets acquired in a business combination or asset acquisition. In the fourth quarter of 2023, we acquired Vyrsa, which included $27.6 million of intangible assets. We recorded amortization of $2.2 million in the nine months ended September 30, 2024 related to these intangibles.

Change in Fair Value of Contingent Consideration. To recognize changes in the fair value of our contingent consideration liability, we recorded net expenses of $3.1 million in the nine months ended September 30, 2024.

Interest Income, Interest Expense and Other Income (Expense), Net, and Provision for Income Taxes

	Nine Months Ended September 30,
	2024	2023	Change
(in thousands)
Interest income	$10,323	$10,220	$103
Interest expense	(20,261)	(4,849)	(15,412)
Change in fair market value of warrants	26,502	—	26,502
Other income (expense), net	(1,147)	(150)	(997)
Provision for income taxes	924	932	(8)

Interest Income. Interest income increased slightly to $10.3 million in the nine months ended September 30, 2024 from $10.2 million in the nine months ended September 30, 2023, primarily due to a higher average investment return rates during 2024.

Interest Expense. Interest expense increased to $20.3 million in the nine months ended September 30, 2024 from $4.8 million in the nine months ended September 30, 2023. In November 2023, we entered into the Braidwell Credit Agreement, from which we recorded $16.6 million in interest expense and $2.7 million in the amortization of debt issuance costs in the nine months ended September 30, 2024. The increase of interest expense from the Braidwell Credit Agreement was offset by a decrease of $3.9 million in interest expense and amortization of debt issuance costs for the 2025 Notes, due to our repurchase of $151.7 million in principal of our 2025 Notes.

Change in Fair Value of Warrants. The value of the outstanding Braidwell Warrants requires remeasurement at each reporting date. The change in the fair value of these warrants was a gain of $26.5 million in the nine months ended September 30, 2024.

Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, as well as gains and losses from the remeasurement of foreign-currency denominated balances.

Provision for Income Taxes. Income tax expense was $0.9 million in each of the nine months ended September 30, 2024 and 2023. The income tax expense for both periods was principally comprised of foreign income tax and state income tax. We continued to have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance for all of our U.S. deferred tax assets.

Liquidity, Capital Resources and Plan of Operations

Since our inception, we have financed our operations through revenue generated from our operations, private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021 (2021 Notes). In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due 2025. Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense, was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. In November 2023, we entered into the Braidwell Credit Agreement for $200.0 million, and we used portions of the proceeds to repurchase $151.7 million of our 2025 Notes. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $277.0 million. Based on our current operating plan, we expect that our cash and cash equivalents and short-term investments, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.

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

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2024	2023
(in thousands)
Net cash provided by (used in)
Operating activities	$(38,034)	$(49,906)
Investing activities	9,359	(6,091)
Financing activities	(4,837)	836
Effect of exchange rate on cash flows	1,277	(57)
Net decrease in cash, cash equivalents and restricted cash	$(32,235)	$(55,218)

Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $38.0 million in the nine months ended September 30, 2024, compared to $49.9 million in the nine months ended September 30, 2023. In the nine months ended September 30, 2024, net cash used in operating activities was primarily a result of the net loss recorded during the period of $60.3 million. The cash used in operating activities for the nine months ended September 30, 2024 was affected by a decrease in accounts payable and accrued liabilities of $15.9 million and change in fair value of warrants of $26.5 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $38.7 million, non-cash interest expense of $8.2 million, depreciation and amortization of $6.0 million, change in fair value of contingent consideration of $3.1 million and a decrease in accounts receivable of $7.5 million. In the nine months ended September 30, 2023, net cash used in operating activities was primarily a result of the net loss recorded during the period of $83.2 million and amortization of premiums in our debt securities of $2.8 million, as well as increases in inventory of $24.8 million and decreases in other long term liabilities of $4.1 million. These changes were partially offset by the recording of non-cash stock-based compensation expense of $43.2 million, depreciation and amortization of $4.9 million, amortization of operating lease assets of $3.3 million and write-down of inventory of $3.0 million, as well as decreases in accounts receivable of $9.4 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments. We had net proceeds from the maturity of short-term investments of $17.2 million in the nine months ended September 30, 2024 and $2.5 million in the nine months ended September 30, 2023. We also had purchases of property and equipment of $7.8 million and $6.7 million in the nine months ended September 30, 2024 and 2023, respectively. Additionally, we purchased secured convertible notes issued by a private company totaling $1.9 million in the nine months ended September 30, 2023.

Cash Provided by (Used in) Financing Activities. Financing activities consisted primarily of tax withholdings for net share settlement and cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan. In the nine months ended September 30, 2024, we had proceeds from issuance of common stock of $2.7 million, offset by tax withholdings of $2.3 million. Additionally, during the nine months ended September 30, 2024, we made a $5.0 million payment related to the contingent consideration. In the nine months ended September 30, 2023, we had proceeds from issuance of common stock of $5.2 million, offset by tax withholdings of $4.4 million.

Restructuring

On January 6, 2024, we approved a restructuring plan to accelerate our path to profitability that included laying off 63 employees, which represented approximately 5% of our total number of employees. Operating expenses for the three months ended March 31, 2024 reflected a $5.5 million restructuring charge, consisting of one-time severance and other termination benefit costs. During the three months ended June 30, 2024 and September 30, 2024, we approved additional restructuring steps to further accelerate its path to profitability. Operating expenses for the three months ended June 30, 2024 and September 30, 2024 reflected a restructuring charge of $4.6 million and $0.7 million, respectively, consisting of one-time severance and other termination benefit costs. For the nine months ended, September 30, 2024, we recognized $10.8 million of restructuring charge. As of September 30, 2024, substantially all severance and other termination benefit amounts have been paid.

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

In September 2024, we entered into a lease for 13,623 square feet of warehouse space located in Plymouth Meeting, Pennsylvania to commence on the later of December 1, 2024 or completion of the landlord's building improvements. The lease is through February 2033, under which we are obligated to pay $2.0 million over the term of the lease.

We have entered into supply agreements with certain suppliers that require certain minimum annual purchase agreements. As of September 30, 2024, we had minimum annual purchase commitments of $1.1 million due for the remainder of 2024 and $4.9 million due in 2025. In addition, we renegotiated a supplier contract resulting in a one-time $6.0 million fee, expensed as of June 30, 2024. We paid $4.0 million of the renegotiation fee during the three months ended September 30, 2024. The renegotiation reduced our future purchase commitments enabling us to accelerate the move of inventory production to our Costa Rica facility.

As of September 30, 2024, our contractual obligations related to the 2025 Notes are payments of interest of $0.5 million due for the remainder of 2024 and payments of interest and principal totaling $38.6 million due in April 2025.

As of September 30, 2024, our contractual obligations related to the Braidwell Term Loan are payments of interest of $2.8 million due for the remainder of 2024, $17.3 million due in 2025, $17.9 million due in 2026 and $20.3 million due in 2027, as well as payments of interest, principal and fees totaling $46.1 million due in 2028 and $232.1 million in 2029.

Off-Balance Sheet Arrangements

Through September 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 6, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements within this report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The legal proceedings information set forth in Note 6, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information contained elsewhere in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report as filed on February 23, 2024, which could materially affect our business, financial condition, or future results. There have been no material changes to our risk factors since our Annual Report, except as described below.

Risks Related to our Business

Declines in our market capitalization could result in the recognition of an impairment charge to goodwill, net tangible assets or identifiable intangible assets, which could have an adverse impact on our results of operations and the market value of our common stock.

We review our identifiable intangible assets and other long-lived assets for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. The total purchase price pertaining to our acquisitions have been allocated to goodwill, net tangible assets, and identifiable intangible assets. See Note 8, Goodwill and Intangible Assets, of Notes to Condensed Consolidated Financial Statements for additional information. An adverse change in market conditions, significant decrease in market capitalization, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill, net tangible assets or identifiable intangible assets. To the extent the value of goodwill, net tangible assets or identifiable intangible assets become impaired, we may be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	11/12/2014	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	5/24/2019	3.1

3.3	Amended and Restated Bylaws.	8-K	11/12/2014	3.2

3.4	Amendment to Amended and Restated Bylaws.	8-K	5/24/2019	3.2

4.1	Reference is made to Exhibits 3.1 to 3.3.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	Second Supplemental Indenture, dated April 6, 2020, by and between Nevro Corp. and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.5	Form of 2.75% Senior Convertible Note Due 2025 (included in Exhibit 4.5).	8-K	4/7/2020	4.3

4.6	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2020	4.6

4.7	Form of Warrant to Purchase Common Stock of Nevro Corp.	8-K	12/1/2023	4.1

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the				X

Exhibit		Incorporated by Reference
Number	Description of Document	Form	Date	Number	Filed Herewith
United States Code (18 U.S.C. §1350).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

NEVRO CORP.
(Registrant)

Date: November 12, 2024	/s/ KEVIN THORNAL
Kevin Thornal
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	/s/ RODERICK H. MACLEOD
Roderick H. MacLeod
Chief Financial Officer (Principal Financial Officer)