Form 10-K
period 2024-12-31
NEVRO CORP
filed 2025-03-04
CIK 1444380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
or
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-36715
________________________________________________________________________
NEVRO CORP.
(Exact name of registrant as specified in its charter)
________________________________________________________________________

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
________________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $305 million based on the closing sale price for the registrant’s common stock on The New York Stock Exchange on that date of $8.42 per share.
As of February 27, 2025, there were 37,878,565 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the definitive Proxy Statement for the Registrants's 2025 Annual Meeting of Stockholders or in an amendment to this Report.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	San Jose, California

NEVRO CORP.

INTRODUCTORY NOTE

On February 6, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Globus Medical, Inc., a Delaware corporation (“Globus Medical”), and Palmer Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Globus Medical (“Merger Sub”), pursuant to which, and on the terms and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into Nevro Corp. (“Nevro”), with Nevro surviving as a wholly owned subsidiary of Globus Medical, which we refer to as the “Merger.”
Under the terms of the Merger Agreement, among other things, Globus Medical will acquire all shares of Nevro for $5.85 per share in cash. The transaction represents a total equity value of approximately $250.0 million. The boards of directors of both companies have approved the transaction. This transaction is expected to close in the second quarter of 2025, subject to Nevro stockholder approval, regulatory approvals and other customary closing conditions.
The foregoing description of the Merger Agreement and the transactions contemplated thereunder is not complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which has been filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on February 6, 2025.

PART I
ITEM 1. BUSINESS
Overview
We are a global medical device company focused on delivering comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in chronic pain treatment. Our product portfolio includes both spinal cord stimulation (SCS) treatment therapy for certain forms of neuropathic pain as well as minimally invasive treatment options for patients suffering from chronic sacroiliac (SI) joint pain.
We developed and commercialized our HFX™ SCS platform, which includes the Senza® SCS system, an evidence-based neuromodulation system for the treatment of chronic pain, with the Senza® HFX iQ™ platform being our latest addition to the Senza family of products. Our HFX solution is approved to deliver a versatile range of waveforms, including our proprietary, paresthesia-free 10 kHz Therapy™ and was demonstrated in our SENZA randomized controlled trial (RCT) to be superior to traditional SCS therapy, with 10 kHz Therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy. In addition to the original approval of our therapy in back and leg pain, we received approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) in July 2021 in the United States and we received expanded labeling in non-surgical back pain (NSBP) in January 2022 in the United States.
Our SENZA-RCT study, along with our SENZA-PDN clinical study, SENZA-NSRBP clinical study and European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.4 billion global SCS market by treating patients with debilitating chronic pain, including back and leg pain, NSBP and PDN.

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

Product	Jurisdiction	Approval Timing
Senza II SCS System	U.S.A. European Union Australia	January 2018 November 2017 September 2018

Senza Omnia SCS System	U.S.A. European Union Australia	July 2019 June 2020 July 2020

Senza Omnia upgrade, Omnia™ Powered by HFX Connect™	U.S.A. Australia	February 2021

PDN Indication Approval	U.S.A. European Union	July 2021 July 2023

NSBP Approval	U.S.A. European Union	January 2022 July 2023

Senza HFX iQ System	U.S.A. European Union	October 2022 November 2024

Senza HFX iQ with HFX AdaptivAI	U.S.A.	September 2024
Surpass Surgical Lead	U.S.A.	April 2017
Reduced-size Surpass-C Surgical Lead	U.S.A.	April 2020
In September 2024, we launched HFX AdaptivAI™, a responsive, personalized pain management platform that powers the HFX iQ SCS system and we believe is the only artificial intelligence (AI)-driven technology in SCS. HFX AdaptivAI utilizes AI and leverages millions of data points and ten years of our innovation and patient care combined with direct patient input to optimize therapy and achieve pain relief in significantly less time than with traditional programming.
In November 2023, we acquired Vyrsa™ Technologies ("Vyrsa"), which developed and manufactured a portfolio of SI joint fusion devices, to expand and diversify our chronic pain portfolio to treat patients diagnosed with SI joint dysfunction. With the addition of these SI joint products to our pain portfolio, we believe we are able to enter a growing market that builds upon our current customer base, leverages our existing sales force and offers limited patient follow up. We believe that approximately 15% to 30% of patients with chronic low back and leg pain have pain that originates in the SI joint, which could offer a strong opportunity in the market. The addition of the Nevro1™, NevroFix™ and NevroPro™ SI joint products to our portfolio provides physicians we work with today with potential other options for treating their chronic pain patients.

In October 2024, a study was published in Medical Devices: Evidence and Research that concurrently assessed and compared the fixation efficacy, invasiveness and fusion potential of Nevro1™ to the posterolateral threaded implant and lateral triangular rod systems sold by our main competitors. The findings in the study support the potential benefits of the Nevro1™, especially in terms of the post-surgical experience for the treatable patient and opportunity for long-term fusion and improved patient outcomes.
The tables below set forth our revenue from U.S. and international sales the past three years on a quarterly basis and total revenue for each of the past five years.

	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024
Revenue from:	(in millions)
U.S. sales	$73.2	$89.0	$86.1	$99.8	$82.3	$93.0	$89.8	$101.5	$87.0	$90.7	$83.9	$91.5
International sales	14.6	15.2	14.4	14.1	14.0	15.8	14.1	14.7	14.9	13.5	13.0	14.0
Total revenue	$87.8	$104.2	$100.5	$113.8	$96.3	$108.8	$103.9	$116.2	$101.9	$104.2	$96.9	$105.5

	2020	2021	2022	2023	2024
Revenue from:	(in millions)
U.S. sales	$311.9	$326.2	$348.2	$366.6	$353.1
International sales	50.2	60.7	58.2	58.6	55.4
Total revenue	$362.0	$386.9	$406.4	$425.2	$408.5
The 2023 global market for SCS therapy was estimated to be approximately $2.4 billion. Throughout 2023 and 2024, the overall SCS market experienced relatively flat growth due to the emergence of alternative minimally invasive spine procedures that occur earlier in the treatment pathway than SCS. We believe that these procedures are suppressing SCS market growth due to a number of factors, including cannibalization of potential SCS patients, cannibalization of operating room (OR) time, a delay in SCS treatment therapy due to another treatment occurring earlier in the care pathway with individual patients, and the additional cost burden on patients with another treatment coming before SCS. However, we believe that the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to continue to capitalize on the addressable trunk-and-limb chronic pain market, which is estimated to be approximately 11% penetrated in the U.S., as well as expand the SCS market by treating other pain-related indications, such as PDN and NSBP, among others. The U.S. represents approximately 80% of this global market due in part to governmental reimbursement restraints in international markets. We believe that, due to factors such as an aging population, an increasing number of failed back surgeries and an increasing prevalence of diabetes, there is continuing opportunity to increase the size of the existing SCS market over time for an SCS therapy that effectively treats back pain.
We believe that we will take both market share of and expand the SCS therapy market due to the unique benefits of 10 kHz Therapy and the broad therapy versatility of our HFX product platform. 10 kHz Therapy is paresthesia-free therapy and has demonstrated superior efficacy when compared to traditional SCS therapies. Traditional SCS therapy generates paresthesia, a sensation typically experienced as tingling, numbness and buzzing, which overlaps the pain area. Paresthesia is often considered unpleasant or uncomfortable. Compared to traditional SCS therapy, which typically operates at 50 Hz to 60 Hz, 10 kHz Therapy delivers spinal cord stimulation at a lower amplitude and a higher frequency waveform. In addition, 10 kHz Therapy relies on consistent anatomical placement of the stimulation leads across patients, thus reducing procedure variability relative to traditional SCS therapy which requires individualized lead placement to properly map paresthesia coverage. We believe the ability of 10 kHz Therapy to deliver pain relief without paresthesia provides a substantial benefit over traditional SCS therapy to patients and physicians. However, despite its shortcomings traditional SCS therapy has a long track record of safety and, together with our product platform, can be made available to the subgroup of patients who do not receive adequate relief with 10 kHz Therapy alone.

Nevro's acquisition of Vyrsa marks our entry into the minimally invasive spine procedure market with three distinct approaches to SI joint fusion. Nevro1, our flagship SI joint fusion product, stands out with its 3D-printed titanium cage designed to promote cellular adhesion and enhance fusion and deployable titanium anchors which are intended to provide stabilization across the SI joint. The U.S. SI joint fusion market, which is currently sized at $300 million, has been experiencing robust growth, with a 24% compound annual growth rate from 2019 to 2023. SI joint pain is believed to be the source of pain for 15% to 30% of low back pain cases, which is why we believe there is a $2 billion market opportunity in this procedure. Nevro1 enjoys favorable reimbursement coverage from Medicare and is well-reimbursed by private payers, further bolstering its market potential.
Clinical Studies/Evidence
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
We believe we have competitive advantages through our proprietary technology, clinical evidence base, growing patient base with approximately 132,000 patients implanted globally with Senza systems, extensive intellectual property and a proven management team with substantial medical device experience. With the well-demonstrated superior efficacy of our 10 kHz Therapy, we aim to continue to drive adoption and penetration in the U.S. market, which represents the largest opportunity in SCS, and expand patient access to 10 kHz Therapy by investing in the development of evidence for new indications such as PDN Sensory.

The SENZA-PDN study is one of the largest randomized controlled trials (RCT) conducted in the field of spinal cord stimulation with 216 randomized patients. The study evaluated paresthesia-free 10 kHz Therapy among patients diagnosed with PDN and refractory to conventional medical management (CMM). Patients were randomized one-to-one to CMM alone or CMM with 10 kHz Therapy. A crossover study design was used, where subjects who did not have adequate pain relief at six months were given the option to cross over to the other treatment arm. Subjects were followed for 24 months, with subjects who crossed over from CMM alone to CMM with 10 kHz Therapy followed for 24 months post-implantation. In April 2021, the six-month data were published online in JAMA Neurology. In July 2021, the FDA approved the Senza System for the treatment of chronic intractable pain of the lower limbs, including unilateral and bilateral pain, associated with PDN. This approval is specific to Nevro’s unique 10 kHz SCS stimulation, and the Senza system was the first and remains the only paresthesia-free spinal cord stimulation system approved by the FDA with a specific indication to treat PDN. The study continued such that future follow-ups were utilized for publication and expanded reimbursement payors coverage. In September 2022, the study was completed, and the study results have been presented at numerous conferences and published in multiple journal publications. In 2024, two key papers were published on post-hoc analyses of additional study outcomes from the SENZA-PDN study: one publication described the improvement of protective sensation with 10 kHz Therapy, while the other documented the long-term improvements in HbA1c and weight observed for a particular cohort of patients with type 2 diabetes.
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
In April 2023, we enrolled the first patient in our PDN Sensory study, the first prospective RCT to assess the restoration of neurological function as a primary objective in patients with intractable PDN. The study was designed to enroll up to 236 patients at multiple sites across the United States. Patients were randomized to conventional medical management or 10 kHz Therapy plus conventional medical management, with optional crossover to the other treatment arm at 6 months if specific criteria were met. In May 2024, with fifteen sites activated and 143 subjects enrolled, study enrollment was paused to perform interim analysis in early 2025 to evaluate if the study could be stopped for efficacy, or for futility, or if additional subjects would be needed to meet study endpoints per the study's statistical analysis plan. As of November 2024, 91 subjects had been randomized.
SCS Market Overview
Existing Treatments for Chronic Pain with SCS and Limitations
Chronic pain has been defined as pain that lasts longer than the time required for tissues to heal, which is often considered to be three months. Patients who present with chronic pain are typically placed on a treatment progression plan. Initial medical management typically includes behavioral modification, exercise, physical therapy and over-the-counter analgesics and non-steroidal anti-inflammatory (NSAID) drugs. When early-stage medical management is not sufficient for the treatment of chronic back and leg pain, patients may progress to interventional techniques, including steroid injections or nerve blocks. Patients who do not respond to these more conservative treatments are considered candidates for more advanced therapies. In other cases, such as for patients suffering from PDN, there may not be any such advanced therapy options. These more advanced therapies include spine surgery, treatment with oral opioids and SCS. Spine surgery, while a common invasive procedure, can result in complications such as "failed back surgery syndrome" (FBSS) a condition where pain persists despite the procedure, and spinal surgery often fails to treat certain types of chronic pain such as severe neuropathic back pain. Oral opioids, while reducing the patient’s perception of pain, lack clinical evidence to support long-term usage and can cause multiple complications and side-effects including nausea, vomiting and dizziness. Further, opioids present a high risk of addiction and abuse.

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
A key part of the permanent system is the implantable pulse generator (IPG) which is a miniaturized version of the external stimulator. The IPG should provide the patient with multiple years of use and can be either rechargeable or non-rechargeable (primary cell). Due to payors constraints in certain European countries, the transition from primary cell IPGs to rechargeable IPGs has been slow in those markets. In the United States and Australia, the majority of IPGs implanted are rechargeable.
Traditional SCS products have required paresthesia to provide pain relief, and consequently, paresthesia coverage has been used as a surrogate metric for successful pain relief. Paresthesia, however, is often considered unpleasant or uncomfortable and is sometimes made worse by a shocking or jolting sensation with changes in posture. Unpleasant sensations can be caused by lead movement closer to the spinal cord or away from it as the patient moves, resulting in variation in paresthesia intensity. Paresthesia is also a constant reminder of the patient’s chronic condition. These limitations of paresthesia-based therapy are particularly true for PDN patients, who are already suffering from paresthesia-like symptoms. Due to the distraction of paresthesia, patients with traditional SCS devices are instructed not to drive or operate machinery when the device is active, and many patients find paresthesia uncomfortable. As such, innovation in the SCS market has historically focused on technologies that optimize traditional SCS therapy’s ability to create more precise paresthesia fields. Even with successful paresthesia coverage, patients still may not receive pain relief or often lose pain relief after a period of time.
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

The competitive landscape has recently evolved with the entry of closed-loop systems in the spinal cord stimulation (SCS) market. Medtronic and Saluda Medical both have launched their respective closed-loop SCS devices, which aim to provide more responsive and personalized therapy. These systems utilize evoked compound action potentials (ECAPs) to measure the spinal cord's response to stimulation and automatically adjust the stimulation output within a predefined range. While this technology holds promise for improving patient outcomes by reducing overstimulation and potentially increasing therapeutic efficacy, it is still in its early stages of adoption. It is important to note that these closed-loop systems currently operate within the low frequency SCS domain, and their long-term benefits and impact on the overall market remain to be fully established.
Our SCS Solution for Chronic Pain
10 kHz Therapy
HFX Therapy, and our 10 kHz Therapy is designed to deliver innovative neuromodulation solutions for treating chronic pain based on what we believe to be the best clinical evidence available. By overcoming many of the limitations of traditional SCS therapy, our 10 kHz Therapy offers superior efficacy for patients and provides significant advantages to physicians and hospitals. We believe the advantages of our proprietary 10 kHz Therapy over traditional SCS include:
•Demonstrated superior efficacy data for both leg and back pain: In our SENZA-RCT pivotal study, 10 kHz Therapy was demonstrated to provide significant and sustained back pain relief in addition to leg pain relief. 10 kHz Therapy was shown in both number of patients that respond and in treatment efficacy to be superior to traditional SCS therapy as it was nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain. Our SENZA-RCT study, along with the previously completed European studies, represent what we believe is the most robust body of clinical evidence for any SCS therapy. We believe that the superior efficacy results and robust data provided in our pivotal clinical trials will drive increased adoption of our 10 kHz Therapy among patients, payors and providers and may enable us to gain significant market share in the approximately $2.4 billion global SCS back and leg pain market. In addition, we believe our efficacy data in back pain will allow us to expand the SCS market under current reimbursement regimes by meeting demand from back pain patients who are largely untreated by traditional SCS therapies.
•FDA-approved for use in NSBP patients; Expansion of the Core Back and Leg SCS Markets: While we have historically treated patients suffering from NSBP, we believe the SENZA-NSRBP study will further expand the core back and leg market by treating more patients for whom spine surgery is not a viable option. The results from our SENZA-NSRBP study showed that 10 kHz Therapy provided significant and sustained pain relief to patients suffering from NSBP compared to CMM. There is a significant unmet need for safe and effective, non-pharmacologic therapy for NSBP and this study provides high-level clinical evidence regarding a therapeutic option for intractable back pain when a patient is not a candidate for spine surgery. All patients in this trial had tried and failed conventional medical management for an average duration of eight years, and experienced profound improvements in pain, disability and quality of life with 10 kHz Therapy at 24 months post-implant. Based on this evidence, in January 2022, we received FDA approval for a specific indication to treat NSBP patients.
•FDA-approved for use in PDN patients: In our SENZA-PDN study, 10 kHz Therapy provided significant and sustained pain relief to patients suffering from PDN compared to CMM. Key findings at the 24-month timepoint, which was published in Diabetes Research and Clinical Practice in August 2023 showed sustained positive outcomes for patients implanted with the 10 kHz SCS Therapy. These included a responder rate (defined as ≥ 50% pain relief) of 90.1%, an average reduction in pain of 79.9%, and 65.7% of patients demonstrating clinically meaningful neurological improvement. Additionally, the majority of participants (91.5%) reported satisfaction with the therapy at 24 months. These results further support the use of 10 kHz SCS as a safe and effective long-term treatment option for PDN.

•Paresthesia free pain relief for patients: 10 kHz Therapy offers the notable benefit to patients of achieving significant and sustained pain relief without paresthesia, thus enabling our patients to avoid the uncomfortable shocking or jolting sensations commonly associated with paresthesia, and removing a major barrier for many patients who may otherwise benefit from SCS therapy. This is particularly true for PDN patients who are already suffering from uncomfortable paresthesia-like symptoms.
•Anatomical lead placement for physicians. Since 10 kHz Therapy relies on consistent anatomical lead placement, it removes the cumbersome process of paresthesia mapping that is required by traditional SCS therapy, reducing variability in the operating procedure and offering a significant benefit to both physicians and hospitals by reducing variability of procedures.
•Ability to treat a broader group of chronic pain patients: Our 10 kHz Therapy is a platform technology that we believe can provide treatment benefits for a broader group of chronic pain indications. Based on analysis from our SENZA-RCT and European studies, as well as our SENZA-PDN and SENZA-NSRBP RCTs, we believe 10 kHz Therapy may be an attractive treatment option for patients. Due to the removal of paresthesia, we believe 10 kHz Therapy may also be an effective therapy for patients with chronic upper limb and neck pain as it does not create the intense discomfort that traditional SCS generates for patients with chronic upper limb and neck pain when leads are placed in the cervical spine. We are currently investigating the use of 10 kHz Therapy to address chronic pain conditions such as chronic upper limb and neck pain.
Our Growth Strategy
By combining the brightest talent with the strongest foundation of clinical evidence, our mission is to deliver comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in chronic pain treatment.
To accomplish this objective, we intend to:

•Grow market share through leveraging the Senza platform: In November 2024, Nevro launched HFX iQ 2.0 powered by HFX AdaptivAI, a significant advancement in our Senza SCS platform. HFX AdaptivAI includes new features designed to provide more personalized therapy and reduce the clinical burden associated with managing SCS patients. This innovative technology is designed to leverage artificial intelligence to optimize stimulation parameters based on individual patient needs and preferences, streamlining the patient journey and potentially improving treatment outcomes. Although early in its launch, we are seeing broad interest and excitement from our physician customers.
•Expand the existing SCS market by treating patients with back pain: We believe we are expanding the existing SCS market by delivering a system that provides meaningful treatment for chronic back pain, including NSBP, which we believe represents a significant opportunity in the global SCS market. With traditional SCS therapy, patients who experience predominantly back pain are often associated with lower levels of treatment success. Consequently, patients with back pain are typically not recommended for treatment with traditional SCS therapy due to the difficulty of achieving and maintaining pain coverage. We completed the SENZA-NSRBP study, which demonstrated that 10 kHz Therapy provided significant pain relief for patients suffering from back pain when that patient is not a candidate for spine surgery. In contrast to traditional SCS therapy, we believe 10 kHz Therapy is positioned to help continue expanding the existing SCS market by effectively treating back pain in addition to leg pain.

•Expand the existing SCS market by treating patients with PDN: We believe we are expanding the existing SCS market by delivering a system that provides meaningful treatment for patients suffering from PDN, which we believe represents a significant opportunity in the global SCS market. Our SENZA-PDN study demonstrated significantly improved and sustained outcomes with 10 kHz Therapy for patients suffering from PDN. We began the commercial launch of our PDN indication in the second half of 2021 and continued to grow that business through 2024. We believe that the results and robust data provided in our SENZA-PDN clinical trial will continue to support increased adoption of our 10 kHz Therapy among patients, payors and providers.
•Expand the existing SI joint fusion market by offering a comprehensive portfolio and novel approach with Nevro1:We believe we can further expand the existing market by offering a comprehensive portfolio of solutions that address a wider range of patient needs with the largest sales force focused on SI joint fusion in the US. The acquisition of Vyrsa provides us with three distinct approaches to SI joint fusion, including the innovative Nevro1 device. This differentiated product portfolio allows physicians to tailor treatment to specific patient requirements, potentially increasing procedure volumes and driving market growth. Furthermore, Nevro1's favorable reimbursement coverage from both Medicare and private payers facilitates patient access and supports broader adoption of SI joint fusion procedures. By addressing unmet needs and enhancing procedural options, we believe we can significantly expand the SI joint fusion market and solidify our position as a leader in this rapidly growing segment.
•Communicate the clinically demonstrated, superior efficacy of 10 kHz Therapy to patients, physicians and payors globally: Given our robust clinical evidence that demonstrates the superior efficacy of our 10 kHz Therapy, we believe we will be able to position our therapy with patients, providers and payors in a differentiated way. Since our SENZA-RCT pivotal study has demonstrated the superiority of 10 kHz Therapy for both back and leg pain in a head-to-head comparison with traditional SCS therapy, we are able to differentiate 10 kHz Therapy by communicating its superior clinical benefits and advantages to patients, physicians and payors. We are working to expand payors coverage to include the use of our 10 kHz Therapy for the management of PDN and NSBP.
•Invest in research and development (R&D) to drive innovation: We are extending our novel and proprietary technologies into a series of product enhancements with the goal of improving the treatment of chronic pain. We also expect to continue developing enhancements to Senza to further increase performance and introduce new benefits including next generation IPGs, enhanced software, updated accessories and enhanced MRI capabilities. We believe that further product enhancements if and when completed will drive continued adoption of our technology platform and further validate the advantages and benefits of our 10 kHz Therapy.
•Scale our business to achieve cost and production efficiencies: We are improving the efficiency of our manufacturing processes, which we believe will lower our per unit manufacturing cost. We expect to continue to scale our manufacturing operations as we expand Senza sales volumes in the United States. For example, in the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins, and, in September 2022, we received FDA approval to begin manufacturing our proprietary SCS systems in our Costa Rica manufacturing facility. We began shipping product manufactured in Costa Rica in 2022 and ramped up production throughout 2023 and 2024. Even with our Costa Rica manufacturing operations, we expect that we will continue to rely on third-party manufacturers to provide key components to support the assembly process. We may incur significant capital expenditures and costs in connection with our manufacturing operations in Costa Rica.

Growth Opportunities in Other Chronic Pain Indications
We plan to use our platform technology to generate evidence on 10 kHz Therapy for potential use in other chronic pain indications and painful neuropathies. There can be no assurance that we will be successful in generating evidence for 10 kHz Therapy in other indications or in receiving additional regulatory approvals, certifications and reimbursement coverage to promote Senza and 10 kHz Therapy for use in other indications. Below are the relevant areas where clinical trial results from earlier feasibility studies have been successful when explored in a larger, more rigorous trial.
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
The results of this study led to the initiation of the SENZA-NSRBP RCT, which compares 10 kHz Therapy delivered in conjunction with CMM to CMM alone in NSBP patients. At the 2021 North American Neuromodulations Society (NANS) conference, we presented our three-month primary endpoint data of SENZA-NSRBP study. The study compares patients receiving 10 kHz Therapy plus CMM to patients receiving CMM alone, among those suffering from chronic back pain who are not surgical candidates based upon an assessment from a spine surgeon. At the three-month primary endpoint patients who received 10 kHz Therapy plus CMM had a response rate of 80.9% compared to 1.3% for the CMM alone group. At the 2022 NANS conference, we presented our 12-month results, including six-month crossover patient data, for our SENZA-NSRBP study. Key findings at 12 months showed profound improvements in pain relief, function, quality of life measures, awareness of positive change and reduction in daily opioid use in NSBP patients receiving 10 kHz Therapy at 12-months post-implant. Results also included comparable improvements for patients that crossed over from CMM to 10 kHz after 6 months. In February 2022, the SENZA-NSRBP 12-month results were published online in the Journal of Neurosurgery: Spine. In January 2023, we presented the full 24-month results from the SENZA-NSRBP study at the 2023 NANS conference, and the full manuscript reporting the 24-month results was published in Journal of Neurosurgery: Spine in November 2023. We expect that this 24-month publication will be used to seek expanded payors coverage for this patient cohort.
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
In 2020, we presented the preliminary outcome data from the SENZA-PDN RCT which demonstrated greater than or equal to 50% pain relief and no worsening in neurological deficit versus baseline was achieved, with 86% of patients in the 10 kHz Therapy plus CMM arm reaching the endpoint, compared with 5% in the CMM only arm at three months. At the 2021 NANS conference, we presented the six-month data, which showed that patients in the 10 kHz Therapy plus CMM arm had a response rate of 85%, compared with 5% in the CMM only arm. The response rate and level of pain relief was maintained through twelve months in the 10 kHz Therapy plus CMM arm. At the American Diabetes Association 81st Scientific Sessions in June 2021, we presented the complete 12-month data, including the six-month crossover data, which showed the response rate and level of pain relief was maintained in the 10 kHz Therapy plus CMM arm and in the crossover arm. The 12-month outcomes in our SENZA-PDN study were published in Diabetes Care in November 2021, which showed that 86% of participants in the 10 kHz SCS study arm reported pain relief >50%, while the average pain relief was 77.1% (% reduction of VAS from baseline). After six months with 10 kHz SCS therapy, 84% of participants in the crossover arm reported pain relief >50%, and average pain relief was 70.3% (% reduction of VAS from baseline). At the NANS conference in January 2022, we presented the 18-month data, which included significant and sustained outcomes with 10 kHz SCS. In addition, analysis of healthcare resource utilization through the first 12 months of the trial indicated reduced spending associated with 10 kHz SCS treatment, particularly for hospitalizations. In August 2023, we published the healthcare utilization outcomes through six months in the Journal of Management Care and Pharmacy. In January 2023, we presented the full 24-month results from the SENZA-PDN study at the 2023 NANS conference, which demonstrated that 90.1% of all patients receiving 10 kHz SCS had ≥50% pain relief at 24 months post implantation. The 24-month results were also published in a manuscript in Diabetes Research and Clinical Practice in August 2023. At NANS 2023, we also presented results for improved sensory function and protective sensation in the feet of patients receiving 10 kHz SCS. This analysis showed that 10 kHz SCS doubled the number of patients at low risk of developing a diabetic foot ulcer. This data was also published in January 2024 in the Journal of Diabetes Science and Technology. Data was published in October 2024 in the Journal of Pain Research demonstrating significant reductions in HbA1c and weight for patients with type 2 diabetes who received 10 kHz SCS. The study demonstrated significant and durable pain relief in participants, with a mean pain reduction of 79.8% and a substantial decrease in lower limb pain scores (p < 0.001). Furthermore, among post-hoc analyses of additional study outcomes, clinically meaningful reductions in HbA1c were observed, particularly in participants with higher preimplantation HbA1c levels (p = 0.031 and p = 0.004, respectively). Significant weight loss was also achieved across all participants, with a mean reduction of 3.1 kg (p = 0.003). Notably, participants with higher BMIs experienced even greater weight loss. Finally, the study showed significant improvements in sleep quality, with a substantial reduction in pain interference (p < 0.001). These findings suggest the potential of 10 kHz SCS to provide benefits for patients with type 2 diabetes and painful diabetic neuropathy.
Clinical Data
Back Pain
To support development of our proprietary 10 kHz Therapy, the technology was evaluated in preclinical studies and further studied in prospective clinical trials, some of which have been published. Key highlights of our SENZA-RCT pivotal study are as follows:
•Our SENZA-RCT study results demonstrated the superiority of 10 kHz Therapy to traditional SCS therapy on all primary and secondary endpoints through 24 months.
•10 kHz Therapy was nearly twice as successful in treating back pain as traditional SCS therapy, with 84% of patients receiving10 kHz Therapy reporting 50% or more pain relief at three months, as compared to 44% of patients receiving traditional SCS therapy. The superiority of 10 kHz Therapy for treating back pain was maintained through the 24-month follow-up period of the study.
•10 kHz Therapy was 1.5 times as successful in treating leg pain as traditional SCS therapy, with 83% of patients receiving 10 kHz Therapy, as compared to 56% of patients receiving traditional SCS therapy, reporting 50% or more pain relief at three months, results that were superior. The superiority of 10 kHz Therapy for treating leg pain was maintained through the 24-month follow-up period of the study.
•10 kHz Therapy provided a 69% reduction in back pain as measured by VAS, versus 44% for traditional SCS therapy, at three months, results that were superior. The superiority of 10 kHz Therapy for reducing back pain was maintained through the 24-month follow-up period of the study. 10 kHz Therapy provided a 73% reduction in leg pain as measured by VAS, versus 52% for traditional SCS therapy, at three months, results that were superior. The superiority of 10 kHz Therapy for reducing leg pain was maintained through the 24-month follow-up period of the study. Superiority of 10 kHz Therapy to traditional SCS therapy demonstrated for both back and leg pain at each designated study endpoint throughout 24 months.

•Patients receiving 10 kHz Therapy did not report paresthesia or uncomfortable stimulation at three months. Patients receiving traditional SCS therapy reported their paresthesia being perceived as uncomfortable stimulation 47% of the time at three months.
•Two-thirds of 10 kHz Therapy patients had a VAS pain score of less than or equal to 2.5 on a scale of 0 to 10 for back pain at three months (which we define as achieving remitter status), which is nearly twice the number of traditional SCS therapy patients (35%) with a VAS pain score of less than or equal to 2.5, results that were statistically superior. The superiority of 10 kHz Therapy for achieving remitter status for back pain was maintained through the 24-month follow-up period of the study.
•Two-thirds of 10 kHz Therapy patients had a VAS pain score of less than or equal to 2.5 on a scale of 0 to 10 for leg pain at three months, a much greater number than traditional SCS therapy patients (40%) with a VAS pain score of less than or equal to 2.5, results that were statistically superior. The superiority of 10 kHz Therapy for achieving remitter status for leg pain was maintained through the 24-month follow-up period of the study.
•Safety outcomes were consistent across the treatment groups, with the exception of uncomfortable paresthesia in traditional SCS patients, which was not experienced by 10 kHz Therapy patients.
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
The table below presents additional major study outcomes at 3, 6, 12, and 24 months. Results are presented for the randomized phase (Months 3 and 6, prior to crossover when patients were in their originally assigned treatment group) and the postimplantation phase (Months 12 and 24 for all implanted patients, including both those originally assigned the 10 kHz Therapy and those who crossed over after six months). Overall, 10 kHz Therapy provided significant improvements across a range of study outcomes, demonstrating the comprehensive benefits of 10 kHz Therapy. Pain relief for patients receiving 10 kHz Therapy was significant and durable out to 24 months, with an average pain relief of 80% and a responder rate of 90% at 24 months (a responder is defined as a patient who experiences at least 50% pain relief relative to baseline/preimplantation). Neurological function improved for a majority of patients receiving 10 kHz Therapy, with 66% of patients assessed to have a clinical meaningful improvement in neurological function at 24 months. Similarly, for patients receiving 10 kHz Therapy, health-related quality of life improved by 2.9-4.9 times the minimum clinically important difference for type 2 diabetes patients, and pain interference with sleep decreased by 66% at 24 months.
Additionally, in a post-hoc analysis of additional study outcomes evaluating loss of protective sensation (LOPS) via 10-g monofilament testing and a published method endorsed by the American Diabetes Association for evaluating the risk of foot ulceration, the percentage of subjects receiving CMM alone who were at low risk of foot ulceration was 19% at baseline and decreased by 12% at 6 months. In contrast, the percentage of subjects receiving 10 kHz Therapy who were at low risk of foot ulceration was 21% at baseline, and this number almost doubled at 6 months and remained stable through 24 months. These results demonstrate a substantial improvement in sensory function, and, given the morbidity and mortality associated with diabetic foot ulcers, these results support a clinically meaningful reversal of LOPS for some PDN patients when receiving 10 kHz Therapy.
Given that metabolic factors and chronic neuropathic pain are related, in another post-hoc analysis of additional study outcomes, 144 SENZA-PDN study participants who received 10kHz SCS were stratified by preimplantation HbA1c and body mass index (BMI). At 24 months, participants with preimplantation HbA1c >7% and >8% achieved clinically meaningful and statistically significant mean reductions in HbA1c of 0.5% (P = 0.031) and 1.1% (P = 0.004), respectively. Significant mean weight loss of 3.1 kg (P = 0.003) was observed across all study participants, regardless of BMI. These reductions were accompanied by a mean pain reduction of 80% and a mean decrease in pain interference with sleep of 65% at 24 months across all cohorts. This is the first study of SCS to report long-term, significant, and clinically meaningful reductions in HbA1c and weight in study participants with PDN and T2D, particularly among those with elevated preimplantation HbA1c and BMI.
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

Summary of major outcomes for the SENZA-PDN RCT:

	Month 3[a]	Month 6[a]	Month 12[b]	Month 24[b]
Responder rate
10 kHz Therapy (%)	88.6	85.2	83.4	90.1
CMM (%)	7.3	6.3
Comparison p-value	<0.001	<0.001
Percent pain relief
10 kHz Therapy (%)	77.0	76.4	74.8	79.9
CMM (%)	5.3	-1.8
Comparison p-value	<0.001	<0.001
Proportion of patients with improvement in neurological function
10 kHz Therapy (%)	72.4	62.4	63.4	65.7
CMM (%)	6.4	3.2
Comparison p-value	<0.001	<0.001
Improvement in health-related quality of life (EQ-5D-5L index score)
10 kHz Therapy (points)	0.138	0.130	0.140	0.146
CMM (points)	-0.009	-0.031
Comparison p-value	<0.001	<0.001
Percent reduction in pain interference with sleep (PSQ-3 score)
10 kHz Therapy (%)	66.1	62.1	59.7	65.5
CMM (%)	-1.5	-4.2
Comparison p-value	<0.001	<0.001
Increase in proportion of patients at low risk of foot ulceration
10 kHz Therapy (%)	90.5	89.6	89.1	103.4
CMM (%)	5.7	-11.5
Comparison p-value	0.005	<0.001
Reduction of HbA1c in Subjects receiving 10 kHz SCS
Preimplant HbA1c > 7.0% (N = 72): Baseline 8.2%	-0.1±1.3	-0.1 ± 1.3%	-0.3 ± 1.6%	'-0.5 ± 1.5%[c]
Preimplant HbA1c > 8.0% (N = 39): Baseline 8.9%	-0.4±1.5	'-0.6 ± 1.2%[c]	'-0.8 ± 1.4%[d]	'-1.1 ± 1.5%[d]
Reduction of Weight in Subjects receiving 10 kHz SCS
Full cohort (N = 142): Baseline 104.7 ± 1.5 kg	0.1 ± 6.1 kg	0.7 ± 7.5 kg	1.8 ± 8.8 kg	3.1 ± 11 kg
a Except for HbA1c and Weight data presented at Month 3 and Month 6 are for the randomized phase of the study. Results are presented relative to each patient’s baseline value for that outcome. Results are shown for all available data at each study visit. Sample sizes for the 10 kHz Therapy group are n = 89 and n = 88 at Month 3 and Month 6, respectively, and sample sizes for the CMM group are n = 96 and n = 95 at Month 3 and Month 6, respectively. b Data presented at Month 12 and Month 24 are for the post-implantation phase of the study for all implanted patients. Results are presented relative to each patient’s pre-implantation value for that outcome (except for neurological improvement, HbA1c, and weight, which are relative to study baseline). Results are shown for all available data at each study visit. Except for HbA1c and Weight, sample sizes for the 10 kHz Therapy group are n = 146 and n = 142 at Month 12 and Month 24, respectively. c P < 0.05 vs. preimplantation. d P < 0.01 vs preimplantation
The 12-month outcomes for 10 kHz Therapy in our SENZA-PDN study were presented at the American Diabetes Association 81st Scientific Sessions in June 2021 and were published in Diabetes Care in November 2021. Data from the SENZA-PDN trial supported the FDA's July 2021 approval of the Senza system for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. The SENZA-PDN RCT 12-month data demonstrated the following benefits of 10 kHz SCS:
•At 12 months, 86% of participants receiving 10 kHz SCS Therapy reported pain relief >50%, while the average pain relief was 77.1% (% reduction of VAS from baseline).

•After six months with 10 kHz Therapy, 84% of participants in the crossover arm reported pain relief >50%, and average pain relief was 70% (% reduction of VAS from baseline).
•5 of 154 permanent SCS devices were explanted for a 3.2% explant rate (all explants were due to infection).
•At 12 months, 68% of the participants receiving 10 kHz Therapy had observed improvement upon an investigator-assessed neurological examination, which included testing lower limb motor strength, sensory function, and reflexes.
•After six months with 10 kHz Therapy, 62% of the crossover arm had observed improvement upon an investigator-assessed neurological examination, which included testing lower limb motor strength, sensory function, and reflexes.

At the NANS conference in January 2023, the full 24-month study data were presented and the results were published in Diabetes Research and Clinical Practice in August 2023. Additionally, in October of 2024, the long-term (24 months) improvement of 10 kHz SCS on diabetes-related quality of life metrics seen in the SENZA-PDN study were published in the Journal of Diabetes Science and Technology.
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
Our HFX Solution
We developed and commercialized our HFX™ spinal cord stimulation (SCS) platform, which includes the Senza® SCS system, an evidence-based neuromodulation system for the treatment of chronic pain, with the Senza® HFX iQ™ platform being our latest addition to the Senza family of products. HFX delivers both traditional low frequency therapies and our proprietary 10 kHz Therapy and is the only SCS solution with the ability to pair high and low frequencies, multiple waveforms and mechanisms of action.

In November 2024, we launched HFX iQ 2.0 powered by HFX AdaptivAI, a significant advancement in our SCS platform. HFX AdaptivAI adds new features designed to provide more personalized therapy and reduce the clinical burden associated with managing SCS patients. This innovative technology leverages artificial intelligence in effort to optimize stimulation parameters based on individual patient needs and preferences, potentially streamlining the patient journey and improving treatment outcomes.

Key features of HFX AdaptivAI include:

•Bipole Interlacing™: This proprietary technology creates customized therapy programs in real-time using direct patient input.

•Relief and Beyond: HFX AdaptivAI is engineered to improve pain relief over time by continuing to optimize therapy even when pain relief over 50% has been achieved.

•Smart Power: Through therapy optimization, advanced Smart Power technology allows patients to charge their device as little as six times per year.
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
Nevro1: SI Joint fusion system with integrated transfixing technology, providing SI Joint stabilization and opportunity for long-term fusion.

NevroFix: Lateral SI Joint transfixing titanium screws designed to provide compression of the joint space.
NevroPro: The first minimally invasive (MIS) posterior allograft SI Joint fusion system designed to provide decortication of the SI Joint articular surface with multiple implant sizes for variable patient anatomy.
Third-Party Coverage and Reimbursement
In the United States, the primary purchasers of Senza are hospitals, outpatient surgery centers and physician offices. These purchasers bill various third-party payors, such as Medicare, Medicaid and private health insurance plans for the healthcare services associated with the SCS procedure. Government agencies and private payors determine whether to provide coverage for specific procedures. In the United States, the Centers for Medicare & Medicaid Services (CMS) administers the Medicare and Medicaid programs (the latter, along with applicable state governments). As the single largest payors, the Medicare program has a significant impact on other payors’ payment systems.
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
In the United States, although CMS initially approved a transitional pass-through payment for 10 kHz Therapy under the Medicare hospital outpatient prospective payment system effective January 1, 2016 through December 31, 2017, healthcare providers who purchase our products currently do not receive separate reimbursement for our products. Instead, they rely on third-party payors, including Medicare, Medicaid and private health insurance plans, to reimburse for the procedure under their payment methodologies, many of which are bundled fee schedules that include device costs, procedural services, supply costs and facility overhead. Accordingly, the additional cost associated with the use of our products can impact the profit margin of the hospital or surgery center where the surgery is performed. Medicare reimbursement rates for the same or similar procedures vary due to geographic location, nature of the facility in which the procedure is performed (i.e., hospital outpatient department or outpatient surgery centers) and other factors.
Although private payors’ coverage policies and reimbursement rates can differ significantly from payors to payors, the Medicare program is frequently used as a model for how private payors and other governmental payors develop their coverage and reimbursement policies for healthcare items and services, including SCS procedures.
We currently have a favorable National Coverage Determination (NCD) and reimbursement by Medicare for chronic back and leg pain, PDN and NSBP. Decisions of coverage and reimbursement for Senza and the related implant procedure from private health insurance providers can vary. In general, these decisions require that such payors perform analyses to determine if the procedure is medically necessary and if our technology is covered under their existing coverage policies. These payors may deny reimbursement if they determine that the device or procedure was not medically necessary for the patient and used in accordance with the payor’s coverage policy.
A significant component of our commercial efforts includes working with private payors to ensure positive coverage decisions for our products. For our traditional chronic back and leg pain market, we believe that favorable coverage and reimbursement for procedures using our products from Medicare and most commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield (BCBS) and Kaiser, have contributed to our increase in revenue to date. Although the largest commercial payors and Medicare cover procedures using Senza, there can be no assurance that all private health insurance plans will cover the therapy. Effective July 1, 2021, Medicare now requires Prior Authorization for certain hospital outpatient procedures, including SCS procedures. While Medicare, through both national and local coverage policies, currently provides coverage for NSBP, most commercial payors still do not explicitly cover NSBP. In January 2022, we announced that UnitedHealthcare will provide coverage for our 10 kHz Therapy for the treatment of PDN for dates of service on or after March 1, 2022. In March 2022, we announced that Noridian, the Medicare Administrative Contractor (MAC) that oversees the majority of the western United States, released an update to their Local Coverage Billing and Coding article for spinal cord stimulators for chronic pain to include two new ICD-10 codes that cover PDN. This change was posted on March 4, 2022 and is retroactive for procedures performed on or after January 1, 2022.

During the second quarter of 2022, a number of coverage updates among BCBS insurers were made to explicitly cover PDN, including BCBS Idaho (effective April 28, 2022); BCBS Hawaii - Hawaii Medical Service Association (effective May 27, 2022); and BCBS Alabama (effective May 29, 2022).
During the third quarter of 2022, a number of coverage updates were made by insurers to explicitly cover PDN. Combined, these updates represent approximately 43.5 million commercially-insured covered lives, with approximately 54% of the addressable US PDN population now covered under a formal policy for PDN. Coverage decisions are subject to medical necessity evaluations based on clinical evidence and insurer-specific policy criteria:
•Effective July 1, 2022, Premera Blue Cross, the largest health plan in the Pacific Northwest (Washington and Alaska) representing approximately 2.5 million covered lives, updated its policy to specifically cover PDN.
•Effective August 1, 2022, Health Care Services Corporation (HCSC) updated its SCS policy to explicitly cover PDN. HCSC is an independent licensee of Blue Cross Blue Shield and the parent company of BCBS Texas, Illinois, Oklahoma, New Mexico, and Montana, representing over 16 million covered lives.
•Effective August 29, 2022, Aetna updated is SCS policy to explicitly cover PDN. Aetna is one of the largest health plans in the United States covering approximately 22 million commercial lives.
•Effective October 1, 2022, BCBS Massachusetts has updated their medical policy to explicitly cover PDN. BCBS Massachusetts represents approximately 2.3 million covered lives.
•Effective October 1, 2022, Capital Blue, a health plan in Pennsylvania, updated their medical policy to explicitly cover PDN. Capital Blue represents approximately 700,000 covered lives.
Effective December 1, 2022, UnitedHealthcare updated its SCS medical coverage policy and added language to indicate SCS devices are not covered for treating chronic intractable back pain without prior spine surgery (NSBP). All other elements of their SCS coverage policy remained as they were before, including their recent decision in January 2022 to cover the use of SCS for PDN.

Effective January 10, 2023, BCBS New Jersey updated their medical policy to explicitly cover PDN. BCBS New Jersey represents approximately 3.7 million covered lives.

Effective June 15, 2023, Florida Blue, the largest commercial payors in Florida representing 4.6 million covered lives, updated their medical policy to include coverage for painful diabetic neuropathy, effective June 15, 2023. Florida Blue previously only covered peripheral neuropathies but this update may give providers and patients confidence in broader access for all PDN patients moving forward.

Effective July 13, 2023, Novitas Solutions (Novitas) and First Coast Service Options (FCSO), the Medicare
Administrative Contractors (MACs) that represent Arkansas, Colorado, Delaware, Florida, Louisiana, Maryland, Mississippi, New Jersey, New Mexico, Oklahoma, Pennsylvania, and Texas retired their Local Coverage Determinations (LCD L35450 and L36035, respectively). Those LCDs did not have coverage for PDN or NSRBP and their retirement expanded coverage for those patients who live in Novitas and FCSO jurisdictions.

Effective April 14, 2024, Anthem via their third-party utilization management company, Carelon, began covering PDN for SCS. This expansion represents approximately 40 million commercial lives now covered for PDN.
With respect to both PDN and NSBP, there are still some payors that have not yet updated their policies to expressly cover SCS procedures, including in the case of PDN, primarily Cigna. A significant number of negative coverage and reimbursement decisions by private insurers may impair or delay our ability to grow our revenue.
We are working to expand payors coverage to include the use of our 10 kHz Therapy for the management of PDN and NSBP. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful. In addition, payors continually review new technologies for possible coverage and can deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payors separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

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
Product Development and Research Development
Our objective is to continue to improve patient outcomes and further expand patient access to 10 kHz Therapy through enhancements to Senza and the development of new indications. Research and development (R&D) expenses were $51.5 million, $54.4 million and $53.1 million for years ended December 31, 2024, 2023 and 2022, respectively.
Since the launch of the initial Senza system, we have introduced a number of product enhancements. These include a short-tip version of the lead, new lengths of the lead, a surgically placed paddle lead, an active anchor with improved performance over silicon anchors, a second generation active anchor with smaller volume, lead adaptors that allow use of competitor leads already implanted in patients, upgraded clinician programmer software, a number of next generation IPGs which are conditionally safe for MRI scans anywhere on the body, our Surpass surgical lead to complement our percutaneous lead, our Omnia upgrade powered by HFX Connect, a new trial stimulator, our most recent IPG HFX iQ and further enhancement to the HFX iQ platform with HFX AdaptivAI. We also expect to continue developing enhancements to further increase performance and introduce new benefits including next generation IPGs and enhanced MRI capabilities. There can be no assurance that we will be successful in these efforts or in receiving any required regulatory approvals.
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

Additionally, in 2021, we established a new sales organization to support the launch of our PDN indication in the U.S. This sales organization targets and educates physician specialties involved in PDN treatment decisions, including primary care physicians, endocrinologists, internal medicine and podiatrists, to create awareness of 10 kHz Therapy to treat PDN patients. Throughout 2024 we began to integrate this market development team into the broader sales organization.
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
Competition
We compete in the SCS market for chronic pain. We also compete with spine surgeries, in particular re-operations. Currently, our major competitors are Medtronic, Boston Scientific and Abbott Laboratories, who have obtained regulatory approval for SCS systems. New entrants are include Saluda and Biotronik. We also compete in the SI Joint fusion market. Some of our main competitors in this market include PainTeq and SI Bone. We believe that the primary competitive factors in the market are:
•Sales force experience and access
•Published clinical efficacy data

•Product support and service
•Effective marketing and education
•Company brand recognition
•Clinical research leadership
•Technological innovation, product enhancements and speed of innovation
•Pricing and reimbursement
•Product reliability, safety and durability
•Ease of use
•Physician advocacy
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
We expect our competitors to periodically launch new products and release additional clinical evidence. For example, Abbott Laboratories received FDA approval for a SCS system that offers an alternate low frequency waveform called BurstDR, and in February 2016, the company gained approval for a neuromodulation system that stimulates the dorsal root ganglion for treatment of focal pain and complex regional pain syndrome, in each case, using pivotal clinical studies for each therapy to support the FDA approval process. Abbott Laboratories most recently received approval for a next generation rechargeable IPG system in December 2022. Medtronic gained FDA approval for the Intellis™ spinal cord stimulator in September of 2017, and in January of 2020 announced the purchase a company called Stimgenics, which includes a proprietary SCS waveform called Differential Target Multiplexed (DTM). Medtronic also gained FDA approval for its Intellis™ and Vanta™ spinal cord stimulators for the treatment of chronic pain associated with diabetic peripheral neuropathy in January 2022 and received approval for Inceptiv, a closed loop system in the U.S. in April 2024. Boston Scientific broadly launched the WaveWriter™ SCS system in January 2019, the WaveWriter™ Alpha SCS system and its Fast Acting Sub-perception Therapy (FAST™) in January 2021, and also promotes the results of a sub-threshold therapy through their WHISPER, COMBO and HALO studies. Boston Scientific received approval for diabetic neuropathy in October 2023, Saluda received FDA approval of its low frequency closed loop system for the treatment of chronic pain in March 2022 and EU approval in September 2019. Biotronik is the newest entrant to the market with approval for SCS system, Prospera in March 2023.
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

Patents, Trademarks and Proprietary Technology
As of December 31, 2024, we owned 294 issued patents globally, of which 178 were issued U.S. utility patents, six were issued U.S. design patents, 60 were issued Australian utility patents, four were Australian design patent, 20 were issued European utility patents, seven were European design patents, four were issued Japanese patents, two were issued Korean utility patents, one was an issued Korean design patent, four were issued Chinese utility patents, two were issued Chinese design patents, four were Canadian utility patents and seven were United Kingdom design patents. In general, our patents cover SCS systems that are configured to generate non-paresthesia producing therapy signals, as well as additional aspects, algorithms and components of the Senza system and 10 kHz Therapy. Our patents also cover other technologies and therapies in neuromodulation. As of December 31, 2024, we held 115 patent applications pending globally, of which 49 were patent applications pending in the United States, and 66 were PCT patent applications or patent applications pending across Europe, Australia, Canada, Japan, China, India and Korea. We also have an exclusive license from the Mayo Foundation to two U.S. issued patents and one U.S. pending patent application. All of our current issued patents are projected to expire between 2028 and 2043, with key patents expiring between 2028-2032. In addition, in association with our acquisition of Vyrsa Technologies, we acquired two issued U.S. patents and one pending U.S. application. The Vyrsa Technologies patents generally cover surgical procedures for sacroiliac (SI) joint implants. We also obtained an exclusive license to 15 issued U.S. patents, eight issued foreign patents, two pending U.S. applications, and six pending foreign applications from Camber Spine Technologies, LLC.
As of December 31, 2024, our trademark portfolio contained 214 trademark registrations, of which there were 12 U.S. trademark registrations, 22 Australian trademark registrations, 23 European trademark registrations, 19 U.K. trademark registration, nine Japanese trademark registrations, six Norwegian trademark registration, nine Swiss trademark registration, 52 Kuwaiti registration, three Canadian registrations, 17 Turkish trademark registrations and three Costa Rican trademark registration. Our trademark portfolio also contained 31 pending applications, of which ten are pending U.S. trademark applications and 21 are pending foreign trademark applications. In our acquisition of Vyrsa Technologies, we acquired seven trademark registrations and we licensed two registered trademarks from Camber Spine Technologies, LLC.
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

The Mayo License
In October 2006, we entered into an amended and restated license agreement (the Mayo License) with the Venturi Group, LLC (VGL) and the Mayo Foundation for Medical Education and Research (the Mayo Foundation) pursuant to which we were granted a worldwide license to make, use, sell, offer for sale, and import products incorporating or using the know-how developed for and provided to us by the Mayo Foundation or VGL. Pursuant to the Mayo License, we are obligated to pay royalties in the low single digits to the Mayo Foundation, on a country-by-country and product-by-product basis, based on a percentage of net sales of licensed products, subject to reduction under certain circumstances. In 2022, we incurred an obligation to pay a de minimis amount of royalties based on sales made in another country. No royalties were due for the years ended December 31, 2023 and 2024. The Mayo License terminates upon the expiration of (1) the last to expire of the licensed patents or (2) our obligation to pay royalties, whichever is later.
Manufacturing and Supply

We have historically relied exclusively on third-party manufacturers to manufacture and assemble our Senza SCS systems and their components. In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins. In September 2022, we received FDA approval for the production of our Senza SCS systems, including our HFX product platform, at our Costa Rica facility. This facility, located in the Coyol Free Trade Zone in Alajuela, Costa Rica, is our first global manufacturing operation, ensuring greater controls and efficiency in the manufacture of products to patients around the world and augmenting our already strong manufacturing and supply chain partners. We began shipping product manufactured at this facility in 2022, and ramped-up our production throughout 2023 and 2024. We expect to have completed the transfer of all intended production from contract manufacturers into our Costa Rica manufacturing facility in the second half of 2025.
Notwithstanding our Costa Rica manufacturing operations, we will continue to rely upon third-party suppliers for the manufacture and assembly of a certain number of our Senza SCS systems and their components, some of which are single- or sole-sources of the relevant product component. We believe we have qualified alternate sources for key components and devices, but have chosen to focus our production and sourcing from predominately single sources in order to reduce our production costs. In the event that our relationship with any of our single- or sole-source suppliers terminates in the future, we have alternate sources in many cases and known alternate sources for most of our components to manage risks in the supply chain. We believe that our existing manufacturing facility and third-party facilities will be adequate to meet our current and anticipated manufacturing needs.

We believe our manufacturing operations, and those of our suppliers, are in compliance with regulations mandated by the FDA. Manufacturing facilities that produce medical devices or their component parts intended for distribution world-wide are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. For products distributed in the United States, we are required to manufacture any products that we sell in compliance with the FDA’s Quality System Regulation (QSR) which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We have obtained the following international certifications: European Union (EU) Regulation No 2017/745 (the Medical Device Regulation or EU MDR) certification covering Quality Management System and technical file certification for the design and manufacture of spinal cord stimulator systems and accessories, and Quality Management System ISO13485:2016. We are required to demonstrate continuing compliance with applicable regulatory requirements to maintain these certifications and will continue to be periodically inspected and audited by international regulatory authorities and notified bodies for certification purposes.
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
CCC Supply Agreement
We have previously relied upon C.C.C. Del Uruguay S.A. (CCC), a subsidiary of Integer Holdings Corporation (formerly Greatbatch Ltd.), as one of our manufacturers of our IPGs. We had a multi-year supply agreement with CCC with regard to the manufacture and supply of our IPGs, and since the agreement first became effective on November 11, 2016, we have entered into amendments to the supply agreement with CCC that incorporated new product models and adjusted unit cost. In July 2024, we amended the supply agreement with CCC pursuant to which Integer Holdings Corporation (Integer) will no longer supply us with IPGs after June 2025, at which point, Integer will supply only certain components of our IPGs to our Costa Rica facility, reducing our strategic reliance.
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
510(k) Clearance Marketing Pathway
Certain of products in our SI joint fusion portfolio have obtained 510(k) clearance from the FDA, and we may develop additional products for which we may seek similar clearance. To obtain 510(k) clearance, a manufacturer must submit to the FDA a premarket notification demonstrating that the proposed device is “substantially equivalent” to an appropriate predicate device. A predicate device is a legally marketed device that is not subject to premarket approval and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments.
If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval or de novo reclassification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo request or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained or a de novo request is granted. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

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
If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval order or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and the data is then submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained, or problems are identified following initial marketing.
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
Regulation of Medical Devices in the European Union
The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.
Until May 25, 2021, medical devices and implantable active medical devices were respectively regulated by Council Directive 93/42/EEC (the EU Medical Devices Directive) and Council Directive 90/385/EEC (the EU Active Implantable Medical Devices Directive) (together the EU Medical Devices Directives), which have been repealed and replaced by the EU Medical Devices Regulation. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directives, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU. Our certificates have been initially granted under the EU Active Implantable Medical Devices Directive and we successfully transitioned toward the EU Medical Devices Regulation and obtained new certification of our devices under said regulation effective on January 31, 2023.
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
The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (UDI) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (UDI-DI) specific to a device, and a production identifier (UDI-PI) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. Certain obligations for registration in Eudamed are expected to become applicable in the first quarter of 2026 (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directives continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.
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
Manufacturers (and authorized representatives) must also have available within their organization at least one person responsible for regulatory compliance (PRRC) who possesses the requisite expertise in the field of medical devices. The PRRC is responsible for all aspects of compliance with the requirements of the EU Medical Devices Regulation and in particular compliance with post-market surveillance and vigilance requirements.
The advertising and promotion of medical devices is subject to some general principles set forth in the EU legislation. According to the EU Medical Devices Regulation, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

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
Brexit and the UK Regulatory Framework
Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the United Kingdom's (UK) withdrawal from the EU (Brexit) transitional period on January 1, 2021, new regulations require all medical devices to be registered with the MHRA before being placed on the Great Britain market. The MHRA only registers devices where the manufacturer or their UK responsible person has a registered place of business in the UK. Beginning January 1, 2022, manufacturers based outside the UK need to appoint a UK responsible person that has a registered place of business in the UK to register devices with the MHRA.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directives and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create a new access pathway to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but the MHRA confirmed that the core elements of the new framework are now expected to be in place in 2025, while draft legislation for priority measures to enhance post-market surveillance were laid before parliament in October 2024. In addition, on November 14, 2024, the MHRA launched a new consultation on proposals to update the regulatory framework for medical devices in Great Britain, covering four topics, namely (1) a new international reliance scheme to enable swifter market access for certain devices that have already been approved in a comparable regulator country; (2) the new UK Conformity Assessed (UKCA) mark and, in particular, proposals to remove the requirement to place such UKCA marking on devices; (3) conformity assessment procedures for in vitro diagnostic devices; and (4) maintaining in UK law certain pieces of “assimilated” EU law which are due to sunset in 2025. The MHRA consultation was opened until January 5, 2025 and it is expected that secondary legislation implementing the proposals would be introduced in 2025.
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

Data Privacy and Security Laws
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Other Regulations
We are also subject to healthcare fraud and abuse regulation in the jurisdictions in which we will conduct our business. These laws include, without limitation, applicable anti-kickback, false claims, and physician sunshine laws and regulations.
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
The Federal Physician Payments Sunshine Act: The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information related to “payments or other transfers of value” exceeding certain thresholds and made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, and to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members.
Analogous State and Foreign Law Equivalents: We may be subject to state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payors, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other “transfers of value” to physicians and other healthcare providers or marketing expenditures.
Healthcare Reform: In March 2010, the Affordable Care Act (the ACA) was signed into law. The ACA impacted existing government healthcare programs and resulted in the development of new programs.
Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA, however, challenges to the ACA are uncertain under the new U.S. political administration and may increase.
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
Employees and Human Capital
As of December 31, 2024, we had 1,099 employees globally. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel. We are committed to developing our employees and providing them with opportunities to contribute to our growth and success. Our employees are not subject to a collective bargaining agreement, and we believe that we have good relations with our employees.

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
Risk Factor Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our common stock:

•The conditions under the Merger Agreement to Globus Medical’s consummation of the Merger may not be satisfied at all or in the anticipated timeframe.
•The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price.
•We are dependent on continued market acceptance in the United States for our 10 kHz Therapy, and the failure of our 10 kHz Therapy to continue to gain market acceptance would negatively impact our business.
•Our success depends on our ability to grow the SCS market by generating awareness and demonstrating the benefits of our therapy for treating pain, including patients suffering from PDN and NSBP.
•We must educate physicians and demonstrate to them the merits of our 10 kHz Therapy compared to those of our competitors.
•If our competitors, who are large, well-established companies with substantially greater resources than ours and a long history of competing in the SCS market, are better able to develop and market neuromodulation products (including for new indications, such as PDN) that are safer, more effective, less costly, easier to use or otherwise more attractive than our Senza systems, our business will be adversely impacted.
•We have a history of significant losses. If we do not achieve and sustain profitability, our financial condition could suffer.
•If third-party payors do not provide adequate coverage and reimbursement for the use of Senza, our revenue will be negatively impacted.
•We currently are, and may in the future become, involved in lawsuits to defend ourselves against intellectual property disputes, which could be expensive and time consuming, and ultimately unsuccessful, and could result in the diversion of significant resources, and hinder our ability to commercialize our existing or future products.
•If we fail to maintain FDA approval or foreign approval or certification to market and sell Senza, or if such approval or certification is impacted in the future, we will be unable to commercially distribute and market Senza in the United States and abroad. Further, we may not be able to obtain required regulatory approvals or certifications to expand the indications for which we may market and sell Senza.
•We are in the process of developing internal manufacturing capabilities for our products, but expect to remain dependent upon third-party manufacturers and suppliers, in some cases sole- or single-source suppliers, making us vulnerable to supply shortages and problems and price fluctuations, which could harm our business.
•If we fail to receive access to hospital facilities, our sales may decrease.

•If clinical studies for future indications do not produce results necessary to support regulatory clearance, approval or certification in the United States or elsewhere, we will be unable to commercialize our products for these indications.
•We are required to maintain high levels of inventory, which could consume a significant amount of our resources, reduce our cash flows and lead to inventory impairment charges.
•Senza is subject to extensive governmental regulation, both in the United States and in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer.
•We may be subject to federal, state and foreign healthcare laws and regulations, and a finding of failure to comply with such laws and regulations could have a material adverse effect on our business.
•Our stock price has experienced significant volatility and may continue to be volatile. As a result, our stockholders may not be able to resell shares of our common stock at or above the price they paid and such volatility may also adversely impact the value of the 2025 Notes and Braidwell Warrants.
Risks Related to the Merger
The conditions under the Merger Agreement to Globus Medical’s consummation of the Merger may not be satisfied at all or in the anticipated timeframe.
On February 6, 2025, we entered into the Merger Agreement with Globus Medical and Merger Sub, pursuant to which Merger Sub will be merged with and into Nevro, with Nevro surviving the merger as a wholly owned subsidiary of Globus Medical.
Consummation of the Merger is subject to approval by our stockholders; the expiration or termination of any applicable waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit or prevent the Merger; and other conditions specified in the Merger Agreement. As a result, there can be no assurance that the Merger will be consummated in our expected timeframe if at all.
The Company intends to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.
The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price.
Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the consummation of the Merger will be satisfied. The Merger Agreement may also be terminated by us and/or Globus Medical in certain specified circumstances, as described below. We are subject to several risks as a result of the announcement of the Merger Agreement, including, but not limited to, the following:

•if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated;
•certain costs related to the Merger, including the fees and/or expenses of our legal, accounting and financial advisors must be paid even if the Merger is not completed;
•pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;

•the attention of our management may be directed towards the consummation of the Merger and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us;
•our inability to retain existing key employees or hire new capable employees, given the uncertainty regarding our future, in order to execute on our continuing business operations;
•a failure to complete the Merger within the proposed timeframe, or at all, may result in negative publicity and/or a negative impression of us in the investment community or business community generally;
•difficulties maintaining relationships with collaborators, vendors, and other business partners;
•third parties may determine to terminate and/or attempt to renegotiate their relationship with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;
•upon termination of the Merger Agreement by us or Globus Medical under specified circumstances, we would be required to pay a termination fee of $10.0 million or $15.0 million, depending on the circumstances surrounding such termination; and
•we could be subject to litigation related to any failure to complete the Merger.
In addition, our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include without limitation the following:
•members of the Board and our executive officers holds outstanding Nevro equity awards;
•each of our executive officers is party to an employment agreement and/or is a participant in a severance program that provides for severance payments and benefits upon a qualifying termination in connection with a change in control, which includes the Merger;
•each of our non-employee directors is subject to a compensation policy that provides upon the occurrence of a “change in control” (including the Merger), all equity retainer awards granted to non-employee directors will become fully vested; and
•certain of our executive officers’ compensatory payments were and/or will be subject to certain mitigation treatment in order to mitigate the potential impact of Sections 280G and 4999 of the United States Internal Revenue Code of 1986, as amended, or the Code, in connection with the Merger.
The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the Merger.
The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Globus Medical a termination fee of approximately $10.0 million or $15.0 million, depending on the circumstances surrounding such termination.
These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Merger. Furthermore, even if a third-party elects to propose an acquisition, the concept of a termination fee may result in that third-party offering a lower value to our stockholders than such third-party might otherwise have offered.

Risks Related to our Business
Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events have affected and could further adversely affect our business, financial condition, results of operations or liquidity, either directly or through adverse impacts on certain of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical studies.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability. A severe or prolonged economic downturn, or additional global financial or political crises, could result in a variety of risks to our business, including delayed clinical studies or preclinical studies, delayed approval (or certification) of our product candidates, delayed ability to obtain patents and other intellectual property protection, weakened demand for our product candidates, if approved (or certified), or our ability to raise additional capital when needed on acceptable terms, if at all. Such economic impacts could also impact the decision of patients and customers to seek and undertake elective procedures, which would adversely impact our revenue and results of operations.
Adverse macroeconomic conditions could also result in a significant disruption in financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our 2.75% convertible senior notes due 2025 (the 2025 Notes) and the Braidwell Term Loans. Our ability to repay the 2025 Notes and the Braidwell Term Loans could also be adversely impacted by higher interest rates which could make it more difficult to access capital on favorable trends, or at all.
The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.
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
We may be unable to gain broader market acceptance for a number of reasons, including due to the below and as a result of other factors set forth herein:
•established competitors with strong relationships with customers, including physicians, hospitals and third-party suppliers;
•limitations in our ability to demonstrate differentiation and advantages of our product compared to competing products and the relative safety, efficacy and ease of use of our product;
•the limited size of our sales force and the learning curve required to gain experience selling our product;
•difficulties and challenges in developing and addressing the PDN and NSBP markets as the first neuromodulation therapy approved for these indications, some of which may be difficult to predict or foresee until later in the commercial rollout;
•the inability to obtain sufficient supply of the components for our Senza systems or secure second-source suppliers if our main suppliers are unable to fulfill our orders;
•insufficient financial or other resources to support our commercialization efforts necessary to reach profitability; and
•the introduction and market acceptance of new, more effective or less expensive competing products and technologies.
Moreover, physicians and hospitals may not perceive the benefits of our products and may be unwilling to change from the SCS devices they are currently using. Communicating the benefits of Senza and the 10 kHz Therapy to physicians and hospitals requires a significant commitment by our marketing team and sales organization. Physicians and hospitals may be slow to change their practices because of perceived risks arising from the use of new products. Physicians may not recommend or use Senza until there is more long-term commercial experience to convince them to alter their existing treatment methods, or until they receive additional recommendations from other physicians that our product is effective. We cannot predict when, if ever, physicians and hospitals may adopt use of our product. If we are unable to educate physicians and hospitals about the advantages of our 10 kHz Therapy, do not continue to gain market acceptance of our product, or fail to significantly grow our market share, we will not be able to grow our revenue and our business and financial condition will be adversely affected.
We may not be successful in our efforts to educate physicians and demonstrate to them the merits of our 10 kHz Therapy compared to those of our competitors.
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
Our most significant competitors are publicly traded, or are divisions of publicly traded, major medical device companies that have substantially greater financial, technical, sales and marketing resources than we have. The 2023 global market for SCS therapy was estimated to be approximately $2.4 billion, with the United States comprising approximately 80% of the market at that time. Given the size of the existing and potential market in the United States, we expect that as we work to increase our market position and penetration in the United States our competitors will take aggressive action to protect their current market position. For example, in May 2015, a unit of Boston Scientific, one of our principal competitors, filed with the USPTO two petitions for inter partes review challenging the validity of our U.S. Patent No. 8,359,102 (the ‘102 patent), which the Patent Trial and Appeals Board (PTAB) at the USPTO denied in November 2015. In December 2016 and April 2018 they filed lawsuits against us in the U.S. District Court for the District of Delaware alleging that we infringed their patents covering technology related to stimulation leads, batteries and telemetry units, and alleging theft of trade secrets and tortious interference with contract. Although those litigations have been resolved substantially in our favor, we expect that we will continue to face significant competition in establishing our market share in the United States, will continue to face challenges to our intellectual property portfolio, and may encounter unforeseen obstacles and competitive challenges in the United States.
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
In addition to these major competitors, we also face competition from companies such as Curonix (formerly Stimwave), Saluda, Mainstay Medical and Nalu Medical, and may face competition from Neuspera Medical and Biotronik in the future. These companies are becoming more active in the SCS market. For instance, in the first quarter of 2019, Stimwave received FDA clearance for 10 kHz stimulation, expanding their previous clearance for low frequency therapy; Nalu Medical received FDA clearance in the first quarter of 2019 for their SCS system; and Saluda Medical received FDA clearance of their SCS system in March 2022, received certification in the EU in the third quarter of 2019 for their SCS system and were added to the Prostheses List for the same system in Australia in July of 2020. Furthermore, both Medtronic, Abbott and Boston Scientific have received approval to promote their SCS products for the treatment of PDN, and Abbot has received approval to promote their SCS products for the treatment of NSBP. As a result, we are no longer the sole SCS company with these indications approved. We have also seen increased competition in alternative procedures that attempt to address chronic pain conditions from companies that have not traditionally been our competitors, including for example minimally invasive surgical procedures and solutions that our physician customers and patients may be more commonly considering ahead of SCS therapy. Additionally, there are other emerging competitors with active neuromodulation system development programs that may emerge in the future. Many of the companies developing or marketing competing products either enjoy or may develop several advantages over us, including:
•more experienced sales forces;
•greater name recognition;
•more established sales and marketing programs and distribution networks;
•earlier regulatory approval or certification;
•long established relationships with physicians and hospitals;
•the ability to offer competitive products at a lower price;
•significant patent portfolios, including issued U.S. and foreign patents and pending patent applications, as well as the resources to enforce patents against us or any of our third-party suppliers and distributors;
•the ability to acquire and integrate our competitors and/or their technology;
•demonstrated ability to develop product enhancements and new product offerings;
•established history of product reliability, safety and durability;
•the ability to offer rebates or bundle multiple product offerings to offer greater discounts or incentives;
•greater financial and human resources for product development, sales, and marketing; and
•greater experience in and resources for conducting R&D, clinical studies, manufacturing, preparing regulatory submissions, obtaining regulatory clearance, approval or certification for products and marketing approved or certified products.
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
We have experienced significant net losses, and have no assurance that we will achieve profitability. We expect to continue to incur losses as we build our U.S. commercial operations and continue to investigate the use of our 10 kHz Therapy to treat other chronic pain conditions. We incurred net losses of $113.4 million and $92.2 million for the years ended December 31, 2024 and 2023, respectively and net income of $3.0 million for the year ended December 31, 2022. As of December 31, 2024, our accumulated deficit was $812.8 million. Our prior losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
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
Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payors to payors. For our traditional chronic back and leg pain market, we believe that favorable coverage and reimbursement of procedures using our products from Medicare and certain commercial payors, such as Aetna, Cigna, Humana, Blue Cross Blue Shield and Kaiser, have contributed to our increase in revenue to date, while we continue to engage in efforts to educate payors on the advantages of 10 kHz Therapy. However, there can be no assurance that all private health insurance plans will cover procedures using our products. For example, we currently have more limited coverage and reimbursement for use of our therapy in PDN and NSBP patients and are working to expand payors coverage to include the use of our 10 kHz Therapy in this patient population. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful. For example, effective December 1, 2022, UnitedHealthcare updated its SCS medical coverage policy and added language to indicate SCS devices are not covered for treating chronic intractable back pain without prior spine surgery (NSBP). A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payors separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.
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
However, we face the risks that:
•We may fail to secure necessary patents, potentially permitting competitors to market competing products and make, use or sell products that are substantially the same as ours without incurring the sizeable development costs that we have incurred, which would adversely affect our ability to compete.
•Patents may not issue from any of our currently pending or future patent applications.
•Our already-granted patents and any future patents may not survive legal challenges to their scope, validity, term or enforceability, or provide significant protection for us, and they may be re-examined or invalidated, and/or may be found to be unenforceable or not cover competing products.
•Even if our patents are determined by a court to be valid and enforceable, they may not be drafted or interpreted broadly enough to prevent others from marketing products and services similar to ours. Similarly, others may simply design around our patents. For example, third parties may be able to make systems or devices that are similar to ours but that are not covered by the claims of our patents. Third parties may assert that we or our licensors were not the first to make the inventions covered by our issued patents or pending patent applications. The claims of our issued patents or patent applications when issued may not cover our commercial technology or the future products and services that we develop. We may not have freedom to operate unimpeded by the patent rights of others. Third parties may have dominating, blocking or other patents relevant to our technology of which we are not aware. In addition, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for our technology or our contemplated technology. Any such patent applications may have priority over our patent applications or issued patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, depending on when the timing of the filing date falls under certain patent laws, we may have to participate in a priority contest (such as an interference proceeding) declared by the USPTO, to determine priority of invention in the United States. There may be prior public disclosures that could invalidate our inventions or parts of our inventions of which we are not aware. Further, we may not develop additional proprietary technologies and, even if we do, they may not be patentable.
•Patent law can be highly uncertain and involve complex legal and factual questions for which important principles remain unresolved. In the United States and in many foreign jurisdictions, policies regarding the breadth of claims allowed in patents can be inconsistent. The U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications, our ability to obtain patents or the patents and patent applications of our licensors. Future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, which could adversely affect our financial condition and results of operations.
•Monitoring unauthorized uses of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services. For example, in order to enforce certain of our patent rights, we filed a lawsuit in November 2016 against Boston Scientific Corporation, a lawsuit in February 2019 for patent infringement and false advertisement against Stimwave, a lawsuit in February 2020 for patent infringement against Nalu Medical, and another lawsuit in February 2021 for patent infringement against Boston Scientific. We may in the future seek to enforce our patents or other proprietary rights against other potential infringements. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. Any inability to meaningfully protect our intellectual property could result in competitors offering products that incorporate our product features, which could reduce demand for our products. In addition, we may need to defend our patents from third-party challenges, including interferences, derivation proceedings, re-examination proceedings, post-grant review, inter partes review, third-party submissions, oppositions, nullity actions, or other patent proceedings. We may also need to initiate infringement claims or litigation. Adverse proceedings such as litigation or challenges to the validity of our patents can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement or other adverse proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation or proceeding could place one or more of our patents at risk of being invalidated, interpreted narrowly or found unenforceable. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us, if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.
•We may not be able to accurately estimate or control our future operating expenses in relation to obtaining, enforcing and/or defending intellectual property, which could lead to cash shortfalls. Our operating expenses may fluctuate significantly in the future as a result of the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.
•We may also be forced to enter into cross-license agreements with competitors in order to manufacture, use, sell, import and/or export products or services that are covered by our competitors’ intellectual property rights. If we need to use our intellectual property to enter such cross-license agreements, it may compromise the value of our intellectual property due to the fact that our competitors may be able to manufacture, use, sell, import and/or export our patented technology.
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
The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA and foreign regulatory authorities enforce these regulatory requirements through periodic unannounced inspections. We do not know whether we will pass any future FDA or foreign regulatory authorities’ inspections. For example, while we have received FDA approval of our Senza PMA application, there can be no assurance that approval will be maintained. For example:
•we may not be able to maintain to the FDA’s satisfaction that our products are safe and effective for their intended use;
•we may fail to comply with the guidelines required by FDA and other agencies to maintain our PMA approval(s); and
•the manufacturing processes and facilities we and our vendors use may not meet applicable requirements to maintain our PMA approval(s).
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
As of December 31, 2024, we sell Senza directly in the Netherlands, Austria, Switzerland, Liechtenstein, United Kingdom, Sweden, Australia, Belgium, Luxembourg, Norway and Germany and through distributors and agents located in Spain, Italy, Slovakia, Turkey and Kuwait. The sale and shipment of Senza across international borders, as well as the purchase of components from international sources, subject us to United States and foreign governmental trade, import and export and customs regulations and laws.
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
Our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:
•difficulties in enforcing our intellectual property rights and in defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
•reduced or varied protection for intellectual property rights in some countries;
•pricing pressure that we may experience internationally;
•foreign currency exchange rate fluctuations;
•a shortage of high-quality salespeople and distributors;

•third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of our products;
•relative disadvantages compared to competitors with established business and customer relationships;
•the imposition of additional U.S. and foreign governmental controls or regulations;
•economic instability;
•virus epidemics and pandemics;
•changes in duties and tariffs, license obligations and other non-tariff barriers to international trade, including any retaliatory tariffs or other actions taken by foreign countries in response to the U.S. tariffs imposed and threatened by the United States presidential administration;
•the imposition of restrictions on the activities of foreign agents, representatives and distributors;
•scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes being imposed on us;
•laws and business practices favoring local companies;
•longer payment cycles;
•difficulties in maintaining consistency with our internal guidelines;
•difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•the imposition of costly and lengthy new export licensing requirements;
•the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity; and
•the imposition of new trade restrictions.
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
In addition, our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our suppliers may also encounter problems sourcing key components due to supply shortages. Should this shortage continue or repeat itself, our ability to produce and sell goods could be significantly impacted. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:
•third parties may threaten or enforce their intellectual property rights against our suppliers, which may cause disruptions or delays in shipment, or may force our suppliers to cease conducting business with us;
•we may not be able to obtain adequate supplies from one or more vendors in a timely manner or on commercially reasonable terms;
•we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;
•our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our products, impacting our ability to maintain our FDA approval or similar foreign approval or certification, or cause delays in shipment, impacting our ability to meet demand in the United States or international markets;
•we may have difficulty locating and qualifying alternative suppliers;
•switching components or suppliers may require product redesign and possibly submission to FDA, notified bodies or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;
•we may incur additional costs in switching from certain existing suppliers in connection with the build-out of our Costa Rica manufacturing facility;
•one or more of our sole- or single-source suppliers may be unwilling or unable to supply components of our products, or may supply products that do not meet our product requirements;
•other customers may use fair or unfair negotiation tactics and/or pressures to impede our use of the supplier;
•the occurrence of epidemic or pandemics, which may cause one or more of our suppliers to close their operations either temporarily or permanently;
•the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner; and
•our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.
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
From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases, and out-licensing or in-licensing of intellectual property, products or technologies, similar to our recent acquisition of Vyrsa. The success of our strategic transactions, including the Vyrsa acquisition which recently closed, and any future strategic transactions depends on the risks and uncertainties involved including:
•unanticipated liabilities related to acquired companies or joint ventures;
•difficulties integrating acquired personnel, technologies, and operations into our existing business;
•retention of key employees;
•diversion of management time and focus from operating our business to the management of acquisition and integration efforts, strategic alliances or joint ventures challenges;
•increases in our expenses and reductions in our cash available for operations and other uses;
•disruption in our relationships with collaborators or suppliers; and
•possible write-offs or impairment charges relating to acquired businesses or joint ventures.
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
Clinical studies are necessary to support PMA applications or similar foreign applications or submissions and may be necessary to support PMA supplements or similar foreign applications or submissions for modified versions of our marketed device products. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical study. Adverse outcomes in the post-approval studies could also result in restrictions or withdrawal of approval of the PMA or similar foreign approval or certification. We will likely need to conduct additional clinical studies in the future to support new indications for our products or for approvals, clearances or certifications of new product lines, or for the approval or certification of the use of our products in some foreign countries. Clinical testing can take many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:
•the FDA, Institutional Review Boards (IRBs), ethics committees, competent authorities of the EU member states or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;
•patients do not enroll in, or enroll at a lower rate than we expect, or do not complete a clinical study;
•patients or investigators do not comply with study protocols;
•the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the clearance or approval of our products and similar risk exists in foreign jurisdictions;
•patients do not return for post-treatment follow-up at the expected rate;
•patients experience serious or unexpected adverse side effects for a variety of reasons that may or may not be related to our products such as the advanced stage of co-morbidities that may exist at the time of treatment, causing a clinical study to be put on hold;
•sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;
•difficulties or delays associated with establishing additional clinical sites;
•third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or perform in a manner inconsistent with the investigator agreement, clinical study protocol, good clinical practices, other FDA, IRB or ethics committee requirements, and other foreign regulations governing clinical studies;
•third-party organizations do not perform data collection and analysis in a timely or accurate manner;
•regulatory inspections of our clinical studies or manufacturing facilities require us to undertake corrective action or suspend or terminate our clinical studies;
•changes in federal, state, or foreign governmental statutes, regulations or policies;

•interim or final results are inconclusive or unfavorable as to immediate and long-term safety or efficacy;
•the study design is inadequate to demonstrate safety and efficacy; or
•the statistical endpoints are not met.
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
Even if we get approval or certification to expand our indications for use or generate positive data to support the use of our therapy and products for other market expansion opportunities, internal and external factors may make it more difficult for such expanded indications or uses to be commercially successful. These factors include, among others, the following:
•the perceived efficacy and safety of our therapy and products for such additional indications or uses by healthcare professionals;
•the scope, effectiveness and strength of product education, marketing and distribution support, including our sales and marketing team, for such new additional indications or uses;
•our ability to offer our therapy and products for such additional indications or uses for sale at competitive prices;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•education and awareness of patients, treating physicians and referring physicians concerning the use of our therapy and products for such additional indications or uses;
•sufficient third-party coverage or reimbursement for such additional indications or uses;

•natural disasters, pandemics and political unrest that could inhibit our ability to promote such new indications or uses and can negatively affect product demand by creating obstacles for patients to seek treatment and undergo elective procedures; and
•the ability of our competitors to obtain similar approvals and to more successfully commercialize on such market expansion opportunities.
For example, even though we have received approval for 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN and the management of NSBP (intractable back pain without prior surgery and not a candidate for back surgery), we will still be required to educate patients and healthcare professionals of the benefits of our therapy and products for the treatment of PDN and NSBP. If we are unable to successfully educate patients and healthcare professionals, including referring physicians, we will not be able to establish our 10 kHz Therapy as a viable treatment option for eligible PDN and NSBP patients. In addition, we will need to continue to establish payors acceptance of 10 kHz Therapy as a treatment option within the PDN and NSBP patient communities, a process that may not be successful and could take many years to gain broad acceptance. In addition to the foregoing factors, for our therapy for patients with NSBP to be commercially successful may require physicians who treat chronic back pain patients with back surgery to refer those patients to other physicians to perform an SCS procedure.
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
The Merger also may make it more difficult to attract and retain qualified employees due to the uncertainty about whether or when the transaction will close and the impact of the Merger on our employees.
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
The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved and the uncertainty of litigation significantly increase the risks related to any patent litigation. Any potential intellectual property litigation also could force us to do one or more of the following:
•stop selling, making, using, or exporting products that use the disputed intellectual property;
•obtain a license from the intellectual property owner to continue selling, making, exporting, or using products, which license may require substantial royalty payments and may not be available on reasonable terms, or at all;
•incur significant legal expenses;
•pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing, potentially including treble damages if the court finds that the infringement was willful;
•if a license is available from a third-party, we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services;
•pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;
•find non-infringing substitute products, which could be costly and create significant delay due to the need for prior FDA authorization;
•find alternative supplies for infringing products or processes, which could be costly and create significant delay due to the need for FDA regulatory clearance or approval; and/or
•redesign those products or processes that infringe any third-party intellectual property, which could be costly, disruptive, and/or infeasible.

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
We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. For example, two of our competitors, Boston Scientific and Medtronic, filed oppositions in the EU with respect to certain of our patents. Boston Scientific filed an entitlement action against us in the German courts (which has seen been resolved in our favor). In addition, an anonymous petitioner filed an opposition before the China National Intellectual Property Administration against one of our patents in China (which was dismissed, but for which the anonymous petitioner has filed an appeal). Defending our position in proceedings such as these will require management’s time and attention, as well as financial costs. Given the competitive environment in which we operate, we expect additional challenges to our intellectual property portfolio as we continue commercialization of our products in the United States and abroad. An unfavorable outcome in these or any other such proceedings could cause us to lose valuable intellectual property rights and/or be unable to enforce our intellectual property rights, which could invite increased competition thereby materially harming our business.
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
Our quarterly revenue and results of operations may fluctuate from quarter to quarter due to, among others, the following reasons:
•the impact of adverse macroeconomic and geopolitical conditions, such as interest rate increases, inflationary pressures, recession fears and lower consumer confidence, on reduced demand for elective procedures and healthcare provider staffing shortages;
•physician and payors acceptance of our products;
•our success in initiating patient trials for the 10 kHz Therapy and converting those trials into permanent implants;
•our ability to develop and grow the SCS market by convincing physicians and patients to use our therapy to treat PDN and NSBP, and convincing payors to cover such procedures;
•the effectiveness of the development of new markets for SCS, including PDN and NSBP;
•fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolescence or conformity with our product requirements;
•fluctuations in the average sales prices of our products, in particular due to pricing pressure from competitors;
•fluctuations in the expenses related to initiating, pursuing and defending lawsuits;
•buying patterns of our customers;
•the timing, expense and results of our commercialization efforts in the United States and elsewhere, R&D activities, clinical studies and regulatory approvals or certifications;
•the introduction of new products and technologies by our competitors;
•the productivity of our sales representatives;
•difficulties in collecting receivables related to our sales;
•fluctuations in expenses as a result of expanding our commercial operations and operating as a public company;
•supplier, manufacturing or quality problems with our products;
•changes in our pricing policies or strategies or in the pricing policies or strategies of our competitors;
•adverse macroeconomic conditions, such as increased interest rates or recession fears, resulting in capital market disruptions or volatility making it difficult for us to access such markets;
•changes in coverage amounts or government and third-party payors’ reimbursement policies; and
•other market volatility and other macroeconomic factors

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
Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build a commercial sales force in the United States, including for our approved indications in PDN and NSBP, investigate the use of our 10 kHz Therapy for the treatment of other chronic pain conditions, continue to otherwise grow our business, including potentially acquiring other businesses or technologies, manage the maturity of the 2025 Notes and the Braidwell Term Loans, and continue to operate as a public company. In particular, we believe that we will continue to expend substantial resources for the foreseeable future on the commercialization of our products in the United States, as well as the growth of our sales and marketing efforts and sales representative training, seeking additional foreign regulatory approvals, clearances or certifications, the preparation and submission of regulatory filings and the clinical development of any other product candidates or indications we may choose to pursue. These expenditures will also include costs associated with manufacturing and supply as well as marketing and selling our products in the United States and elsewhere, and any other future products approved for sale, R&D, conducting preclinical studies and clinical studies and obtaining regulatory approvals, clearances or certifications.
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
Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:
•the costs of commercializing our products in the United States and elsewhere, including costs associated with product sales, marketing, manufacturing and distribution;
•our ability to maintain the average sales price of our products, in particular if we face pricing pressure from competitors’ products;
•the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•the R&D activities we intend to undertake in order to expand the chronic pain indications and product enhancements that we intend to pursue;
•whether or not we pursue acquisitions or investments in businesses, products or technologies that are complementary to our current business;
•the degree and rate of market acceptance of our products in the United States and elsewhere;
•changes or fluctuations in our inventory supply needs and forecasts of our supply needs;
•our need to implement additional infrastructure and internal systems;
•our ability to hire additional personnel to support our operations as a public company; and
•the emergence of competing technologies or other adverse market developments.
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
As a result of our June 2015 underwritten public offering, we have experienced a Section 382 “ownership change.” We currently believe that this “ownership change” will not inhibit our ability to utilize our NOLs prior to expiration. However, we may experience additional ownership changes as a result of subsequent changes in our stock ownership, some of which changes may be outside our control. As a result, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability and generate sufficient taxable income in the future. If we are limited in our ability to use our NOLs and tax credits in future years as a result of ownership changes, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations. As of December 31, 2024, we had federal NOLs of $586.3 million, of which $387.2 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the Tax Cuts and Jobs Act (the 2017 Tax Act), as well as state NOLs of $372.4 million, of which $93.6 million may be carried forward indefinitely. If not utilized, the remaining federal NOLs will begin to expire in 2032 and the state NOLs will begin to expire in 2025.
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
The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies and authorities, such as the competent authorities of the EU member states. The FDA and other U.S. and foreign governmental agencies and authorities and notified bodies regulate and oversee, among other things, with respect to medical devices:
•design, development and manufacturing;
•testing, labeling, content and language of instructions for use and storage;
•clinical studies;
•product safety;
•marketing, sales and distribution;
•pre-market regulatory clearance, approval and certification;
•conformity assessment procedures;
•record-keeping procedures;
•advertising and promotion;

•recalls and other field safety corrective actions;
•post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•post-market studies; and
•product import and export.
The laws and regulations to which we are subject are complex and have tended to become more stringent over time. Legislative or regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.
New and changing laws, regulations, executive orders and other governmental actions, particularly from the new presidential administration, may also create uncertainty about how laws and regulations will be interpreted and applied. Such changes can adversely affect our business by increasing our costs, reducing spending by our customers, limiting our ability to pursue or offer new offerings, and requiring changes to our business or business strategy. New and changing laws, regulations, and executive orders can also create uncertainty about how such laws and regulations will be interpreted and applied. Regulatory changes and other actions that materially adversely affect our business may be announced with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures. Differing interpretations of such legal obligations can expose us to significant fines, government investigations, litigation and reputational harm. If we are found to have violated laws, regulations, or executive orders, it could materially adversely affect our business, reputation, results of operations and financial condition.
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
Our products must comply with regulatory requirements imposed by the FDA in the United States and similar agencies or bodies in foreign jurisdictions. These requirements may involve lengthy and detailed laboratory and clinical testing procedures, sampling activities, extensive agency review processes or notified bodies review processes, and other costly and time-consuming procedures. It often takes several years to satisfy these requirements, depending on the complexity and novelty of the product. We also are subject to numerous additional licensing and regulatory requirements relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Some of the most important requirements we must comply with include:
•FFDCA and the FDA’s implementing regulations (Title 21 CFR);
•EU legislation on medical devices;
•Medical Device Quality Management System Requirements (ISO 13485:2016);
•Occupational Safety and Health Administration requirements; and
•California Department of Health Services requirements.
Government regulation may impede our ability to conduct clinical studies and to manufacture and sell our existing and future products. Government regulation also could delay our marketing of new products for a considerable period of time and impose costly procedures on our activities. Foreign regulatory agencies or notified bodies may not approve, clear or certify our current or future products on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals, clearances or certifications could negatively impact our marketing of any future products and reduce our product revenues.
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, in February 2024, the FDA issued a final rule to amend and replace the Quality System Regulation (QSR), which sets forth the FDA’s current good manufacturing practice requirements for medical devices, to align more closely with the International Organization for Standardization standards. Specifically, this final rule, which the FDA expects to go into effect on February 2, 2026, establishes the “Quality Management System Regulation,” (QMSR) which among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although our quality management system is designed to comply with ISO 13485:2016 in connection with our certifications outside of the United States, and although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the QSR, it is unclear the extent to which this final rule, once effective, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. If we are unable to comply with QMSR, once effective, or with any other changes in the laws or regulations enforced by FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, financial condition and results of operations.
Furthermore , the EU landscape concerning medical devices recently evolved and continues to undergo legislative changes. On May 26, 2021, the EU Medical Devices Regulation became applicable, and repealed and replaced the EU Medical Devices Directives. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The EU Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Our medical devices successfully obtained EU Medical Devices Regulation certification effective on January 31, 2023. We must now ensure continuous compliance with the new or reinforced requirements set forth in the EU Medical Devices Regulation.
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
In order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation, which repeals and replaces EU Medical Devices Directives. Compliance with these requirements is a prerequisite to be able to affix the European Conformity (CE) mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the European conformity marking (CE mark) to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the EU. The aforementioned EU rules are generally applicable in the EEA.
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
On June 26, 2022, the MHRA published its response to a 10-week consultation on the future regulation of medical devices in the United Kingdom (UK). The MHRA proposes amendments to the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directives), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic regulation, and foster sustainability through the reuse and remanufacture of medical devices. The MHRA has stated that it remains its intention to implement the proposals from such consultation through secondary legislation. In addition, on November 14, 2024, the MHRA launched a new consultation on proposals to update the regulatory framework for medical devices in Great Britain, covering four topics, namely (1) a new international reliance scheme to enable swifter market access for certain devices that have already been approved in a comparable regulator country; (2) the new UK Conformity Assessed (UKCA) mark and, in particular, proposals to remove the requirement to place such UKCA marking on devices; (3) conformity assessment procedures for in vitro diagnostic devices; and (4) maintaining in UK law certain pieces of “assimilated” EU law which are due to sunset in 2025. The MHRA consultation was opened until January 5, 2025 and it is expected that secondary legislation implementing the proposals would be introduced in 2025. See “Part 1, Item 1. Government Regulation - Regulation of Medical Devices in the European Union - Brexit and the UK Regulatory Framework.”
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
In addition, we are subject to the EU General Data Protection Regulation (GDPR), which imposes obligations on companies that operate in our industry with respect to the processing of personal data of individuals within the EEA and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (DBF), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. Further, from January 1, 2021, companies have had to comply with the GDPR and the GDPR as incorporated into the UK national law, with each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism to U.S. entities self-certified under the DPF.
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
Use of artificial intelligence is also increasingly being regulated. On May 21, 2024, the European Commission approved the EU Artificial Intelligence Act (EU AI Act), which establishes comprehensive, risk-based governance framework for artificial intelligence in the EU. The EU AI Act enters into force on August 2, 2024 and the majority of the substantive requirements will apply from August 2, 2026. The EU AI Act will apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for artificial intelligence in the EU, in order to facilitate civil claims in respect of harm caused by artificial intelligence and to include artificial intelligence-enabled products within the scope of the EU’s existing strict liability regime. These regulatory proposals are at varying stages of the legislative process and are not yet finalized; the EU AI Act is at an advanced stage and the text is currently expected to be finalized by the end of 2023. Once finalized and in force, this regulatory framework is expected to have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/ or decisions in this area, may affect our use of artificial intelligence and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
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
We are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, as well as data privacy and security laws and regulations, which could significantly impact our business. In the United States, the laws that may affect our ability to operate include, but are not limited to:
•The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.
•Federal civil and criminal false claims laws, including the False Claims Act, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
•Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters submitted for payment. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation.
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements.

•The federal physician sunshine requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.
•State and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.
•Federal and state laws and regulations governing the collection, use, disclosure and protection of health-related and other personal information that could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, that govern the collection, use, disclosure, and protection of health-related and other personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Although there are limited exemptions for health‑related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Similar laws have been passed in other states, and are continuing to be proposed at the federal level and in other states. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
•Section 5(a) of the Federal Trade Commission Act (FTC) Act. The FTC has authority to initiate enforcement actions against entities that fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. According to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

Additionally, federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.
•The Biden administration issued a broad Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (2023 AI Order), that sets out principles intended to guide artificial intelligence design and deployment for the public and private sector and signals the increase in governmental involvement and regulation over artificial intelligence technologies. The 2023 AI Order established certain new requirements for the training, testing and cybersecurity of sophisticated artificial intelligence models and large scale computer centers used to train artificial intelligence models. The 2023 AI Order also instructed several other federal agencies to promulgate additional regulations within specific timeframes from the date of the 2023 AI Order regarding the use and development of artificial intelligence technologies. Agencies such as the Department of Commerce and the FTC have issued proposed rules governing the use and development of artificial intelligence technologies. Legislation related to artificial intelligence technologies has also been introduced at the federal level and is advancing at the state level. For example, on March 13, 2024, Utah passed the Utah AI Policy Act, which took effect in May 2024, imposing certain disclosure requirements on the use of AI, and on May 17, 2024, Colorado enacted the Colorado AI Act, which will take effect in February 2026. Further, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use and commercialize artificial intelligence technologies in the future.
•Foreign data privacy and security laws. Please see “Risk Factors - Senza is subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer” for more information.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the ACA was signed into law, which included, among other things, comparative effectiveness research initiatives and payment system reforms, including shared savings pilots and other provisions. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA, however, challenges to the ACA are uncertain under the new U.S. political administration and may increase.
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
We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future. Any new limitations on, changes to, or uncertainty with respect to the ability of individuals to enroll in governmental reimbursement programs or other third-party payors insurance plans could impact demand for our product or result in additional pricing pressures.
For instance, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA), amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product i.e., certain high-risk medical devices as of 2026. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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
The success of any new product offering or enhancement to an existing product will depend on a number of factors, including our ability to:
•identify and anticipate physician and patient needs properly;
•develop and introduce new products or product enhancements in a timely manner;
•avoid infringing upon the intellectual property rights of third parties;
•demonstrate, if required, the safety and efficacy of new products with data from preclinical and clinical studies;
•obtain the necessary regulatory clearances, approvals or certifications for new products or product enhancements;
•comply fully with FDA and foreign regulations on marketing of new devices or modified products;
•provide adequate training to potential users of our products; and
•receive adequate coverage and reimbursement for procedures performed with our products.
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
The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report and others such as:
•our failure to complete, delays in completing, or other developments related to the pending Merger;
•achievement of expected product sales and profitability, including the effects of seasonality on our results of operations, as well as adjustments to our sales forecasts;
•delays or setbacks in the commercialization of our products or the expansion of indications for which our products are approved;
•announcements of new products by us or our competitors;
•announcements or developments in any intellectual property infringement actions in which we may become involved;
•manufacture, supply or distribution shortages;
•fluctuations in our expenses associated with inventory buildup or write-downs from analyzing our inventory for obsolescence or conformity with our product requirements;
•adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•our operating results;
•results from, or any delays in, clinical trial programs relating to our product candidates;
•changes or developments in laws or regulations applicable to our products;
•any adverse changes in our relationship with any manufacturers or suppliers;
•the success of our efforts to acquire or develop additional products;

•announcements concerning our competitors or the medical device industry in general;
•actual or anticipated fluctuations in our operating results;
•FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•changes in financial estimates or recommendations by securities analysts, as well as publications from research analysts associated with short selling;
•trading volume of our common stock;
•trading activity in our common stock by the option counterparties to our convertible note hedge transactions to unwind or modify their hedge positions;
•sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•general economic and market conditions and overall fluctuations in the United States equity markets, including as a result of volatility related to the recent coronavirus outbreak and related health concerns; and
•the loss of any of our key management personnel.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock and the value of our public securities could decline. As of December 31, 2024, we had outstanding a total of approximately 37.8 million shares of common stock, and approximately 16.1 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock and the value of the our public securities could decline.
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
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
We do not currently intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, the terms of any of our existing, and potentially future, debt or credit agreements will restrict or preclude us from paying dividends. For example, under the Braidwell Credit Agreement, we are restricted from paying any dividends or making any distributions on account of our capital stock subject to certain exceptions set forth in the Braidwell Credit Agreement. The Merger Agreement also generally restricts our ability to pay any dividends on our common stock during the interim period between the execution of the Merger Agreement and the Effective Time (or the date on which the Merger Agreement is earlier terminated). Therefore, our stockholders are not likely to receive any dividends on our common stock for the foreseeable future. Since we do not intend to pay dividends, our stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our stockholders have purchased it.
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
In addition, changes in U.S. trade policies could materially and adversely impact our effective tax rate, increase our costs and reduce the competitiveness of our products. For example, the current presidential administration announced the intention to impose significant tariffs on products imported from Canada, Mexico, and China, raising uncertainty relating to U.S. trade policies and potential retaliatory actions resulting therefrom.
Failure to protect our information technology infrastructure, and those of our third-party service providers, against cyberattacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations, adversely affect our business and operating results, and subject us to costly litigation.
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
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur, it could result in a material disruption of our business operations, whether due to a loss, corruption or unauthorized disclosure of our Confidential Information or other similar disruptions. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of Confidential Information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, lead to regulatory scrutiny, and subject us to costly private third-party litigation and/or regulatory fines. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
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
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include but are not limited to the following:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on assessment of their criticality to our operation and respective risk profile, suppliers, and vendors that have access to our critical systems and information.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations ,business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.
The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee where it deems appropriate, regarding any cybersecurity incidents, as well as any incidents it considers to be significant or potentially significant.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Security Officer (CISO), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal information technology personnel who in turn manage our retained external cybersecurity consultants. Our management team’s experience includes significant responsibility for developing and maintaining cybersecurity risk management programs and for managing cybersecurity risks prior to joining us.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information technology personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our internal information technology environment.
Our CISO oversees our cybersecurity risk management in partnership with our Chief Financial Officer, General Counsel, Chief Compliance and Privacy Officer and other members of management. These members of management monitor and are informed of the prevention, mitigation, detection and remediation of cybersecurity incident through their management of, and participation in, the cybersecurity risk management and strategy processes described above.
Our CISO has worked for over 30 years in information technology, including the areas of infrastructure, security and application architecture. In the last 15 years, he has worked in security for healthcare, pharmaceutical and technology companies, the last six years as CISO. He earned his Bachelor of Science in Electronic Engineering from Universidade Federal do Rio de Janeiro in Brazil.
ITEM 2. PROPERTIES
Our corporate headquarters and R&D facilities are located in Redwood City, California, where we originally leased and occupied approximately 50,740 square feet of office and laboratory space. In December 2016, we amended the original lease for our corporate headquarters in order to increase the space we occupy by approximately 49,980 square feet of office space adjacent to our corporate headquarters. Our obligations under the amended lease for the new space commenced on June 1, 2018. The term of the lease for our corporate headquarters and the new adjacent space originally ended on May 31, 2025. In April 2024, we entered into a second amendment to our original lease for our corporate headquarters, which reduced our total office space to approximately 77,620 square feet, beginning on June 1, 2024 and ending on December 31, 2031. We believe our current headquarters, together with our additional adjacent space, is sufficient for our current and foreseeable business needs. In September 2024, we entered into a lease for 13,623 square feet of office space located in Plymouth Meeting, Pennsylvania to commence on the completion of the landlord's building improvements, estimated in March 2025. The lease is through February 2033. We also lease a small storage facility in Australia and a small amount of warehouse space in San Carlos, California. In August 2020, we entered into a lease for approximately 35,411 square feet of manufacturing space to begin in April 2021 and to last through June 2031 at a facility in Costa Rica. We use this facility to build-out certain manufacturing capabilities to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities for products that we currently purchase from third-parties.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NYSE under the symbol “NVRO.”
Holders of Record
As of February 27, 2025, there were approximately 12 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, the Merger Agreement generally restricts our ability to pay any dividends on our common stock during the interim period between the execution of the Merger Agreement and the Effective Time (or the date on which the Merger Agreement is earlier terminated).
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item 5 regarding equity compensation plans is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” that will be contained in the Proxy Statement.
Stock Performance Graph
The following graph illustrates a comparison of the total cumulative five-year stockholder return on our common stock to two indices: the S&P 500 Composite Index and the S&P Healthcare Equipment Index. An investment of $100 is assumed to have been made in our common stock and in each of the indices on December 31, 2019 and its relative performance is tracked through December 31, 2024. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Nevro Corp. (NVRO)	$100.00	$147.27	$68.97	$33.69	$18.31	$3.16
S&P 500 (GSPC)	$100.00	$116.26	$147.52	$118.84	$147.64	$182.05
S&P Healthcare Equipment (SPSIHE)	$100.00	$132.83	$137.24	$104.93	$98.68	$103.67
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to the productivity of our sales force, revenues, deferred revenues, cost of revenues, operating expenses, stock-based compensation and provision for income taxes; the growth of our customer base and customer demand for our products; the sufficiency of our cash balances and cash flows; the impact of recent changes in accounting standards; the impact of changes in the tax code as a result of recent federal tax legislation and uncertainty as to how some of those changes may be applied; market risk sensitive instruments; contractual obligations; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in this Annual Report under Part I, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date of the filing of this Annual Report, and except as required by law, we assume no obligation to update any such forward-looking statements.
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in Part II, Item 8 of this Annual Report. A discussion and analysis of, and a comparison between, our results of operations for the years ended December 31, 2023 and 2022 is set forth under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024.
Overview
We are a global medical device company focused on delivering comprehensive, life-changing solutions that continue to set the standard for enduring patient outcomes in chronic pain treatment. Our product portfolio includes both spinal cord stimulation (SCS) treatment therapy for certain forms of neuropathic pain as well as minimally invasive treatment options for patients suffering from chronic sacroiliac (SI) joint pain.We have developed and commercialized our HFX™ SCS platform, which includes the Senza® SCS system, an evidence-based neuromodulation system for the treatment of chronic pain, with the Senza® HFX iQ™ platform being our latest addition to the Senza family of products. Our HFX solution is approved to deliver a versatile range of waveforms, including our proprietary, paresthesia-free 10 kHz Therapy and was demonstrated in our SENZA randomized controlled trial (RCT) to be superior to traditional SCS therapy, with 10 kHz Therapy being nearly twice as successful in treating back pain and 1.5 times as successful in treating leg pain when compared to traditional SCS therapy. In addition to the original approval of our therapy in back and leg pain, we received approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with painful diabetic neuropathy (PDN) in July 2021 in the United States and we received expanded labeling in non-surgical back pain (NSBP) in January 2022 in the United States. Our SENZA-RCT study, along with our SENZA-PDN clinical study, SENZA-NSRBP clinical study and European studies, represents what we believe is the most robust body of clinical evidence for any SCS therapy. We believe the superiority of 10 kHz Therapy over traditional SCS therapies will allow us to capitalize on and expand the approximately $2.4 billion global SCS market by treating patients with debilitating chronic pain, including back and leg pain, NSBP and PDN.
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

	Q1 2022	Q2 2022	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024
Revenue from:	(in millions)
U.S. sales	$73.2	$89.0	$86.1	$99.8	$82.3	$93.0	$89.8	$101.5	$87.0	$90.7	$83.9	$91.5
International sales	14.6	15.2	14.4	14.1	14.0	15.8	14.1	14.7	14.9	13.5	13.0	14.0
Total revenue	$87.8	$104.2	$100.5	$113.8	$96.3	$108.8	$103.9	$116.2	$101.9	$104.2	$96.9	$105.5

	2020	2021	2022	2023	2024
Revenue from:	(in millions)
U.S. sales	$311.9	$326.2	$348.2	$366.6	$353.1
International sales	50.2	60.7	58.2	58.6	55.4
Total revenue	$362.0	$386.9	$406.4	$425.2	$408.5
Since our inception, we have financed our operations primarily through equity and debt financings and borrowings under a debt facility. Our accumulated deficit as of December 31, 2024 was $812.8 million. A significant amount of our capital resources has been used to support the development of our Senza products and our 10 kHz Therapy, and we have also made a significant investment building our U.S. commercial infrastructure and sales force to support our commercialization efforts in the United States. We intend to continue to make significant investments in our U.S. commercial infrastructure, including a sales organization that targets physician specialties involved in PDN treatment decisions, as well as in research and development (R&D) to develop Senza to treat other chronic pain indications, including conducting clinical trials to support our future regulatory submissions. In order to further enhance our R&D efforts, pursue product expansion opportunities or acquire a new business or products that are complementary to our business, we may choose to raise additional funds, which may include future equity and debt financings.

In April 2020, we issued $165.0 million aggregate principal amount of 2.75% convertible senior notes due 2025 (the 2025 Notes) in a registered underwritten public offering and an additional $24.8 million aggregate principal amount of such notes pursuant to the underwriters’ exercise in full of their option to purchase additional 2025 Notes. The 2025 Notes’ interest rates are fixed at 2.75% per annum, with interest payable semi-annually in arrears on April 1 and October 1 of each year, which commenced on October 1, 2020. The total net proceeds from the 2025 Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $183.6 million. In connection with the offering of the 2025 Notes, we entered into convertible note hedge transactions in which we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of common stock at a price of approximately $105.00 per share. The total cost of the convertible note hedge transactions was $52.4 million. In addition, we sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 1.8 million shares of our common stock at a price of $147.00 per share. We received $34.9 million in cash proceeds from the sale of these warrants. The net cost incurred in connection with the convertible note hedge and warrant transactions was $17.5 million. Concurrent with the registered underwritten public offering of the 2025 Notes, we completed an underwritten public offering of common stock and issued 1,868,750 shares of common stock, including 243,750 shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares. As a result of this public offering of common stock, we received cash proceeds of $147.1 million, net of underwriting discounts and commissions and offering costs. On or about November 30, 2023, we entered into in separate, privately negotiated repurchase agreements with a limited number of holders of the 2025 Notes and repurchased $151.7 million principal amount of the 2025 Notes. At December 31, 2024, the principal amount of the 2025 Notes outstanding was $38.0 million.
On November 30, 2023 (the Closing Date), we and our fully owned subsidiary entered into that certain Credit Agreement and Guaranty (the Credit Agreement), by and among us and funds managed by Braidwell LP (Braidwell), as a lender (in such capacity, the Lender), and Wilmington Trust, National Association, as administrative agent for the Lenders. The Credit Agreement provides for a term loan facility in the amount of $200.0 million, which was funded in its entirety in November 2023. Loans borrowed pursuant to the Credit Agreement (the Loans) bear interest at a rate per annum equal to Term SOFR (as defined in the Credit Agreement and with a floor of 3.50%) plus 5.25%. At our option, a portion of the interest payable on the Loans equal to (i) (a) on or prior to the first anniversary of the Closing Date, 5.25%, (b) following the first anniversary of the Closing Date and on or prior to the third anniversary of the Closing Date, 2.50% and (c) following the third anniversary of the Closing Date, 1.50%, may be paid in-kind rather than in cash. The Loans do not amortize, and have a maturity date of November 30, 2029. We may prepay or repay all or a portion of the outstanding principal and accrued unpaid interest under the Loan Agreement at any time upon prior notice to the Lender subject to certain conditions.
In connection with the Credit Agreement, we issued to Braidwell warrants (the Warrants) to purchase an aggregate of approximately 2.58 million shares of our common stock. The Warrants are exercisable in whole or in part at an exercise price of $23.1862 per share and expire on the sixth anniversary of issuance.
Proceeds from the Loans were used (i) to fund a portion of the consideration to be paid in respect of the Vyrsa Acquisition (defined below), (ii) to repurchase a portion of the 2025 Notes, (iii) for working capital and general corporate purposes and (iv) fees related to the foregoing.
We rely on third-party suppliers for all of the components of our Senza and SI Joint products, and for some manufacturing and assembly of related devices and kits. Several of these suppliers are currently single-source suppliers. We have entered into and/or amended several supply agreements in an effort to reinforce our supply chain. We may have high levels of inventory, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. Additionally, for devices and kits we do not make in our Costa Rica facility, our dependence on third-party manufacturers makes us vulnerable to supply shortage problems and exposes us to greater lead times, increasing our risk of inventory obsolescence. In the third quarter of 2020, we made the strategic decision to vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities to mitigate our reliance on third-party manufacturers and improve our long-term gross margins. The majority of our manufacturing activities occur in our Costa Rica facility, for which our lease began in April 2021. The integration process was completed in mid-2022, and we received approval from the FDA for the manufacture of our Senza system in the Costa Rica facility in September 2022. Even with the commencement of manufacturing in Costa Rica, we still rely on third-party manufacturers and suppliers to provide key components to support the assembly process.

Macroeconomic Conditions
Our business and financial performance are significantly impacted by macroeconomic conditions. Global macroeconomic challenges, such as the effects of foreign conflicts, supply chain constraints, market uncertainty, tariffs and global trade conflicts, volatility in exchange rates, inflationary trends, lower consumer confidence and evolving dynamics in the global trade environment, may impact our business and financial performance. Such economic impacts could also impact the decision of patients and customers to seek and undertake elective procedures which would adversely impact our revenue and results of operations. Demand for elective procedures remains unpredictable.
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
Adverse macroeconomic conditions, pandemics or international tensions, could also result in significant disruption of global economic conditions and consumer trends, as well as a significant disruption in financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, including our ability to repay our 2025 Notes and the Braidwell Term Loans. Our ability to refinance or repay the 2025 Notes and the Braidwell Term Loans could also be adversely impacted by higher interest rates which could make it more difficult to access capital on favorable terms, or at all.
Recent Developments
The Merger
On February 6, 2025, we entered into the Merger Agreement with Globus Medical and Merger Sub, pursuant to which, and on the terms and subject to the conditions thereof, at the Effective Time, Merger Sub will merge with and into Nevro, with Nevro surviving as a wholly owned subsidiary of Globus Medical. Under the terms of the transaction, among other things, Globus Medical will acquire all shares of Nevro for $5.85 per share in cash. The transaction represents a total equity value of approximately $250.0 million. The boards of directors of both companies have approved the transaction. This transaction is expected to close late in the second quarter of 2025, subject to Nevro stockholder approval, regulatory approvals and other customary closing conditions.
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
In January 2022, we received FDA approval for expanded labeling for our Senza® SCS System for the management of NSBP. This approval is specific to our proprietary 10 kHz Therapy and we believe differentiates the Senza System as the only SCS system with specific labeling to treat NSBP patients. Our success in the NSBP market will be dependent on, among other factors, the perceived efficacy of our therapy for NSBP patients, our ability to support continued market penetration and market access initiatives to further expand payors coverage of this procedure.
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
During the third quarter of 2022, a number of coverage updates were made by insurers to explicitly cover PDN. Combined, the following updates represent approximately 43.5 million commercially-insured covered lives, with approximately 54% of the addressable US PDN population now covered under a formal policy for PDN. Coverage decisions are subject to medical necessity evaluations based on clinical evidence and insurer-specific policy criteria:
•Effective July 1, 2022, Premera Blue Cross, the largest health plan in the Pacific Northwest (Washington and Alaska) representing approximately 2.5 million covered lives, updated its policy to specifically cover PDN.

•Effective August 1, 2022, Health Care Services Corporation (HCSC) updated its SCS policy to explicitly cover PDN. HCSC is an independent licensee of Blue Cross Blue Shield and the parent company of BCBS Texas, Illinois, Oklahoma, New Mexico, and Montana, representing over 16 million covered lives.
•Effective August 29, 2022, Aetna updated is SCS policy to explicitly cover PDN. Aetna is one of the largest health plans in the United States covering approximately 22 million commercial lives.
•Effective October 1, 2022, BCBS Massachusetts has updated their medical policy to explicitly cover PDN. BCBS Massachusetts represents approximately 2.3 million covered lives.
•Effective October 1, 2022, Capital Blue, a health plan in Pennsylvania, updated their medical policy to explicitly cover PDN. Capital Blue represents approximately 700,000 covered lives.
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
Effective June 15, 2023, Florida Blue, the largest commercial payor in Florida representing 4.6 million covered lives, updated their medical policy to include coverage for painful diabetic neuropathy, effective June 15, 2023. Florida Blue previously only covered peripheral neuropathies but this update may give providers and patients confidence in broader access for all PDN patients moving forward.

Effective July 13, 2023, Novitas Solutions (Novitas) and First Coast Service Options (FCSO), the Medicare Administrative Contractors (MACs) that represent Arkansas, Colorado, Delaware, Florida, Louisiana, Maryland, Mississippi, New Jersey, New Mexico, Oklahoma, Pennsylvania, and Texas retired their Local Coverage Determinations (LCD L35450 and L36035, respectively). Those LCDs did not have coverage for PDN or NSRBP and their retirement expanded coverage for those patients who live in Novitas and FCSO jurisdictions.

Effective April 14, 2024, Anthem via their third-party utilization management company, Carelon, began covering PDN for SCS. This expansion represents approximately 40 million commercial lives now covered for PDN.
With respect to both PDN and NSBP, there are still some payors that have not yet updated their policies to expressly cover SCS procedures, including in the case of PDN, primarily Cigna. A significant number of negative coverage and reimbursement decisions by private insurers may impair our ability or delay our ability to grow our revenue.
We are working to expand payors coverage to include the use of our 10 kHz Therapy for the management of PDN and NSBP. This effort could be costly and could take many years to gain broad acceptance, and there can be no guarantee that it will be successful.
Diversification of Our Product Portfolio
Our longer-term goal is to become the leading provider of treatment options with a significantly diversified, differentiated and innovative product portfolio in the pain management space. While the overall opportunity to treat patients who can benefit from SCS therapy is significant and continues to be underpenetrated despite ongoing softness in the U.S. SCS market, newer treatment options that occur earlier in the care pathway ahead of SCS therapy are gaining traction. These new procedures, including SI joint fusion, offer physicians who treat patients suffering from multiple causes of chronic pain more tools to treat their patients’ pain and in some cases their underlying functional etiologies. Patients suffering from chronic pain progress through multiple treatment modalities before arriving at the need for SCS therapy, and we believe more tools in the hands of our customers continue to bring more patients into the care of pain management specialists. This increase in therapeutic options benefits both patients and the physicians we currently serve and is one of the primary reasons why we are diversifying our product portfolio to include treatment therapies earlier in the care continuum. We believe that our acquisition of Vyrsa Technologies in November 2023, which gave us entry into the SI joint space, is one example of this.
Inventory and Supply Chain Management
Our products are composed of a substantial number of individual components and, in order to market and sell them effectively, we must maintain high levels of inventory. In particular, since our commercial launch of Senza in the United States, we added suppliers to fortify our supply chain and we have maintained high levels of inventory. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. There may also be times in which we determine that our inventory does not meet our product requirements. The manufacturing process for our products requires lengthy lead times, during which components may become obsolete. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can produce. Additionally, as we release later generations of products that contain advancements or additional features, the earlier generations may become obsolete. These factors subject us to the risk of inventory obsolescence and expiration, which may lead to inventory impairment charges. The sum of the charges for the items listed above were $3.6 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively.
Investment in Research and Clinical Trials
We intend to continue investing in R&D to help our commercialization efforts around and to expand into new indications and chronic pain conditions, as well as develop product enhancements to improve outcomes and enhance the physician and patient experience. For example, we commenced commercial launches of Surpass, our surgical lead product family in early 2017 and Senza II SCS System in late 2017. We launched our next generation product platform, Senza Omnia, in the United States in late 2019, in Europe during the second quarter of 2020 and in Australia in July 2020. In the first quarter of 2021, we received FDA approvals for our first Senza Omnia upgrade and a new trial stimulator. In July 2021, we received FDA approval of our 10 kHz Therapy for the management of chronic intractable pain of the lower limbs, including unilateral or bilateral pain, associated with PDN. In January 2022, we received regulatory approval for expanded labeling to include NSBP. In October 2022, we received FDA approval of our latest generation SCS system, HFX iQ™, which we launched on a limited basis in the United States in the fourth quarter of 2022 and more fully in 2023 and 2024. We are continuing to invest in product improvements to Senza, including enhanced MRI capabilities and next generation IPGs. While R&D and clinical testing are time consuming and costly, we believe expanding into new indications, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of the 10 kHz Therapy through clinical data are all critical to increasing the adoption of this therapy. We initiated two RCTs in 2018, SENZA-PDN and SENZA-NSRBP, which are evaluating the 10 kHz Therapy for the treatment of PDN and NSBP, respectively.
The SENZA-PDN study was one of the largest randomized controlled trials (RCT) conducted in the field of spinal cord stimulation with 216 randomized patients. The study evaluated paresthesia-free 10 kHz Therapy among patients diagnosed with PDN and refractory to conventional medical management (CMM). Patients were randomized one-to-one to CMM alone or CMM with 10 kHz Therapy. A crossover study design was used, where subjects who did not have adequate pain relief at 6 months were given the option to cross over to the other treatment arm. Subjects were followed for 24 months, with subjects who crossed over from CMM alone to CMM with 10 kHz Therapy followed for 24 months post-implantation. In April 2021, the six-month data were published online in JAMA Neurology. In July 2021, the FDA approved the Senza System for the treatment of chronic intractable pain of the lower limbs, including unilateral and bilateral pain, associated with PDN. This approval is specific to Nevro’s unique 10 kHz SCS stimulation, and the Senza system was the first spinal cord stimulation system approved by the FDA with a specific indication to treat PDN. The study continued such that future follow-ups were utilized for publication and expanded reimbursement payors coverage. In September 2022, the study was completed, and the study results have been presented at numerous conferences and published in multiple journal publications.
Our other large RCT, the SENZA-NSRBP study, was executed to support the new indication for treatment of non-surgical refractory back pain (NSBP). NSBP is defined as chronic back pain in patients who have not had previous spine surgery, and, based on an assessment from a spine surgeon, are not surgical candidates. The study compared patients receiving 10 kHz Therapy plus CMM to patients receiving CMM alone. In January 2022, the FDA approved the Senza System as an aid in the management of NSBP (intractable back pain without prior surgery and not a candidate for back surgery), based on the six-month efficacy data showing profound improvements in pain and function with 10 kHz Therapy over CMM alone. At the 2022 NANS conference, we presented our 12-month results, including six-month crossover patient data, for our SENZA-NSRBP study. Key findings at 12 months showed profound improvements in pain relief, function, quality of life measures, awareness of positive change and reduction in daily opioid use in NSBP patients receiving 10 kHz Therapy at 12-months post-implant. Results also included comparable improvements for patients that crossed over from CMM to 10 kHz after 6 months. In February 2022, the SENZA-NSRBP 12-month results were published online in the Journal of Neurosurgery: Spine. Finally, in January 2023, we presented the full 24-month results from the SENZA-NSRBP study at the 2023 NANS conference, and the full manuscript reporting the 24-month results was published in Journal of Neurosurgery: Spine in November 2023. We expect that this 24-month publication will be used to seek expanded payors coverage for this patient cohort.

In April 2023, we enrolled the first patient in our PDN Sensory study, the first prospective RCT to assess the restoration of neurological function as a primary objective in patients with intractable PDN. The study will enroll up to 236 patients at multiple sites across the United States. Patients will be randomized to conventional medical management or 10 kHz Therapy plus conventional medical management, with optional crossover to the other treatment arm at 6 months if those specific criteria are met. In May 2024, study enrollment was paused, with fifteen sites activated and 143 subjects enrolled. As of November 2024, 91 subjects have been randomized. An interim analysis is planned in early 2025 to evaluate if the study already meets its primary endpoint, or if additional subjects will be needed to meet study endpoints per the study’s statistical analysis plan.
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
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe that the following critical accounting policies reflect the more significant judgements, estimates and assumptions used in the preparation of our consolidated financial statements.
•Revenue Recognition
•Accounts Receivable and Allowance for Credit Losses
•Inventory Valuation
•Intangible Assets, Net
•Contingent Consideration Liability
•Goodwill

•Impairment of Long Lived Assets
•Stock-Based Compensation
•Income Taxes
Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of our goods to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the goods. Under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, assuming all other revenue recognition criteria have been met, we also recognize revenue for arrangements where we have satisfied the performance obligations but have not issued invoices. These amounts are recorded as unbilled receivables, which are included in accounts receivable on the consolidated balance sheet, as we have an unconditional right to payment at the end of the applicable period.
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
Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with warranty obligations continue to be recognized as expense when the products are sold. We periodically provides incentive offers, in the form of rebates, to customers based on their aggregate levels of purchases. Product revenue is recorded net of such incentive offers.
We recognize revenue upon the transfer of control of the product and there are no material future performance obligations beyond such transfer. As a result, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. We do not capitalize incremental costs when the amortization period of the asset is less than a year.
Inventory Valuation
We contract with third parties for the manufacturing and packaging of all of the components of our products. We plan the manufacture of our systems based on estimates of market demand. The nature of our business requires that we maintain sufficient inventory on hand to meet the requirements of our customers. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the standard cost method, which approximates the first-in, first-out basis. Net realizable value is determined as the prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.
We regularly review inventory quantities compared to forecasted sales to record a provision for excess, obsolete and expired inventory when appropriate. Inventory write-downs are recorded for excess, obsolete or expired inventory. Expired inventory represents inventory that has surpassed our shelf life or is otherwise no longer usable or saleable. We estimate forecasted sales by considering:
•product acceptance in the marketplace;
•customer demand;
•historical sales;
•product obsolescence;

•technological innovations; and
•expiration status.
Any inventory write-downs are recorded in cost of revenue within the statements of operations during the period in which such write-downs are determined necessary by management.
Accounts Receivable and Allowance for Credit Losses
We make estimates as to the overall collectability of accounts receivable and provide an allowance for accounts receivable considered uncollectible based on current expected credit losses. We specifically analyze accounts receivable based on historical bad debt experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We record the adjustment in general and administrative expense. Our accounts receivable balance was $71.9 million, net of allowance of $1.4 million, as of December 31, 2024 and $79.4 million, net of allowance of $1.0 million, as of December 31, 2023.
Intangible Assets, Net
Intangible assets are carried at cost, less accumulated amortization, unless a determination has been made that their value has been impaired. Intangible assets are amortized on a straight-line basis over their estimated useful lives of between three to ten years. Intangible asset amortization is recorded through a separate line item within our consolidated statement of operations.
Contingent Consideration Liability
For arrangements that involve potential future contingent consideration, we record on the date of acquisition a liability equal to the fair value of the estimated additional consideration we may be obligated to pay in the future. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, discount rates, useful life or probability of achieving clinical, regulatory or revenue-based milestones could result in different purchase price allocations.
Goodwill
Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired in a business combination accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing on an annual basis or when a triggering event occurs that may indicate the carrying value of the reporting unit including goodwill is impaired. We perform our impairment testing at the reporting level where we have determined that we have a single reporting unit and operating segment. The impairment test for goodwill uses an approach which compares the estimated fair value of the reporting unit including goodwill to its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit, an impairment loss is recognized in an amount equal to the excess of the carrying value over the estimate fair value. We recorded an impairment charge of $38.2 million for the year ended December 31, 2024 in the statement of operations and therefore, goodwill was fully impaired. No impairment charges were recognized during the years ended December 31, 2023 or 2022. See Note 10 to our Consolidated Financial Statements included in this report for a discussion of goodwill.
Impairment of Long Lived Assets
We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful lives of our long-lived assets, including identifiable intangibles assets subject to amortization, right-of-use assets and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. We evaluate the realizability of our long-lived assets based on profitability and cash flow expectations for the related assets. Factors we consider important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance and significant economic trends. The sustained decline in the trading price of our common stock during the year ended December 31, 2024, and related decrease in our market capitalization, was determined to be a triggering event in connection with our review of the recoverability of our long-lived assets. We performed recoverability testing during the fourth quarter ended December 31, 2024, using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets, compared to the carrying value of the long-lived assets. Estimates of future cash flows are based on our own assumptions about our own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets' estimated remaining useful life to us. After performing the recoverability test, we determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations could result in future long-lived asset impairment charges. We will continue to monitor any changes in circumstances for indicators of impairment. Any write-downs are treated as permanent reductions to the carrying amount of the assets. There were no impairment charges, or changes in estimated useful lives, recorded through December 31, 2024.
Stock-Based Compensation
Stock-based compensation costs related to equity awards granted to employees are measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. For stock options, we estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The fair value is recognized on a straight-line basis over the requisite service period of the stock option award, which is generally the vesting term of four years.
We account for stock-based compensation for the restricted stock units (RSUs) at their fair value, based on the closing market price of our common stock on the grant date. These costs are recognized on a straight-line basis over the requisite service period, which is generally the vesting term of three to four years.
In 2019, we granted performance stock units (PSUs) to our CEO, which entitle him to receive a number of shares of our common stock based on our stock price performance compared to a specified target composite index over a three-year period. The number of shares to be issued upon vesting ranges from zero to 3.5 times the number of PSUs granted, depending on the relative performance of our common stock compared to the targeted composite index. Beginning in 2020, we granted PSUs to certain member of the management team, subject to continued service to us and based on the total shareholder return of our common stock price compared to the targeted composite index over a three-year period. The number of shares to be issued upon vesting of these PSUs range from 0 to 1.5 times the target number of shares granted, depending on our performance against the targeted composite index. In 2022, we granted PSU's that vest based on stock price. The fair value of these PSUs is determined by using the Monte Carlo simulation model, which is based on a discounted cash flow approach, and requires inputs such as expected volatility of our stock price, expected volatility of the targeted composite index, correlation between the changes in our stock price and the target composite index, risk-free interest rate and expected dividends. The expected volatility of our stock and the target composite index is based on the historical data. Correlation is based on the historical relationship between our stock price and the target composite index. The risk-free interest rate is based upon the treasury yield consistent with the vesting term of the grant. The expected dividend yield is zero. Stock-based compensation for these PSUs is recognized over the specified vesting period.
In 2022, 2023 and 2024, we granted performance stock units with vesting based upon the achievement of a specific financial target. The fair value for these performance-based awards is recognized over the period during which the goals are to be vested. Stock-based compensation expense recognized at fair value includes the impact of estimated probability that the goals would be achieved, which is assessed on quarterly basis.
Additionally, in 2024, we granted performance stock units with vesting based on the signing of a definitive agreement that contemplates a change in control. Stock-based compensation expense is recognized when the change in control event is deemed probable and it is not considered probable until the change in control event is consummated. Shares vest 50 percent at the signing of an agreement and 50 percent at the six-month anniversary of a deal closing, subject to continued service to us.
We estimate the fair value of the rights to purchase shares by employees under our Employee Stock Purchase Plan using the Black-Scholes option pricing formula. Our Employee Stock Purchase Plan provides for consecutive six-month offering periods and we use our own historical volatility data in the valuation.
Income Tax
We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on our net U.S. federal and state deferred tax assets as of December 31, 2024 and 2023. We intend to maintain a full valuation allowance on the federal and state deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
As of December 31, 2024, we had federal net operating loss carryforwards (NOLs) of $586.3 million, of which $387.2 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the 2017 Tax Act, as well as state NOLs of $372.4 million, of which $93.6 million may be carried forward indefinitely. If not utilized, the remaining federal NOLs will begin to expire in 2032 and the state NOLs will begin to expire in 2025. We have no significant foreign NOL carryforwards. We also have federal research tax credit carryforwards that will begin to expire in 2026 and California research tax credits that do not expire. Realization of these NOL and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could materially and adversely affect our results of operations.
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

We expect our revenue to fluctuate from quarter to quarter due to a variety of factors, including seasonality. For example, the industry generally experiences lower revenues in the first and third quarters of the year and higher revenues in the fourth quarter. Our revenue has historically been impacted by these industry trends. Further, the impact of the buying patterns and implant volumes of hospitals and medical facilities, and third-party distributors may vary, and as a result could have an effect on our revenue from quarter to quarter. We have recorded revenue of approximately $353.1 million, $366.6 million and $348.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, for sales in the United States. We anticipate that our total revenue will increase as we continue our commercialization in the United States.
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
Operating Expenses
Our operating expenses consist of R&D expense, and sales, general and administrative (SG&A) expense, amortization of intangibles, change in fair value of contingent consideration, certain litigation charges and impairment of goodwill. Personnel costs are the most significant component of operating expenses and consist primarily of salaries, bonus incentives, benefits, stock-based compensation and sales commissions.
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
Impairment of goodwill. We assess goodwill for impairment annually in the fourth quarter or more frequently if indicators of impairment are present. We perform the goodwill impairment review at the reporting unit level. We record impairment of goodwill when the carrying value of our goodwill is above the fair value. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered to be impaired. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, provided the impairment charge does not exceed the total amount of goodwill allocated to the reporting unit.
Interest Income and Interest Expense
Interest income consists primarily of interest income earned on our investments and interest expense consists of interest paid or incurred on our outstanding debt and the amortization of debt discount and debt issuance costs.
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
Comparison of the Years Ended December 31, 2024 and 2023
Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Years Ended December 31,
	2024	2023	Change
(in thousands)
Revenue	$408,518	$425,174	$(16,656)
Cost of revenue	138,990	135,114	3,876
Gross profit	$269,528	$290,060	$(20,532)
Gross margin	66%	68%	(2)%
Revenue. Revenue decreased to $408.5 million in 2024 from $425.2 million in 2023, a decrease of $16.7 million, or 4%. Revenue in the United States was $353.1 million in 2024, a 4% decrease from $366.6 million in 2023. International revenue was $55.4 million in 2024, compared to $58.6 million in 2023. The decrease in revenue is primarily due to a decrease in our trial and permanent implant volumes in the United States compared to prior year.
Cost of Revenue, Gross Profit and Gross Margin. Cost of revenue increased to $139.0 million in 2024, compared to $135.1 million in 2023, an increase of $3.9 million, or 3%. This increase was primarily due to an increase of $9.0 million in the amortization of variances due to moving our manufacturing operations to Costa Rica, a $6.0 million one-time charge due to a supplier contract renegotiation, a $4.8 million increase in scrap materials, consumables, warranty, royalty expense and severance, offset by $15.9 million decrease in the costs of manufactured product components. Gross profit decreased to $269.5 million in 2024 from $290.1 million in 2023, a decrease of $20.5 million, or 7%. Gross profit as a percentage of revenue, or gross margin, decreased to 66% in 2024 from 68% in 2023.
Operating Expenses

	Years Ended December 31,
	2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Change Amount
(in thousands)
Operating expenses:
Research and development	$51,511	13%	$54,418	13%	$(2,907)
Sales, general and administrative	309,769	76%	334,704	79%	(24,935)
Amortization of intangibles	2,948	1%	246	0%	2,702
Change in fair value of contingent consideration	(6,679)	(2)%	—	0%	(6,679)
Impairment of goodwill	38,208	9%	—	0%	38,208
Total operating expenses	$395,757	97%	$389,368	92%	$6,389
Research and Development (R&D) Expenses. R&D expenses decreased to $51.5 million in 2024 from $54.4 million in 2023, a decrease of $2.9 million, or 5%. The decrease was primarily due to a decrease in personnel expenses of $2.9 million.
Sales, General and Administrative (SG&A) Expenses. SG&A expenses decreased to $309.8 million in 2024 from $334.7 million in 2023, a decrease of $24.9 million, or 7%. This decrease was primarily due to decreases in legal spend of $13.9 million, personnel expenses of $9.5 million and marketing expenses of $3.3 million, partially offset by an increase in employee and physician training expenses of $2.0 million.

Amortization of Intangibles. Our amortization expense relates to intangible assets acquired in a business combination or asset acquisition. In 2023, we acquired Interventional Pain Technologies, Inc. (Vyrsa), which included $27.6 million of intangible assets. We recorded amortization of $2.9 million in 2024 and $0.2 million in 2023.
Change in Fair Value of Contingent Consideration. To recognize changes in the fair value of our contingent consideration liability, we recorded net gains of $6.7 million in 2024.
Impairment of goodwill. During the year ended December 31, 2024, we recognized an impairment charge of $38.2 million due to identified impairment indicators, including sustained decline in our stock price and related market capitalization. As a result of these impairment indicators, we performed impairment tests and concluded our goodwill was impaired.
Interest Income, Interest Expense, Change in Fair Market Value of Warrants, Other Income (Expense), Net, Gain on Extinguishment of Debt and Provision for Income Taxes

	Years Ended December 31,
	2024	2023	Change
(in thousands)
Interest income	$13,304	$14,166	$(862)
Interest expense	(26,887)	(8,014)	(18,873)
Change in fair market value of warrants	27,887	(8,051)	35,938
Other income (expense), net	(421)	(586)	165
Gain on extinguishment of debt	—	3,934	(3,934)
Provision for income taxes	1,093	(5,646)	6,739
Interest Income. Interest income decreased to $13.3 million in 2024 from $14.2 million in 2023, primarily as a result of a decrease in our investment yield rate.
Interest Expense. Interest expense increased to $26.9 million in 2024 from $8.0 million in 2023. In November 2023, we entered into the Braidwell Credit Agreement. The increase was primarily due to the increases of $20.2 million in interest expense and $3.5 million in the amortization of debt issuance costs in 2024. This was partially offset by the decrease of $4.8 million in interest expense and amortization of debt issuance costs for the 2025 Notes, due to our repurchase of $151.7 million in principal of our 2025 Notes in 2023.
Change in Fair Market Value of Warrants. The value of the outstanding Braidwell warrants requires remeasurement at each reporting date. The change in the fair value of these warrants was a gain of $27.9 million in 2024 and a loss of $8.1 million in 2023. The decrease in fair market value of the warrants in 2024 was due to the decrease in our stock price.
Other Income (Expense), Net. Other income (expense), net was primarily comprised of foreign currency transaction gains and losses, and the gains and losses from the remeasurement of foreign-denominated balances. Our remeasurement gains and losses are affected by changes in the foreign currency translation rates of the countries in which we conduct business.
Gain on Extinguishment of Debt. During 2023, we entered into agreements with a limited number of holders of the 2025 Notes and repurchased $151.7 million of the outstanding 2025 Notes. We paid $146.4 million in cash for the principal outstanding. The difference between the total payment to the holders and the principal amount of the 2025 Notes was recorded as a gain from extinguishment of debt. Additionally, we released the associated debt issuance cost of $1.4 million to offset this gain.
Income Tax (Benefit) Expense. Income tax expense was $1.1 million in 2024, compared to tax benefit of $5.6 million in 2023. The income tax expense was primarily the result of foreign and state income taxes. We continue to generate tax losses for U.S. federal and state tax purposes and have NOL carryforwards creating a deferred tax asset. We have a full valuation allowance on the majority of our deferred tax assets.

Liquidity, Capital Resources and Plan of Operations
Since our inception, we have financed our operations through revenue generated from our operations, private placements of preferred stock, the issuance of common stock in our IPO in November 2014 and our underwritten public offering in June 2015, borrowings under our credit facility, which we have subsequently repaid, and the June 2016 issuance of convertible senior notes due 2021 (2021 Notes). In April 2020, we completed a concurrent underwritten public offering of common stock and convertible senior notes due in 2025. Our total net proceeds from the April 2020 offerings, after giving effect to the note hedge transactions and warrant transactions and associated offering expense was $313.3 million. On June 1, 2021, our outstanding 2021 Notes matured and we paid $172.5 million to settle the outstanding principal and issued 682,912 shares of common stock to holders who elected to convert the 2021 Notes. In November 2023, we entered into the Braidwell Credit Agreement for $200.0 million, and we used portions of the proceeds to repurchase $151.7 million of our 2025 Notes. As of December 31, 2024, we had cash, cash equivalents and short-term investments of $292.5 million. Based on our current operating plan, we expect that our cash and cash equivalents on hand, together with the anticipated funds from the collection of our receivables, will be sufficient to fund our operations through at least the next 12 months.
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
We may continue to seek funds through equity or debt financings, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. Should we choose to raise additional capital, the requirements will depend on many factors, including:
•the timing and ability to consummate the Merger;
•the impact from any recession or other adverse macroeconomic conditions, including but not limited to increased interest rates, inflationary pressures geopolitical conflicts and lower consumer confidence;
•the costs related to the continued commercialization of our products in the United States and elsewhere, including product sales, marketing, manufacturing and distribution;
•the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•the R&D activities we intend to undertake in order to expand the chronic pain indications and product enhancements that we intend to pursue;
•whether or not we pursue acquisitions or investments in businesses, products or technologies that are complementary to our current business;
•the degree and rate of market acceptance of our products in the United States and elsewhere;
•changes or fluctuations in our inventory supply needs and forecasts of our supply needs;
•costs related to the development of our internal manufacturing capabilities;
•our need to implement additional infrastructure and internal systems;
•our ability to hire additional personnel to support our operations as a public company; and
•the emergence of competing technologies or other adverse market developments.
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
The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price. For additional information on risks associated with our substantial capital requirements, please read the risk factors under Part I, Item 1A. Risk Factors, included elsewhere in this Annual Report.
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Years Ended December 31,
	2024	2023	2022
(in thousands)
Net cash provided by (used in):
Operating activities	$(19,439)	$(58,829)	$24,675
Investing activities	14,627	(7,204)	64,290
Financing activities	(4,205)	49,534	(2,457)
Effect of exchange rate on cash flows	(755)	343	(845)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,772)	$(16,156)	$85,663
Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $19.4 million for the year ended December 31, 2024. This is primarily due to net losses incurred during the period of $113.4 million. The cash used in operating activities for the year ended December 31, 2024 was also affected by a net increase in accounts payable and accrued liabilities of $4.3 million, payment of contingent consideration liabilities of $5.0 million and change in fair value of warrants of $27.9 million. These changes were partially offset by non-cash stock based compensation expense of $51.2 million, non-cash interest expense of $10.5 million, depreciation and amortization of $8.0 million, impairment of goodwill of $38.2 million, amortization of debt issuance costs of $4.0 million and decreases in accounts receivable of $5.9 million and inventories of $12.2 million. Net cash used in operating activities was $58.8 million for the year ended December 31, 2023. This is primarily due to net losses incurred during the period of $92.2 million. The cash used in operating activities for the year ended December 31, 2023 was also affected by a net increase in inventories of $19.2 million, other long-term liabilities of $12.5 million, accounts payable and accrued liabilities of $7.7 million, accretion of premiums on short term investments of $4.1 million and gain on extinguishment of debt of $3.9 million. These changes were offset by non-cash stock based compensation expense of $56.9 million, change in fair value of warrants of $8.1 million, depreciation and amortization expense of $6.8 million, amortization of operating lease assets of $4.5 million, inventory write-off of $2.1 million and amortization of debt issuance costs of $1.4 million.

Cash Provided by (Used in) Investing Activities. Investing activities consisted primarily of changes in investment balances, including purchases and maturities of short-term investments, and purchases of property and equipment, as well as investments in other companies and strategic acquisitions. For the year ended December 31, 2024, we had net proceeds from the sales and maturity of investments of $24.5 million and purchases in property and equipment of $9.8 million. For the year ended December 31, 2023, we had net proceeds from the sales and maturity of investments of $41.3 million and purchases in property and equipment of $8.6 million. Additionally, we purchased secured convertible notes issued by a private company totaling $1.9 million and purchased Vyrsa Technologies for $38.0 million, net of cash acquired.
Cash Provided by (Used in) Financing Activities. Financing activities consisted primarily of tax withholdings for net share settlement and cash received from the issuance of common stock to employees pursuant to the exercise of employee stock options and our employee stock purchase plan. For the year ended December 31, 2024, we had tax withholdings for net share settlement of $2.5 million, offset by proceeds from issuance of common stock of $3.5 million. Additionally, during the year ended December 31, 2024, we made a $5.0 million payment related to the contingent consideration. Cash provided by financing activities was $49.5 million for the year ended December 31, 2023, comprised of tax withholdings for net share settlement of $4.8 million, offset by proceeds from issuance of common stock of $6.5 million. Additionally, we entered into the Braidwell Credit Agreement, from which we received $200.0 million and paid debt issuance costs of $5.8 million. We paid $146.4 million in cash to repurchase $151.7 million of the principal outstanding from our 2025 Notes.
Restructuring
In January 2024, we initiated a restructuring plan to accelerate our path to profitability. During the second and third quarters of 2024, we approved additional restructuring steps to further accelerate our path to profitability. See Note 16, Restructuring, of Notes to Consolidated Financial Statements for additional information.
Contractual Obligations and Commitments
We have lease obligations primarily consisting of operating leases for our principal offices, manufacturing facility and our warehouse space which expire as set forth below.
In March 2015, we entered into a lease agreement for approximately 50,740 square feet of office space located in Redwood City, California for a period beginning in June 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually in the final year of the lease term. In December 2016, we entered into a first amendment to the lease for an additional approximately 49,980 square feet of office space adjacent to the premises under the original lease (the Expansion Premises) with initial annual payments of $1.2 million increasing to $2.9 million in the final year of the amended lease term. The lease for the Expansion Premises commenced on June 1, 2018. The first amendment also extended the lease term for the original premises to terminate on the same date as the amended lease, which is May 31, 2025. In April 2024, we entered into a second amendment which reduced the total office space to approximately 77,620 square feet, beginning June 1, 2024 through December 31, 2031, with an option to extend the term for one additional 5-year period. The initial annual payments for the amended lease is $3.0 million, increasing to $5.7 million in the final year of the amended lease term. See Note 7, Commitments and Contingencies, of Notes to Consolidated Financial Statements for additional information.
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
In August 2020, we entered into a lease for approximately 35,411 square feet of manufacturing space to begin in April 2021 through June 2031 at a facility in Costa Rica, under which we are obligated to pay approximately $3.9 million in lease payments over the term of the lease. We currently use this facility to build-out certain manufacturing capabilities so that we can vertically integrate the assembly of IPG’s, peripherals and various other manufacturing related activities.
In September 2024, we entered into a lease for 13,623 square feet of warehouse space located in Plymouth Meeting, Pennsylvania to commence on the completion of the landlord's building improvements, estimated to be completed in the first half 2025. The lease is through February 2033, under which we are obligated to pay $2.0 million over the term of the lease.
We have entered into supply agreements with certain suppliers that required certain minimum annual purchase agreements. As of December 31, 2024, we had minimum annual purchase commitments of $6.5 million due in 2025. In addition, we renegotiated a supplier contract resulting in a one-time $6.0 million fee, of which $4.0 million was paid in 2024 and the remaining $2.0 million is due in 2025. The renegotiation reduced our future purchase commitments enabling us to accelerate the move of inventory production to our Costa Rica facility.
We have also entered into a service agreement for which we are committed to pay $3.2 million per year for the next three-year term of the service agreement.
As of December 31, 2024, our contractual obligations related to the 2025 Notes are payments of interest and principal totaling $38.6 million due in 2025.
As of December 31, 2024, our contractual obligations related to the Braidwell Term Loan are payments of interest of $15.8 million due in 2025, $16.3 million due in 2026 and $18.8 million due in 2027, as well as payments of interest, principal and fees totaling $44.5 million due in 2028 and $230.7 million in 2029.

The following table summarizes our contractual obligations as of December 31, 2024 (in thousands):

	Payment date by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(in thousands)
Notes payable, including contractual interest	$364,675	$54,359	$35,139	$275,177	$—
Lease obligations	35,144	545	10,831	11,594	12,174
Purchase obligations	15,980	9,662	6,318	—	—
Total	$415,799	$64,566	$52,288	$286,771	$12,174
Off-Balance Sheet Arrangements
Through December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. For information regarding indemnification obligations, refer to Note 7, Commitments and Contingencies, of Notes to Consolidated Financial Statements within Part II, Item 8 of this Annual Report.
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
We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2024, we had cash and cash equivalents of $94.5 million, consisting of cash and money market funds, and short-term investments of $198.0 million, consisting of agency bonds, commercial paper, corporate notes and treasury bonds. We maintained investments in money market funds that were not federally insured during the year ended December 31, 2024 and held cash in foreign banks of approximately $19.0 million at December 31, 2024 that was not federally insured. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
To date, a portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, the Euro and the United Kingdom pound sterling. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As a component of other income (expense), we recognized net foreign currency transaction losses of $0.3 million for the year ended December 31, 2024, losses of $0.4 million for the year ended December 31, 2023 and gains of $0.7 million for the year ended December 31, 2022. A hypothetical 10% favorable or unfavorable change in the weighted average foreign exchange rates for the year ended December 31, 2024 would have affected the Company’s net loss of $113.4 million by approximately 2%. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

We do not believe that inflation and change in prices had a significant impact on our results of operations for any periods presented in our consolidated financial statements.
See Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for further information on foreign currency translation.
Market Risk and Market Interest Risk
In April 2020, we issued $189.8 million aggregate principal amount of 2.75% convertible senior notes due 2025. In December 2023, we repurchased $151.7 million of the 2025 Notes. As of December 31, 2024, $38.0 million of the principal remains outstanding. The fair value of these convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nevro Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Nevro Corp. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Inventory Valuation – Excess Inventory Provision
As described in Notes 2 and 6 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. Management regularly reviews inventory quantities compared to forecasted sales to record a provision for excess and obsolete inventory when appropriate. Inventory write downs are recorded for excess and obsolete inventory. Management estimates forecasted sales considering product acceptance in the marketplace, customer demand, historical sales, product obsolescence, and technological innovations. As of December 31, 2024, total inventories were $103.3 million, and for the year ended December 31, 2024, there was a $3.6 million excess and obsolete inventory provision, a portion of which related to excess inventory.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the excess and obsolete inventory provision, including controls over significant assumptions related to forecasted sales. These procedures also included, among others, (i) testing management’s process for developing the estimate of the excess inventory provision; (ii) evaluating the appropriateness of the methodology used by management; (iii) testing the completeness and accuracy of the underlying data used by management; and (iv) evaluating the reasonableness of management’s significant assumptions related to forecasted sales. Evaluating management’s assumptions related to forecasted sales involved (i) performing retrospective reviews to assess the reasonableness of management's historical estimates and (ii) considering whether these assumptions were consistent with evidence obtained in other areas of the audit.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 4, 2025
We have served as the Company’s auditor since 2008.

Nevro Corp.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$94,539	$104,217
Short-term investments	197,995	218,506
Accounts receivable, net of allowances of $1,431 and $1,048 at December 31, 2024 and 2023, respectively	71,884	79,377
Inventories	103,268	118,676
Prepaid expenses and other current assets	8,316	10,145
Total current assets	476,002	530,921
Property and equipment, net	26,562	24,568
Operating lease assets	21,186	8,944
Goodwill	—	38,164
Intangible assets, net	24,408	27,354
Other assets	5,171	5,156
Restricted cash	512	606
Total assets	$553,841	$635,713
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$24,457	$22,520
Accrued liabilities	38,415	45,297
Short-term debt	37,972	—
Contingent liabilities, current portion	1,781	9,836
Other current liabilities	318	5,722
Total current liabilities	102,943	83,375
Long-term debt	187,666	211,471
Long-term operating lease liabilities	25,525	4,634
Contingent liabilities, non-current portion	3,633	12,257
Warrant liability	853	28,739
Other long-term liabilities	2,213	2,092
Total liabilities	322,833	342,568
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2024 and 2023; zero shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, $0.001 par value, 290,000,000 shares authorized at December 31, 2024 and 2023; 38,490,769 and 37,044,390 shares issued at December 31, 2024 and 2023; 37,824,467 and 36,361,474 shares outstanding at December 31, 2024 and 2023, respectively	38	36
Additional paid-in capital	1,045,031	992,762
Accumulated other comprehensive income / (loss)	(1,212)	(243)
Accumulated deficit	(812,849)	(699,410)
Total stockholders’ equity	231,008	293,145
Total liabilities and stockholders’ equity	$553,841	$635,713
The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue	$408,518	$425,174	$406,365
Cost of revenue (1)	138,990	135,114	129,998
Gross profit	269,528	290,060	276,367
Operating expenses
Research and development	51,511	54,418	53,065
Sales, general and administrative	309,769	334,704	322,138
Amortization of intangibles	2,948	246	—
Change in fair value of contingent consideration	(6,679)	—	—
Certain litigation charges	—	—	(105,000)
Impairment of goodwill	38,208	—	—
Total operating expenses	395,757	389,368	270,203
Income (loss) from operations	(126,229)	(99,308)	6,164
Interest income	13,304	14,166	4,021
Interest expense	(26,887)	(8,014)	(6,432)
Change in fair market value of warrants	27,887	(8,051)	—
Other income (expense), net	(421)	(586)	511
Gain on extinguishment of debt	—	3,934	—
Income (loss) before income taxes	(112,346)	(97,859)	4,264
Provision for income taxes	1,093	(5,646)	1,263
Net income (loss)	(113,439)	(92,213)	3,001
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	(907)	1,164	(1,667)
Changes in unrealized gains (losses) on short-term investments, net	(62)	1,687	(1,063)
Net change in other comprehensive income (loss)	(969)	2,851	(2,730)
Comprehensive income (loss)	$(114,408)	$(89,362)	$271
Net income (loss) per share
Basic	$(3.06)	$(2.56)	$0.08
Diluted	$(3.06)	$(2.56)	$0.08
Weighted average number of shares used to compute basic and diluted net income (loss) per share
Basic	37,088,476	35,981,431	35,317,644
Diluted	37,088,476	35,981,431	35,525,255
(1) Exclusive of amortization of intangible assets, which is shown separately.
The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2021	35,026,654	$35	$928,138	$(624,193)	$(364)	$303,616
Adjustments from adoption of ASU 2020-06 (See Note 2)	—	—	(48,340)	13,995	—	(34,345)
Exercise of common stock options	26,091	—	1,203	—	—	1,203
Issuance of common stock upon release of restricted stock units and performance stock units	474,941	—	—	—	—	—
Shares withheld for tax obligations	(137,638)	—	(8,850)	—	—	(8,850)
Issuance of common stock under employee stock purchase plan	130,459	—	5,190	—	—	5,190
Stock based compensation	—	—	56,791	—	—	56,791
Net income	—	—	—	3,001	—	3,001
Other comprehensive loss	—	—	—	—	(2,730)	(2,730)
Balances at December 31, 2022	35,520,507	35	934,132	(607,197)	(3,094)	323,876
Exercise of common stock options	83,058	—	1,455	—	—	1,455
Issuance of common stock upon release of restricted stock units	687,119	1	(1)	—	—	—
Shares withheld for tax obligations	(177,036)	—	(4,774)	—	—	(4,774)
Issuance of common stock under employee stock purchase plan	247,826	—	5,085	—	—	5,085
Stock based compensation	—	—	56,865	—	—	56,865
Net loss	—	—	—	(92,213)	—	(92,213)
Other comprehensive income	—	—	—	—	2,851	2,851
Balances at December 31, 2023	36,361,474	36	992,762	(699,410)	(243)	293,145
Issuance of common stock upon release of restricted stock units and performance stock units	1,190,657	1	(1)	—	—	—
Shares withheld for tax obligations	(245,334)	—	(2,463)	—	—	(2,463)
Issuance of common stock under employee stock purchase plan	517,670	1	3,545	—	—	3,546
Stock based compensation	—	—	51,188	—	—	51,188
Net loss	—	—	—	(113,439)	—	(113,439)
Other comprehensive loss	—	—	—	—	(969)	(969)
Balances at December 31, 2024	37,824,467	$38	$1,045,031	$(812,849)	$(1,212)	$231,008
The accompanying notes are an integral part of these consolidated financial statements.

Nevro Corp.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$(113,439)	$(92,213)	$3,001
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	7,951	6,804	6,180
Amortization of operating lease assets	3,215	4,485	4,147
Stock-based compensation expense	51,188	56,866	56,798
Amortization of intangibles	2,948	246	—
Amortization of premium (accretion of discount) on short-term investments	(4,010)	(4,118)	408
Impairment of goodwill	38,208	—	—
Provision for credit losses	1,324	813	285
Write-down of inventory	3,634	2,108	4,187
Loss on disposal of equipment	527	—	—
Amortization of debt discount and issuance costs	3,979	1,389	1,213
Non-cash interest expense	10,517	845	—
Change in fair market value of warrants	(27,887)	8,051	—
Change in fair value of contingent consideration	(6,679)	—	—
Payment of contingent consideration liabilities	(5,036)	—	—
Gain on extinguishment of debt	—	(3,934)	—
Unrealized gains (losses) on foreign currency transactions	(432)	(509)	(2,654)
Changes in operating assets and liabilities
Accounts receivable	5,853	(211)	(9,611)
Inventories	12,226	(19,235)	(7,828)
Prepaid expenses and other current assets	1,694	56	(4,830)
Other assets	(18)	(32)	1,330
Accounts payable	2,257	(4,923)	(5,646)
Accrued liabilities and other current liabilities	(6,509)	(2,784)	2,657
Other long-term liabilities	(950)	(12,533)	(24,962)
Net cash provided by (used in) operating activities	(19,439)	(58,829)	24,675
Cash flows from investing activities
Purchases of short-term investments	(159,682)	(189,243)	(268,218)
Proceeds from maturity of short-term investments	184,140	230,555	340,050
Investment in private company	—	(1,900)	—
Payment for acquisition of business, net of cash acquired	(45)	(38,022)	—
Purchases of property and equipment	(9,786)	(8,594)	(7,542)
Net cash provided by (used in) investing activities	14,627	(7,204)	64,290
Cash flows from financing activities
Proceeds from term debt and warrants	—	200,000	—
Debt issuance costs	(328)	(5,830)	—
Repayment of convertible notes	—	(146,402)	—
Minimum tax withholding paid on behalf of employees for net share settlement	(2,459)	(4,774)	(8,850)
Payment of contingent consideration established in purchase accounting	(4,964)	—	—
Proceeds from issuance of common stock to employees	3,546	6,540	6,393
Net cash provided by (used in) financing activities	(4,205)	49,534	(2,457)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(755)	343	(845)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,772)	(16,156)	85,663
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of year	104,823	120,979	35,316
Cash, cash equivalents and restricted cash at end of year	$95,051	$104,823	$120,979
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,281	$1,515	$527
Cash paid for interest	$11,923	$5,960	$5,218
Significant non-cash transactions
Purchases of property and equipment in accounts payable and accrued liabilities	$574	$854	$766
Remeasurement of operating lease right-of-use assets for lease modification	$15,457	$—	$—
Fair value of contingent consideration recorded in purchase accounting	$—	$22,093	$—
Leasehold improvements allowance included in property and equipment, net	$971	$—	$—
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
During the year ended December 31, 2024, the Company had net loss of $113.4 million and had $19.4 million of cash used in operations. At December 31, 2024, the Company had an accumulated deficit of $812.8 million. The Company has financed operations to date primarily through private placements of equity securities, borrowings under a debt agreement, the issuance of common stock public offerings and underwritten public offerings of convertible senior notes. The Company’s ability to continue to meet its obligations and to achieve its business objectives for the foreseeable future is dependent upon, amongst other things, generating sufficient revenues and its ability to continue to control expenses to meet its obligations as they become due. Failure to increase sales of its products, manage discretionary expenditures or raise additional financing, if required, may adversely impact the Company’s ability to achieve its intended business objectives.
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
Segments
The Company is a global medical device company focused on delivering comprehensive solutions for chronic pain and derives revenues from sales of medical devices for chronic pain treatment. The Company conducts business as a single operating segment. Its Chief Operating Decision Maker (CODM) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for assessing performance and allocating resources.
Foreign Currency Translation
The Company’s consolidated financial statements are prepared in U.S. dollars (USD). Its foreign subsidiaries in Europe and Australia use their local currency as their functional currency and maintain their records in the local currency. Accordingly, the assets and liabilities of these subsidiaries are translated into USD using the current exchange rates in effect at the balance sheet date and equity accounts are translated into USD using historical rates. Revenues and expenses are translated using the monthly average exchange rates during the period when the transaction occurs. The resulting foreign currency translation adjustments from this process are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Unrealized foreign exchange gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the reporting entity are recorded in other income (expense), net. The Company recorded net unrealized foreign currency transaction gains of $0.3 million during the year ended December 31, 2024, gains of $0.4 million during the year ended December 31, 2023 and gains of $3.1 million during the year ended December 31, 2022. Additionally, realized gains and losses resulting from transactions denominated in currencies other than the local currency are recorded in other income (expense), net. The Company recorded realized foreign currency transaction losses of $0.5 million during the year ended December 31, 2024, losses of $0.8 million during the year ended December 31, 2023 and losses of $2.4 million during the year ended December 31, 2022.
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
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant accounting estimates and management judgments reflected in the consolidated financial statements include items such as allowances for credit losses; warranty obligations; stock-based compensation; property and equipment useful lives; inventory valuation; valuation of investments; loss contingencies; valuation of intangible assets and contingent consideration liability; goodwill impairment; and accounting for income taxes. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results may differ from those estimates under different assumptions or conditions.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The majority of the Company’s cash is held by one financial institution in the United States in excess of federally insured limits. The Company maintained investments in money market funds that were not federally insured during the years ended December 31, 2024 and 2023, and held cash in foreign banks of approximately $19.0 million and $9.4 million at December 31, 2024 and 2023, respectively, that was not federally insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.
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
Credit Losses
The Company makes estimates of the collectability of accounts receivable and provide an allowance for accounts receivable considered uncollectible based on current expected credit losses. In doing so, the Company analyzes historical bad debt trends, customer concentrations, customer credit worthiness, the age of the receivable, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. For the years ended December 31, 2024, 2023 and 2022, the Company recognized bad debt expenses of $1.3 million, $0.8 million and $0.3 million, respectively.

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
Revenue Recognition
The Company has revenue arrangements that generally consist of a single performance obligation, although, in some instances, revenue arrangements may consist of two performance obligations. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of promised goods to its customers. Revenue is measured as the amount of consideration it expects to receive in exchange for transferring goods.

For a majority of sales, where the Company’s sales representative delivers its product at the point of implantation at hospitals or medical facilities, the Company recognizes revenue upon completion of the procedure and authorization, which represents the point in time when control transfers to the customers. The Company invoices its customers based on the billing schedules in its sales arrangements. Payments are generally due 30 to 60 days from the date of invoice.
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
Where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments it expects to make as of the acquisition date. The Company re-measures this liability each reporting period and record changes in the fair value through Change in fair value of contingent consideration on its consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. Payment of additional consideration is generally contingent on the acquired company reaching certain performance milestones after the acquisition date, including attaining specified revenue levels, achieving product development targets and/or obtaining regulatory approvals for products at the date of the acquisition.
Intangible Assets
The Company records definite-lived intangible assets at historical cost and amortize them over their estimated useful lives, using a straight-line method of amortization. The approximate useful lives for amortization of its intangible assets are as follows: developed technology, ten years; customer relationships, three years. The amortization of these intangible assets, which were acquired in a business acquisition, is included in the consolidated statements of operations as Amortization of intangibles.

The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or assessment by a regulator. If the Company determines that the asset is impaired based on qualitative assessments of impairment indicators, the intangible asset is tested for recoverability. For purposes of the recoverability test, the Company groups amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset or asset group exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset or asset group, the Company will write down the carrying value to fair value in the period impairment is identified.
Goodwill
Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired in a business combination accounted for using the acquisition method of accounting. Goodwill is not amortized and is subject to impairment testing on an annual basis or when a triggering event occurs that may indicate the carrying value of the reporting unit including goodwill is impaired. The Company performs its impairment testing at the reporting level where it has determined that it has a single reporting unit and operating segment. The impairment test for goodwill uses an approach which compares the estimated fair value of the reporting unit including goodwill to its carrying value. If the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit, an impairment loss is recognized in an amount equal to the excess of the carrying value over the estimate fair value. The Company recorded a pre-tax impairment charge of $38.2 million for the year ended December 31, 2024 in the statement of operations and therefore, goodwill was fully impaired. No impairment charges were recognized during the years ended December 31, 2023 or 2022. See Note 10 for a discussion of goodwill.
Impairment of Long Lived Assets
The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful lives of its long-lived assets, including identifiable intangibles assets subject to amortization and property plant and equipment, may warrant revision or that the carrying value of the assets may be impaired. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related assets. Factors the Company considers important that could trigger an impairment review include significant changes in the use of any assets, changes in historical trends in operating performance, changes in projected operating performance and significant economic trends. The sustained decline in the trading price of the Company's common stock during the year ended December 31, 2024, and related decrease in the Company's market capitalization, was determined to be a triggering event in connection with the Company's review of the recoverability of its long-lived assets. The Company performed a recoverability testing during the fourth quarter ended December 31, 2024 using the undiscounted cash flows, which are the sum of the future undiscounted cash flows expected to be derived from the direct use of the long-lived assets to the carrying value of the long-lived assets. Estimates of future cash flows are based on the Company's own assumptions about its own use of the long-lived assets. The cash flow estimation period was based on the long-lived assets' estimated remaining useful life to the Company. After performing the recoverability test, the Company determined that the undiscounted cash flows exceeded the carrying value and the long-lived assets were not impaired. Changes in these assumptions and resulting valuations could result in future long-lived asset impairment charges. Management will continue to monitor any changes in circumstances for indicators of impairment. Any write-downs are treated as permanent reductions to the carrying amount of the assets. There were no impairment charges, or changes in estimated useful lives, recorded through December 31, 2024.
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
The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. To date, taxes paid have been predominantly due to income taxes in foreign and state jurisdictions in which the Company conducts business. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.
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
The Company grants performance stock units with vesting based on its stock price performance compared to a specified target composite index over a certain period, as well as performance stock units with vesting based on absolute stock price. The fair value of these grants is determined by using the Monte Carlo simulation model, which is based on a discounted cash flow approach, and requires inputs such as expected volatility of the Company's stock price, expected volatility of the targeted composite index, correlation between the changes in the Company's stock price and the target composite index, risk-free interest rate and expected dividends. The expected volatility of the Company's stock and the target composite index is based on the historical data. Correlation is based on the historical relationship between the Company's stock price and the target composite index. The risk-free interest rate is based upon the treasury yield consistent with the vesting term of the grant. The expected dividend yield is zero. Stock-based compensation for these performance stock units is recognized over the specified vesting period.
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
Certain Litigation Charges
The Company and its affiliates are involved in legal actions from time to time involving product liability, employment, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and investigations. The outcomes of legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges in the consolidated statements of income.
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
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, entities will account for the convertible debt as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method as of January 1, 2022. The adoption of ASU 2020-06 resulted in an increase of $34.3 million to long term debt to reflect the full principal amount of the convertible senior notes due 2025 issued in April 2020 (2025 Notes), net of debt issuance costs, a reduction of $48.3 million to additional paid-in capital to remove the equity component separately recorded for the conversion features and the debt issuance costs allocated to the conversion feature and a cumulative-effect adjustment of $14.0 million reducing the beginning balance of accumulated deficit as of January 1, 2022.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires disclosure of incremental segment information on an interim and annual basis and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for all public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 retrospectively on December 31, 2024. Refer to Note 15 for the inclusion of the new required disclosure.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09 (Topic 740): Income Taxes: Improvements to Income Tax Disclosures which expands the existing rules on income tax disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis. The new disclosure requirements are effective for fiscal years beginning after December 15, 2024. The Company plans to adopt ASU 2023-09 and related updates on January 1, 2025. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). The ASU includes enhanced disclosure requirements, which mandates enhanced transparency in financial statements by requiring detailed disclosures of specific expenses like inventory purchases, employee compensation, depreciation, and intangible asset amortization. The new disclosure requirements are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.
3. Revenue
The following table presents revenue by geography, based on the billing address of the customer (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$353,078	$366,558	$348,166
International	55,440	58,616	58,199
Total revenue	$408,518	$425,174	$406,365
The United States is the only country that accounts for 10% or more of the revenue during the periods presented:

	Years Ended December 31,
	2024	2023	2022
United States	86%	86%	86%
There were no customers that accounted for 10% or more of the Company’s revenue for each of the years ended December 31, 2024, 2023 and 2022. Additionally, there were no customers that accounted for 10% or more of the Company’s accounts receivable balance as of December 31, 2024 and 2023.
4. Leases
As of December 31, 2024, the Company has leases with remaining terms of up to 7 years, some of which may include options to extend the lease term for up to 5 years.
The weighted average lease terms and discounts rates are as follows:

	December 31,
	2024	2023
Operating Lease Term and Discount Rate
Weighted-average remaining lease term	6.94 years	2.86 years
Weighted-average discount rate	7.0%	7.0%
As of December 31, 2024, the maturity of lease liabilities are as follows (in thousands):

Operating Leases
2025	$1,516
2026	5,323
2027	5,508
2028	5,698
2029	5,896
Thereafter	12,174
Total lease payments	36,115
Less: Interest	(10,272)
Present value of lease liabilities	$25,843

Lease payments in 2025 are net of tenant improvement allowance of $3.7 million that the Company expects to receive in 2025.
Supplemental lease cost information are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease cost	$4,883	$5,370
Supplemental balance sheet information are as follows (in thousands):

	December 31,
	2024	2023
Operating Leases:
Operating lease assets	$21,186	$8,944

Other current liabilities	$318	$5,722
Long term operating lease liabilities	25,525	4,634
Total operating lease liabilities	$25,843	$10,356
Supplemental cash flow information are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,639	$6,019
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
The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:
•Level 1 — Observable inputs, such as quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash Equivalents and Short Term Investments
The Company’s cash equivalents include investments in money market funds which are unrestricted as to withdrawal or use and are classified as Level 1 of the fair value hierarchy. To value its money market funds, the Company values the funds at $1 stable net asset value, which is the quoted price in active markets for identical assets that the Company has the ability to access. At December 31, 2024 and 2023, the Company’s cash equivalents were held in institutions in the United States. The Company’s cash equivalents and short-term investments also includes agency bonds, commercial paper, corporate notes and treasury bonds, which have been classified within Level 1 or Level 2 of the fair value hierarchy because of the sufficient observable inputs for revaluation. The Company’s Level 2 investments are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of any broker/dealer quotes on the same or similar investments, issuer credit spreads, benchmark investments, prepayment/default projections based on historical data and other observable inputs. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Balance as of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and short-term investments
Money market funds (i)	$58,046	$—	$—	$58,046
Agency bonds (ii)	$—	$18,862	$—	$18,862
Commercial paper (ii)	$—	$17,293	$—	$17,293
Corporate notes (ii)	$—	$8,003	$—	$8,003
Treasury bonds (ii)	$153,837	$—	$—	$153,837
Total assets	$211,883	$44,158	$—	$256,041

Liabilities:
Warrant liability	$—	$—	$853	$853
Contingent consideration	$—	$—	$5,414	$5,414
Total liabilities	$—	$—	$6,267	$6,267

Balance as of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and short-term investments
Money market funds (i)	$82,886	$—	$—	$82,886
Agency bonds (ii)	—	99,054	—	99,054
Commercial paper (ii)	—	22,374	—	22,374
Corporate notes (ii)	—	3,490	—	3,490
Treasury bonds (ii)	93,588	—	—	93,588
Total assets	$176,474	$124,918	$—	$301,392

Liabilities:
Warrant liability	$—	$—	$28,739	$28,739
Contingent consideration	—	—	22,093	22,093
Total liabilities	$—	$—	$50,832	$50,832
______________________________________________
(i)Included in cash and cash equivalents on the consolidated balance sheets.
(ii)Included in short-term investments on the consolidated balance sheets.

Convertible Senior Notes
As of December 31, 2024 and 2023, the fair value of the 2.75% convertible senior notes due 2025 (the 2025 Notes) was $37.0 million and $35.6 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 8 for additional information regarding the 2025 Notes.
Warrant Liability
In November 2023, the Company entered into a Credit Agreement and Guaranty (the Braidwell Credit Agreement) with Braidwell LP (together with its affiliates, Braidwell). In connection with the Braidwell Credit Agreement, the Company issued warrants (the Braidwell Warrants) to Braidwell to purchase an aggregate of approximately 2.58 million shares of the Company's common stock.

The Braidwell Warrants are valued using the Black Scholes valuation model and are considered Level 3 in the fair value hierarchy. As of December 31, 2024 and 2023, the fair value of the Braidwell Warrants was $0.9 million and $28.7 million, respectively. The significant inputs, including the Company's common stock, expected term, dividend yield and unobservable assumptions for the fair value of the warrant liability consist of the following:

	December 31, 2024	December 31, 2023
Common stock price	$3.72	$21.52
Expected term (in years)	5	6
Expected volatility	53%	53%
Risk-free interest rate	4.04%	3.50%
Dividend Yield	0%	0%
A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the Company’s warrant liabilities, which could also result in material non-cash gains or losses being reported in the Company’s consolidated statement of operations.
Contingent Consideration
In connection with the Company's acquisition of Interventional Pain Technologies, Inc. (Vyrsa) in the fourth quarter of 2023, the Company is subject to certain contingent consideration. Changes in the fair value of the contingent consideration liability for the year ended December 31, 2024 were as follows (in thousands):

Balance as of December 31, 2022	$—
Addition of contingent consideration	22,093
Balance as of December 31, 2023	$22,093
Change in fair value of contingent consideration	(6,679)
Contingent consideration payments	(10,000)
Balance as of December 31, 2024	$5,414
The regulatory approval milestone and product development milestone consideration are valued using the probability-weighted average discount cash flow model, and the revenue milestone consideration is valued using the Monte Carlo simulation model. As of December 31, 2024, the fair value of the contingent consideration related to the product development and revenue milestones were $1.8 million and $3.6 million, respectively. As of December 31, 2023, the fair value of the contingent consideration related to the regulatory approval, product development and revenue milestone was $5.0 million, $1.7 million and $15.5 million, respectively. The contingent consideration is considered Level 3 in the fair value hierarchy.

Significant unobservable inputs for the contingent consideration are as follows:

Contingent Liability	Fair Value at December 31, 2024	Valuation Technique	Unobservable Input	Range
Product Development	$1,781	Probability-Weighted	Probability of Payment	75%
Milestone		Average Discount	Risk-Free Rate	4.3%
		Cash Flow	Credit Spread	6.8%
			Projected Year of Payment	2025
Revenue Milestone	$3,633	Monte Carlo Simulation	Discount Rate	11.0% — 11.1%
			Revenue Volatility	13.0%
			Projected Year of Payment	2026 — 2027

Contingent Liability	Fair Value at December 31, 2023	Valuation Technique	Unobservable Input	Range
Regulatory Approval	$4,964	Probability-Weighted	Probability of Payment	80%
Milestone		Average Discount	Risk-Free Rate	5.2% — 5.3%
		Cash Flow	Credit Spread	4.3%
			Projected Year of Payment	2024
Product Development	$1,677	Probability-Weighted	Probability of Payment	50%
Milestone		Average Discount	Risk-Free Rate	4.9% — 5.1%
		Cash Flow	Credit Spread	4.3%
			Projected Year of Payment	2024 — 2025
Revenue Milestone	$15,452	Monte Carlo Simulation	Discount Rate	8.7% — 9.3%
			Revenue Volatility	17.0%
			Projected Year of Payment	2025 — 2027
Investment in Privately-Held Company
In July 2023, the Company entered into an agreement with a privately-held company to provide financing and issued an initial $1.0 million convertible note. In September 2023, the Company issued a second convertible note of $0.9 million. The Company elected the fair value option to account for the second $0.9 million convertible note and is considered to be Level 3. As of December 31, 2024, the fair value of the secured convertible notes is $1.4 million and is reported in Other assets on the consolidated balance sheet and the adjustment to the fair value of $0.3 million was reported in Research and development expense on the consolidated statements of operations. See Note 7 for additional information regarding the Investment in Privately-Held Company.

6. Balance Sheet Components
Cash and Cash Equivalents
The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$94,539	$104,217	$120,373
Restricted cash	512	606	606
Total cash and cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$95,051	$104,823	$120,979

The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds in the amount of $58.0 million and $82.9 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company’s cash equivalents were held at institutions in the United States and include deposits in a money market fund which was unrestricted as to withdrawal or use. The Company also held cash in foreign banks of approximately $19.0 million at December 31, 2024 and $9.4 million at December 31, 2023 that was not insured. The Company has not experienced any losses on its deposits of cash and cash equivalents.
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

	December 31, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$18,895	$9	$(42)	$18,862
Commercial paper	17,292	2	(1)	17,293
Corporate notes	8,000	3	—	8,003
Treasury bonds	153,613	320	(96)	153,837
Total securities	$197,800	$334	$(139)	$197,995

	December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Investment Securities
Agency bonds	$99,076	$68	$(90)	$99,054
Commercial paper	22,369	5	—	22,374
Corporate notes	3,491	—	(1)	3,490
Treasury bonds	93,312	317	(41)	93,588
Total securities	$218,248	$390	$(132)	$218,506

Realized gains or losses from the sale of investments and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred. The cost of securities sold was determined based on the specific identification method. The amount of realized gains and realized losses on investments for the periods presented have not been material.
The amortized costs and estimated fair values of the Company’s available-for-sale securities by contractual maturities as of December 31, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Amounts maturing within one year	$151,542	$151,807
Amounts after one year through five years	46,258	46,188
Total investment securities	$197,800	$197,995

Inventories (in thousands)

	December 31,
	2024	2023
Raw materials	$48,810	$64,974
Work in process	6,068	2,149
Finished goods	48,390	51,553
Total inventories	$103,268	$118,676
The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that has been used to value the inventory. The Company also periodically evaluates inventory quantities in consideration of actual loss experience. As a result of these evaluations, for the year ended December 31, 2024, the Company recognized total write-downs of $3.6 million for its inventories. For the years ended December 31, 2023 and 2022, the Company recognized total write-downs of $2.1 million and $4.2 million, respectively, for its inventories.
Property and Equipment, Net (in thousands)

	December 31,		Estimated Useful Lives (in years)
	2024	2023
Laboratory equipment	$15,581	$15,414	3
Computer equipment and software	16,240	15,451	3
Internally developed software	13,383	8,831	5
Furniture and fixtures	4,804	4,745	5
Leasehold improvements	11,099	10,924	Up to 10
Construction in process	8,010	4,865	—
Total	69,117	60,230
Less: Accumulated depreciation and amortization	(42,555)	(35,662)
Property and equipment, net	$26,562	$24,568
Depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 was $8.0 million, $6.8 million and $6.2 million, respectively.
Restricted Cash
Restricted cash as of December 31, 2024 and 2023 was $0.5 million and $0.6 million, and includes certificates of deposit representing collateral for the Company’s Redwood City, CA building lease pursuant to an agreement dated March 5, 2015, as amended.

Accrued Liabilities (in thousands)

	December 31,
	2024	2023
Accrued payroll and related expenses	$23,308	$31,715
Accrued professional fees	884	2,909
Accrued taxes	1,713	1,482
Accrued clinical and research expenses	458	752
Accrued interest	1,591	1,123
Accrued warranty	3,006	1,531
Accrued other	7,455	5,785
Total accrued liabilities	$38,415	$45,297
7. Commitments and Contingencies
Operating Leases
In March 2015, the Company entered into a lease agreement for approximately 50,740 square feet of office space located in Redwood City, California for a period beginning on June 30, 2015 and ending in May 2022, with initial annual payments of approximately $2.0 million, increasing to $2.4 million annually during the final year of the lease term. In December 2016, the Company entered into a first amendment to the lease for an additional approximately 49,980 square feet of office space adjacent to the premises under the original lease (the Expansion Premises), with initial annual payments of $1.2 million, increasing to $2.9 million in the final year of the amended lease term. The lease for the Expansion Premises commenced on June 1, 2018, and includes an expiration date of May 31, 2025. The first amendment extended the lease term for the original premises to terminate on the same date as the Expansion Premises. In April 2024, the Company entered into a second amendment which reduced the total office space to approximately 78,000 square feet, beginning on June 1, 2024 and ending on December 31, 2031, with an option to extend the term for one additional 5-year period. The initial annual payments for the amended lease of approximately $3.0 million, increasing to approximately $5.7 million during the final year of the lease term. Pursuant to the second lease amendment, the landlord provided the Company with a tenant improvement allowance of up to $4.7 million. The amendment increased the right-of-use asset and lease liability by $15.5 million.
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
In September 2024, the Company entered into a lease for 13,623 square feet of office space located in Plymouth Meeting, Pennsylvania to commence on the completion of the landlord's building improvements, expected in March 2025. The lease is through February 2033. Pursuant to the terms of the lease, the Company is obligated to pay $2.0 million over the term of the lease. The Company expects to record operating assets of $0.9 million and operating lease liabilities of $0.9 million on the lease commencement date.
See Note 4 for further discussion on Leases.

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

	December 31,
	2024	2023
Beginning Balance	$1,531	$866
Provision for warranty	5,885	5,355
Utilization	(4,410)	(4,690)
Ending Balance	$3,006	$1,531
Supply Agreements
The Company has entered into supply agreements with certain suppliers that require certain minimum annual purchase agreements. As of December 31, 2024, the Company had minimum annual purchase commitments of $6.5 million due in 2025. In addition, the Company renegotiated a supplier contract resulting in a one-time $6.0 million fee, expensed to cost of revenue and paid $4.0 million of such renegotiation fee during the year and the remaining $2.0 million is due in 2025 and recorded as accrued liabilities. The renegotiation reduced the Company’s future purchase commitments enabling the company to accelerate the move of inventory production to its Costa Rica facility.
The Company also entered into a service agreement in December 2024 for which it is committed to pay $3.2 million per year for the next three-year term of the service agreement.
License Agreements
In March 2006, the Company entered into an amended and restated license agreement with the Mayo Foundation for Medical Education and Research (Mayo) and Venturi Group LLC (VGL), which provides the Company access to the certain know how and licensed patents owned by Mayo and VGL for treatment of central, autonomic and peripheral nervous system disorders, including pain, using devices to modulate nerve signaling. Pursuant to the Mayo License, the Company is obligated to pay royalties in the low single digits to the Mayo Foundation, on a country-by-country and product-by-product basis, based on a percentage of net sales of licensed products, subject to reduction under certain circumstances. In 2022, the Company incurred an obligation to pay a de minimis amount of royalties based on sales made in another country. No royalties were due for the years ended December 31, 2023 and 2024. The Mayo License terminates upon the expiration of (1) the last to expire of the licensed patents or (2) the Company's obligation to pay royalties, whichever is later.
Investment in Privately-Held Company
In July 2023, the Company entered into a research and development agreement with a privately-held company for certain services to be performed by the privately-held company. In connection with the agreement, the Company issued convertible notes in exchange for the related research and development activities. The convertible notes were issued in separate transactions with the initial convertible note of $1.0 million and second convertible note of $0.9 million. Each of the notes issued contained a conversion feature in which the Company would have the opportunity to exercise the right to purchase shares of the privately-held company. The second convertible note of $0.9 million contained a forgiveness clause in which the Company may forgive the note upon meeting certain conditions. The second note was valued using the probability-weighted model and considered Level 3 in the fair value hierarchy. At December 31, 2024, the fair value of the second convertible note was $0.4 million and the combined fair value of the initial and second convertible notes is $1.4 million and included in Other assets on the consolidated balance sheet. For the year ended December 31, 2024, the Company recorded $0.3 million for the adjustment in fair value in Research and development expense on the consolidated statements of operations.

The Company has the obligation to provide additional funding of up to $1.0 million in the form of a third convertible note if the privately-held company achieves certain agreed upon development milestones. Additionally, the Company may purchase shares of the most senior security in the privately-held company in two separate tranches totaling $2.0 million, upon the achievement of certain development milestones. As of December 31, 2024, such milestones have not been met.
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
Legal Matters
Flathead Partners Litigation/Arbitration
On July 15, 2022, the Company filed a lawsuit in the U.S. District Court for the Northern District of California for breach of contract against Flathead Partners, LLC, the Mayo Foundation for Medical Education and Research, and Mayo Clinic Ventures (herein referred to as “Flathead Partners”). The Company’s suit alleged that Flathead Partners breached the 2006 license agreement between the Company and the Mayo Clinic (referred to in the Company’s 10-K filing as the “Mayo License”), when Flathead Partners unilaterally asserted control of pending U.S. Patent Application 16/286,389 (the “’389 Application”), which is subject to the Mayo License. The suit sought to enjoin the Flathead Partners from taking any action at the U.S. Patent Office with respect to the ‘389 Application, and to thereafter engage in an arbitration as called for in the Mayo License. On July 27, 2022, the Flathead Partners agreed to enter into an arbitration to determine which party shall have control of prosecution of the ‘389 Application, and whether there are ongoing royalty obligations under the Mayo License. Therefore, Nevro dismissed the lawsuit in the Northern District of California. The parties then engaged in an arbitration. An arbitration hearing was held during the week of September 11, 2023, and a ruling was issued on April 8, 2024 requiring that Flathead Partners transfer back to the Company the power to control and direct prosecution of the ‘389 Application and its patent family. The April 8, 2024 ruling also concluded that Nevro did not owe Flathead Partners royalties under the Mayo License. More specifically, the Arbitrator found that Flathead Partners had breached the Mayo License, and that the Company had not breached the Mayo License. The arbitrator awarded the Company (i) damages, paid by Flathead Partners in May 2024; (ii) the Company’s attorneys’ fees and costs for the Northern District of California litigation; and (iii) prejudgment interest at a rate of 10%, with prejudgment interest running from June 1, 2022 paid by Flathead Partners in September 2024. As a result, the Company recorded $1.0 million as a credit to sales, general and administrative expense during the year ended December 31, 2024.

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
Each $1,000 principal amount of the 2025 Notes will initially be convertible into 9.5238 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $105.00 per share, subject to adjustment upon the occurrence of specified events. The 2025 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding October 1, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture to the 2025 Notes) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the Company undergoes a fundamental change prior to the maturity date, holders of the notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event in certain circumstances. During the three months ended December 31, 2024 the conditions allowing holders of the 2025 Notes to convert have not been met. Therefore, the 2025 Notes may not be converted during the three months ended March 31, 2025. As of December 31, 2024, the if-converted value of the 2025 Notes did not exceed the principal value of those notes.
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

The effective interest rate for the 2025 Notes was 3.5% for each of the years ended December 31, 2024, 2023 and 2022.
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
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	December 31,
	2024	2023
Principal	$38,038	$38,038
Unamortized issuance cost	(66)	(326)
Net carrying amount	$37,972	$37,712
The following table sets forth the interest expense recognized related to the 2025 Notes (in thousands):

	Years Ended December 31,
	2024	2023	2022
Contractual interest expense	$1,046	$4,917	$5,218
Amortization of debt issuance costs	260	1,180	1,212
Total interest expense	$1,306	$6,097	$6,430
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
Loans borrowed pursuant to the Credit Agreement (the Braidwell Term Loans) bear interest at a rate per annum equal to Term Secured Overnight Financing Rate (as defined in the Credit Agreement and with a floor of 3.50%) plus 5.25%. At the option of the Company, a portion of the interest payable on the Braidwell Term Loans equal to (i) (a) on or prior to the first anniversary of the Closing Date (as defined in the Credit Agreement), 5.25%, (b) following the first anniversary of the Closing Date and on or prior to the third anniversary of the Closing Date, 2.50% and (c) following the third anniversary of the Closing Date, 1.50%, may be paid in-kind rather than in cash. The portion of the interest payable that the Company elects to be paid-in-kind results in an increase to the principal of the Braidwell Term Loans, which for the year ended December 31, 2024 and 2023 was $10.5 million and $0.8 million, respectively and recorded in long-term debt. The Braidwell Term Loans do not amortize, and have a maturity date of November 30, 2029. The Company is obligated to pay certain agency fees in connection with the Credit Agreement.
The Company may prepay or repay all or a portion of the outstanding principal and accrued unpaid interest under the Braidwell Credit Agreement at any time upon prior notice to the Lender subject to (i) an early prepayment fee on the portion of principal prepaid or repaid equal to, for any prepayment or repayment (A) on or prior to the first anniversary of the Closing Date, 4.0%, (B) after the first anniversary of the Closing Date and on or prior to the second anniversary of the Closing Date, 3.0%, (C) after the second anniversary of the Closing Date and on or prior to the third anniversary of the Closing Date, 2.0%, (D) after the third anniversary of the Closing Date and on or prior to the fourth anniversary of the Closing Date, 1.0% and (E) after the fourth anniversary of the Closing Date, 0.0% and (ii) an exit fee equal to 3.00% of the principal amount of any prepayment or repayment of the Braidwell Term Loans. The Braidwell Credit Agreement contains customary mandatory prepayment provisions. Once repaid or prepaid, the Braidwell Term Loans may not be borrowed again in the future.
The Braidwell Credit Agreement includes representations and warranties and covenants, including affirmative covenants and negative covenants that restrict the Obligors’ and their subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, make investments, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Braidwell Credit Agreement also has a financial covenant requiring the Company and its subsidiaries to maintain, as of the last day of each fiscal quarter ending after the Closing Date, at least $300.0 million in trailing twelve month revenue; provided that a failure of the Company and its subsidiaries to maintain such minimum revenue shall not be an event of default under the Braidwell Credit Agreement unless such failure continues for three consecutive fiscal quarters, so long as the Company and its subsidiaries maintain at least $75.0 million of liquidity at all times starting from the first day after the first fiscal quarter in which the foregoing financial covenant is not met and ending on the date the Company delivers a certificate to the Agent evidencing compliance with the foregoing financial covenant. As of December 31, 2024, the Company was in compliance with covenants under the Braidwell Credit Agreement.
The Braidwell Credit Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events, material adverse change events, or the Company’s breach of the covenants under the Braidwell Credit Agreement. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate the Company’s obligations under the Braidwell Credit Agreement.
As security for their obligations under the Braidwell Credit Agreement, the Obligors granted the Agent (for the benefit of the secured parties) a continuing security interest in substantially all of their assets (including intellectual property), subject to certain customary exceptions.
In connection with the Credit Agreement, the Company issued to Braidwell warrants to purchase an aggregate of 2,587,742 shares of the Company’s common stock, par value $0.001 per share (the Braidwell Warrants). The Braidwell Warrants are exercisable in whole or in part at an exercise price of $23.1862 per share and expire on the sixth anniversary of issuance. The warrant holder may pay the exercise price in cash (including through a reduction in principal amount of the Braidwell Term Loans), or elect to exercise the warrants on a “cashless” basis. The Braidwell Warrants prohibit any exercise by a holder to the extent that, following such exercise, the holder, together with any affiliates and “group” members (as such term is used under Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), would beneficially own more than a fixed percentage of the total number of shares of the Company’s issued and outstanding common stock (the “Beneficial Ownership Cap”), initially 4.99% and increasable or decreasable, at the Warrant holder’s election upon 61 days’ notice to the Company. The fair value of the Braidwell Warrants is recorded in Warrant liability on the Consolidated Balance Sheet.
Proceeds from the Braidwell Term Loans were used (i) to fund a portion of the consideration paid in respect of the Vyrsa Acquisition, (ii) to repurchase a portion of the 2025 Notes from a limited number of holders, and (iii) for the payment of fees and expenses associated with the Braidwell Credit Agreement, the Vyrsa Acquisition and the repurchase of a portion of the 2025 Notes.
The net carrying amount of the liability of the Braidwell Term Loans was as follows (in thousands):

	December 31,
	2024	2023
Principal, accrued non-cash interest and fees	$218,318	$207,801
Unamortized issuance cost	(30,652)	(34,042)
Net carrying amount	$187,666	$173,759

The following table sets forth the interest expense recognized related to the Braidwell Term Loans (in thousands):

	December 31,
	2024	2023
Contractual interest expense	$21,863	$1,708
Amortization of debt issuance costs	3,717	209
Total interest expense	$25,580	$1,917
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
$60,115
Goodwill was primarily established due to synergies expected to be gained from leveraging the Company's existing operations, as well as revenue and cash flow projections associated with future technologies.

The developed technology and customer relationships are allocated as follows (in thousands):

	Amount Assigned	Amortization Period
Developed technology	$26,800	10 years
Customer relationships	$800	3 years
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
10. Goodwill and Intangible Assets
Goodwill
During the fourth quarter of 2024 the Company performed its annual goodwill impairment assessment. The Company experienced a significant and sustained decline that reduced the market capitalization below the carrying value of the Company during the fourth quarter of 2024, further decline in the economic outlook for the SCS market and fourth quarter unfavorable trial result. The Company estimated and reconciled the fair value of the Company's reporting unit using both the income approach, discounting future cash flows based on management's expectations and a market approach, utilizing the Company's market capitalization adjusted for an estimated control premium. The income approach considered a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, and discount rates and required the Company to make certain assumptions and estimates. The market approach considered the Company's total market capitalization adjusted to include an estimated control premium. The estimated control premium was derived from reviewing observable transactions involving the purchase of controlling interests in comparable companies. The market capitalization is calculated using the relevant shares outstanding and the closing stock price at the test date. The fair value measurements were primarily based on Level 3 inputs. Before completing its goodwill impairment test, the Company first tested its definite-lived intangible asset then its remaining long-lived assets for impairment. No impairment was identified for its intangible and long-lived assets. After completing its impairment assessment during the fourth quarter of 2024, the Company concluded that the carrying value of the Company exceeded its estimated fair value and therefore, goodwill was fully impaired. The Company recorded a pre-tax impairment charge of $38.2 million for the year ended December 31, 2024 in the consolidated statement of operations and comprehensive income (loss).

Balance at December 31, 2022	$—
Addition from acquisition	38,164
Balance at December 31, 2023	$38,164
Purchase price adjustments	44
Impairment charge	(38,208)
Balance at December 31, 2024	$—

Intangible Assets
The following table presents details of the Company’s intangible assets (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (years)
Intangible assets with finite lives:
Developed technology	$26,800	$(2,903)	$23,897	9
Customer relationships	800	(289)	511	2
Total	$27,600	$(3,192)	$24,408

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (years)
Intangible assets with finite lives:
Developed technology	$26,800	$(223)	$26,577	10
Customer relationships	800	(23)	777	3
Total	$27,600	$(246)	$27,354
Amortization of intangibles was $2.9 million and $0.2 million for the year ended December 31, 2024 and 2023, respectively.
Future amortization expense of these intangibles assets as of December 31, 2024 is as follows (in thousands):

Future Amortization Expense
2025	$2,947
2026	2,924
2027	2,680
2028	2,680
2029	2,680
Thereafter	10,497
Total	$24,408
11. Stock-Based Compensation
Common stock reserved for future issuance as of December 31, 2024 was as follows:

Shares
Outstanding stock options and awards	5,708,562
Reserved for grants of future stock options and awards	5,357,940
Reserved for employee stock purchase plan	671,559
Outstanding warrants	4,394,883
Total common stock reserved for future issuance	16,132,944

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
A summary of shares available for grant under the Stock Plans is as follows:

Shares Available for Grant
Balance at December 31, 2021	5,732,295
Additional shares reserved	1,401,066
Allowance for PSU for overperformance	158,360
Shares forfeited for tax	137,638
Options, RSUs and PSUs granted	(1,264,636)
Options, RSUs and PSUs cancelled	230,197
Balance at December 31, 2022	6,394,920
Additional shares reserved	1,820,820
Allowance for PSU for overperformance	(270,820)
Shares forfeited for tax	177,036
Options, RSUs and PSUs granted	(2,319,700)
Options, RSUs and PSUs cancelled	504,042
Balance at December 31, 2023	6,306,298
Additional shares reserved	1,954,458
Allowance for PSU for overperformance	(509,504)
Shares forfeited for tax	250,117
Options, RSUs and PSUs granted	(4,522,541)
Options, RSUs and PSUs cancelled	915,194
Balance at December 31, 2024	4,394,022

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
A summary of stock option activity under the Stock Plans is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2021	700,654	$55.93	4.8	$18,287
Options exercised	(26,091)	$46.10		$386
Options cancelled	(67,778)	$77.14
Outstanding at December 31, 2022	606,785	$53.98	4.3	$2,379
Options exercised	(83,058)	$17.52		$1,482
Options cancelled	(137,209)	$60.54
Outstanding at December 31, 2023	386,518	$59.48	3.1	$87
Options cancelled	(88,884)	$53.85
Outstanding at December 31, 2024	297,634	$61.17	2.2	$—
Options exercisable as of December 31, 2024	297,634	$61.17	2.2	$—
Options vested, exercisable or expected to vest as of December 31, 2024	297,634	$61.17	2.2	$—
The aggregate intrinsic value of options exercised is the difference between the estimated fair market value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The aggregate intrinsic value of outstanding options is the difference between the closing price as of the date outstanding and the exercise price of the underlying stock options. No options were granted during the years ended December 31, 2024, 2023 and 2022. The total fair value of options vested during the years ended December 31, 2024, 2023 and 2022 was zero, $0.6 million and $2.1 million, respectively, based on the grant date fair value.

All option awards outstanding have an exercise price ranging from $36.55 to $97.52 per share and at December 31, 2024 they were considered out-of-the money.
Restricted Stock Units
In 2015, the Company began granting restricted stock units (RSUs) under the 2014 Plan. Holders of RSUs do not have stockholder rights. Upon the release of RSUs, the Company issues new common stock from its authorized shares. RSUs generally vest three to four years from the date of grant.

A summary of RSU activity under the Stock Plans was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	763,806	$110.96	$61,922
Restricted stock granted	835,361	$63.70
Restricted stock released	(327,297)	$94.24	$1,351
Restricted stock cancelled	(118,007)	$94.99
Outstanding at December 31, 2022	1,153,863	$83.13	$45,693
Restricted stock granted	1,948,825	$28.12
Restricted stock released	(687,119)	$74.26	$3
Restricted stock cancelled	(230,029)	$58.53
Outstanding at December 31, 2023	2,185,540	$39.45	$47,033
Restricted stock granted	2,830,864	$13.56
Restricted stock released	(1,179,969)	$40.87	$—
Restricted stock cancelled	(658,744)	$26.25
Outstanding at December 31, 2024	3,177,691	$18.60	$11,821
Restricted stock expected to vest as of December 31, 2024	2,946,620	$18.79	$10,961
The aggregate intrinsic value of RSUs released is calculated using the fair market value of the Company’s common stock at the date of release. The aggregate intrinsic value of outstanding RSUs is calculated based on the closing price of the Company’s common stock as of the date outstanding.
Performance Stock Units
The Company grants performance stock units (PSUs) to certain members of the management team. These PSUs are subject to continued service, and are based on either (1) the total shareholder return (TSR) of the Company’s common stock price compared to the S&P Healthcare Equipment Select Industry Index (the Index) over a two-year period, (2) specific revenue targets over a two-year performance period, (3) attainment of a certain pre-specified stock price or (4) the signing of a definitive change in control agreement.
TSR and stock price attainment are considered market conditions, the PSUs based on TSR and stock price attainment have fair values that are determined at the grant date using the Monte Carlo simulation model, with the recorded expense based on fair value. The TSR and stock price attainment PSUs vest over a three-year period.
Revenue targets are considered performance conditions, the PSUs based on revenue targets have a fair value that is equal to the closing stock price on the grant date, with the recorded expense based on the fair value and the probability of achievement, which is reassessed at each reporting period. The revenue target PSUs vest over a three-year period.
The signing of a definitive change in control agreement is considered a performance condition, the change in control PSUs have a fair value that is equal to the closing stock price on the grant date, with the recorded expense based on the fair value and the probability of achievement. If an agreement were to be signed, 50 percent of the shares would vest upon a deal closing and 50 percent at the six-month anniversary of a deal closing.

A summary of PSU grant activity under the Stock Plans was as follows:

	Years Ended December 31,
	2024		2023		2022
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Total shareholder return	245,833	$20.89	185,424	$43.89	71,364	$105.12
Revenue targets	245,844	$15.23	185,451	$31.39	71,378	$70.76
Stock price performance	—	$—	—	$—	250,000	$34.05
Change in control	1,200,000	$3.79	—	$—	—	$—
Total PSUs granted	1,691,677	$7.94	370,875	$37.64	392,742	$53.64
A summary of PSU activity under the Stock Plans was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	248,685	$113.35	$20,161
PSU granted	392,742	$53.64
PSU granted from overachievement	36,533	$67.29
PSU released	(147,644)	$67.29	$3,294
PSU cancelled	(44,412)	$128.64
Outstanding at December 31, 2022	485,904	$74.22	$19,242
PSU granted	370,875	$37.64
PSU cancelled	(136,804)	$110.86
Outstanding at December 31, 2023	719,975	$48.41	$15,494
PSU granted	1,691,677	$7.94
PSU released	(10,688)	$70.25
PSU cancelled	(167,727)	$69.13
Outstanding at December 31, 2024	2,233,237	$16.09	$12,484
PSU expected to vest as of December 31, 2024	1,921,005	$13.86	$10,738
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

A summary of ESPP activity was as follows:

	December 31,
	2024	2023	2022
Shares issued	517,670	247,826	130,459
Shares available for future issuance	671,559	1,189,229	1,437,055
Employee contributions for shares issued (in thousands)	$3,545	$5,086	$5,191
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

	Years Ended December 31,
	2024	2023	2022
ESPP:
Expected term (in years)	0.5	0.5	0.5
Expected volatility	56% — 113%	56% — 57%	63% — 72%
Risk-free interest rate	4.4% —5.4%	5.3% — 5.4%	1.5% — 4.5%
Dividend Yield	0%	0%	0%
The Company accounts for RSUs at their fair value, based on the closing market price of the Company’s common stock on the grant date. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of three to four years.
From 2022 to 2024, the Company granted PSUs to the CEO and other members of its management team that are subject to continued service, and are based on either (1) the total shareholder return (TSR) of the Company’s common stock price compared to the S&P Healthcare Equipment Select Industry Index (the Index) over a two-year period, (2) specific revenue targets over a two-year performance period, (3) attainment of a certain pre-specified stock price or (4) the signing of a definitive change in control agreement.
For the PSUs that vest based on the TSR and stock price, the Company estimates the grant-date fair value based on the Monte Carlo simulation model and records the related stock-based compensation over the vesting period, which is generally two to three years. The use of the Monte Carlo simulation model requires the input the following assumptions:

	Years Ended December 31,
	2024	2023	2022
Index volatility	43% — 44%	45% — 47%	54%
Company volatility	58% — 60%	58% — 62%	53% — 54%
Risk-free interest rate	4.5% — 4.8%	4.1% — 5.0%	1.3% — 1.7%
Correlation with index	0.33 — 0.36	0.37 — 0.38	0.33
Dividend Yield	0%	0%	0%
For the PSUs that vest based on revenue targets and the signing of a definitive agreement, the Company estimates the grant-date fair value of these PSUs based on the closing market price of the Company's common stock on the grant date, as well as the impact of estimated probability that the goals would be achieved. As of December 31, 2024, the probability of the revenue targets was estimated to be 95% for the PSU's granted in 2024, 90% to 92% for the PSU's granted in 2023 and 94% for the PSUs granted in 2022. As of December 31, 2024, the probability of a definitive agreement was zero, as a change in control is not considered probable until consummated.

A summary of stock-based compensation expense by line items in the consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of revenue	$3,027	$2,490	$2,404
Research and development	10,458	9,856	8,680
Sales, general and administrative	37,703	44,519	45,714
Total stock-based compensation expense	$51,188	$56,865	$56,798
A summary of pre-tax stock-based compensation expense by category was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Stock options	$—	$539	$2,056
Restricted stock units	43,739	44,838	37,496
Performance stock units	6,091	9,429	15,207
Employee stock purchase plan	1,358	2,059	2,039
Total stock-based compensation expense	$51,188	$56,865	$56,798
As of December 31, 2024, total stock-based compensation expense not yet recognized, net of estimated forfeitures, are as follows:

	Unrecognized Compensation (in thousands)	Weighted-Average Amortization Period (in years)
Restricted stock units	$47,079	2.0
Performance stock units	6,243	0.8
Employee stock purchase plan	610	0.4
12. Income Taxes
The components of the Company’s income / (loss) before income taxes were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Domestic	$(115,103)	$(100,501)	$2,185
Foreign	2,757	2,642	2,079
Total income (loss) before income taxes	$(112,346)	$(97,859)	$4,264

The components of the expense / (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$(69)	$—	$—
State	217	424	363
Foreign	912	835	809
Total current income tax expense / (benefit)	1,060	1,259	1,172

Deferred:
Federal	60	(5,774)	—
State	—	(991)	—
Foreign	(27)	(140)	91
Total deferred income tax expense / (benefit)	33	(6,905)	91

Total income tax expense / (benefit)	$1,093	$(5,646)	$1,263
Income tax expense differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years Ended December 31,
	2024	2023	2022
Tax at statutory federal rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	(0.1)%	(0.4%)	6.7%
Foreign rate differential	(0.8)%	(0.7%)	14.8%
Tax credits	1.6%	1.2%	(0.9%)
Stock-based compensation	(6.4)%	(8.3%)	110.7%
Change in valuation allowance	(14.8%)	3.2%	(140.1)%
Release of valuation allowance	—%	(6.8%)	—%
Contingent consideration	1.2%	—%	—%
Goodwill impairment	(7.1)%	—%	—%
Warrant remeasurement	5.2%	(1.7%)	—%
Other permanent differences	(0.8)%	(1.2%)	22.5%
Other	—%	(0.6)%	(5.1%)
Total	(1.0%)	5.7%	29.6%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
	(in thousands)
Net operating loss carryforwards	$161,479	$142,332
Tax credits	31,445	28,778
Depreciation	614	1,011
Stock-based compensation	4,797	5,604
Accruals and reserves	7,936	11,703
Lease liabilities	5,758	1,945
R&D capitalization	26,336	21,275
Bond hedge	1,007	3,827
Other	(466)	(392)
Gross deferred tax assets	238,906	216,083
Valuation allowance	(226,931)	(206,327)
Deferred tax assets	11,975	9,756

Right of use asset	(4,670)	(1,642)
Intangibles	(5,896)	(6,734)
Deferred tax liabilities	(10,566)	(8,376)

Net deferred tax assets	$1,409	$1,380
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, substantially all of the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $20.6 million for the year ended December 31, 2024, increased by $5.4 million for the year ended December 31, 2023 and decreased by $0.1 million for the year ended December 31, 2022.
As of December 31, 2024, the Company had federal net operating loss carryforwards (NOLs) of approximately $586.3 million, of which $387.2 million was generated in fiscal year 2018 and thereafter, which can be carried forward indefinitely under the 2017 Tax Act, as well as state NOLs of approximately $372.4 million, of which $93.6 million may be carried forward indefinitely. If not utilized, the remaining federal NOLs will begin to expire in 2032, and the remaining state NOLs will begin to expire in 2025.
As of December 31, 2024, the Company had research and development credit carryforwards of approximately $24.5 million and $19.9 million for federal and California state income tax purposes, respectively. The federal credit carryforward begins expiring in 2026, and the state credits carry forward indefinitely.
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

The Company had unrecognized tax benefits (UTBs) of approximately $13.0 million as of December 31, 2024. The following table summarizes the activity related to UTBs (in thousands):

Balance at December 31, 2021	$10,430
Increases related to current year tax provisions	956
Decreases related to prior year tax provisions	(663)
Balance at December 31, 2022	10,723
Increases related to current year tax provisions	1,011
Increases related to prior year tax provisions	229
Decreases related to prior year tax provisions	(91)
Balance at December 31, 2023	11,872
Increases related to current year tax provisions	1,073
Increases related to prior year tax provisions	70
Balance at December 31, 2024	$13,015
If these UTBs were recognized, approximately $13.0 million would affect the effective tax rate before consideration of the valuation allowance. The Company files U.S. federal and state income tax and foreign income tax returns with varying statutes of limitations. The Company’s U.S. federal and the majority of state tax years from inception in 2006 onward will remain open to examination due to the carryover of the unused NOLs and tax credits. The Company does not have any material active tax audits or other proceedings pending, and believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months.
In accordance with ASC 740, Income Taxes, the Company is classifying interest and penalties as a component of tax expense. There was $0.3 million, $0.2 million and $0.2 million of interest and penalties accrued at each of December 31, 2024, 2023 and 2022, respectively.
13. Net Income (Loss) Per Share
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
The following table presents the net income (loss) used in computing basic and diluted net income (loss) per common share (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net income (loss) used in basic and diluted net income (loss) per common share	$(113,439)	$(92,213)	$3,001

The following table presents the reconciliation of weighted average shares used in computing basic and diluted net income (loss) per common share:

	Years Ended December 31,
	2024	2023	2022
Weighted average shares used to compute basic net income (loss) per share	37,088,476	35,981,431	35,317,644
Plus effect of dilutive securities:
Stock-based awards from employee equity plans	—	—	207,611
Weighted average shares used to compute diluted net income (loss) per share	37,088,476	35,981,431	35,525,255
The following table presents the net income (loss) per common share - basic and diluted:

	Years Ended December 31,
	2024	2023	2022
Net income (loss) per common share:
Basic	$(3.06)	$(2.56)	$0.08
Diluted	$(3.06)	$(2.56)	$0.08
Because the Company has reported a net loss for the years ended December 31, 2024 and 2023, the diluted net loss per common share is the same as basic net loss per common share for those periods.
The following potentially dilutive securities outstanding at the end of the periods presented have been excluded from the computation of diluted shares outstanding, as the effect would be anti-dilutive:

	December 31,
	2024	2023	2022
Stock-based awards from employee equity plans	5,708,562	3,292,033	1,394,189
Convertible senior notes	362,267	362,267	1,807,141
Warrants related to the issuance of convertible senior notes	1,807,141	1,807,141	1,807,141
Warrants related term debt	2,587,742	2,587,742	—
Total	10,465,712	8,049,183	5,008,471
.
14. Employee Benefit Plan
In 2007, the Company adopted a 401(K) plan for its employees whereby eligible employees may contribute up to the maximum amount permitted by the Internal Revenue Code of 1986, as amended. In June 2016, the Company adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. For the years ended December 31, 2024, 2023 and 2022, the Company recorded expenses of $3.2 million, $3.6 million and $3.6 million for matching contributions, respectively.
15. Segment Information
The Company is a global medical device company focused on delivering comprehensive solutions for chronic pain and derives revenues from sales of medical devices for chronic pain treatment. The Company conducts business as a single operating segment. Its Chief Operating Decision Maker (CODM) is the Chief Executive Officer.

The CODM reviews financial information presented on a consolidated basis for assessing performance and allocating resources. The chief operating decision maker (CODM) is the Chief Executive Officer. The CODM assesses performance for the medical device segment and decides how to allocate resources based on consolidated net income (loss) that is reported on the Consolidated Statement of Operations. All expense categories on the Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM evaluates operating performance based on consolidated net income (loss). The CODM uses consolidated net income (loss) to monitor budget versus actual results.
The following table is representative of the significant expense categories regularly reviewed by the CODM when managing the Company's single reporting segment. A reconciliation to the consolidated net income (loss) for the years ended December 31, 2024, 2023 and 2022 is included at the bottom of the table below.

	Years Ended December 31,
	2024	2023	2022
Revenue	$408,518	$425,174	$406,365
Cost of revenue	138,990	135,114	129,998
Research and development expenses
Research and development	31,444	34,022	32,747
Regulatory and clinical	20,067	20,396	20,318
Sales, general and administrative expenses
Sales	213,356	217,074	208,366
Marketing	31,986	35,614	37,160
General and administrative	64,427	82,016	76,612
Other operating (income) expenses (1)	34,477	246	(105,000)
Non-operating income (expenses) (2)	13,883	1,449	(1,900)
Provision for income taxes	1,093	(5,646)	1,263
Net income (loss)	$(113,439)	$(92,213)	$3,001
(1) Includes amortization of intangible assets, change in fair value of contingent consideration, certain     litigation charges and impairment of goodwill.
(2) Includes interest income, interest expense, change in fair market value of warrants, other income (expense), net and gain on extinguishment of debt.
16. Restructuring
For the year ended December 31, 2024, the Company incurred $11.5 million in restructuring charges, consisting of one-time severance and other termination benefit costs. These restructuring charges are all part of the Company's cost reduction initiatives on its path to profitability.
The following table presents the classification of restructuring costs in the consolidated statement of operations (in thousands):

	December 31,
	2024	2023	2022
Cost of revenue	1,609	—	—
Research and development	3,358	—	—
Sales, general and administrative	6,552	1,236	705
Total	$11,519	$1,236	$705
As of December 31, 2024, substantially all severance and other termination benefit amounts have been paid.

17. Subsequent Event
On February 6, 2025, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Globus Medical, Inc., a Delaware corporation, or Globus Medical, and Palmer Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Globus Medical, or Merger Sub, pursuant to which, and on the terms and subject to the conditions thereof, at the effective time of the Merger, or the Effective Time, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Globus Medical, which is referred to as the Merger.
Under the terms of the Merger Agreement, among other things, Globus Medical will acquire all shares of the Company for $5.85 per share in cash. The transaction represents a total equity value of approximately $250.0 million. The boards of directors of both companies have approved the transaction. This transaction is expected to close in the second quarter of 2025, subject to the Company’s stockholder approval, regulatory approvals and other customary closing conditions.
The Merger Agreement contains certain termination rights for each of the Company and Globus Medical. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Globus Medical a termination fee of $10.0 million or $15.0 million. In addition, upon termination under specified circumstances, Globus Medical may be required to pay the Company a termination fee of $15.0 million.

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.
Our management assessed our internal control over financial reporting as of December 31, 2024, the end of the period covered by this Annual Report. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment of our internal control over financial reporting, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, none of our “officers” (as defined in Rule 16a-1(f)) or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Regulation S-K Item 408.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers, Significant Employee and Non-Employee Directors of the Registrant
The information required by this item will be incorporated by reference from our definitive Proxy Statement (the “Proxy Statement”) or in an amendment to this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be incorporated by reference from our Proxy Statement or in an amendment to this Annual Report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be incorporated by reference from our Proxy Statement or in an amendment to this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be incorporated by reference from our Proxy Statement or in an amendment to this Annual Report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be incorporated by reference from our Proxy Statement or in an amendment to this Annual Report.

PART IV
ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report:
1.Consolidated Financial Statements:
Reference is made to the “Index to Consolidated Financial Statements of Nevro Corp.” under Part II, Item 8 of this Annual Report.
2.Financial Statement Schedule:
All schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 of this Annual Report.
3.Exhibits
See Exhibit Index below.
Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

2.1††	Agreement and Plan of Merger, dated as of February 6, 2025, by and among Globus Medical, Inc., Nevro Corp. and Palmer Merger Sub, Inc.	8-K	2/6/2025	2.1

3.1	Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	11/12/2014	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Nevro Corp.	8-K	5/24/2019	3.1

3.2	Amended and Restated Bylaws of Nevro Corp.	8-K	11/12/2014	3.2

3.2(b)	Amendment to Amended and Restated Bylaws of Nevro Corp.	8-K	5/24/2019	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	10/27/2014	4.2

4.3	Indenture, dated as of June 13, 2016, by and between the Company and Wilmington Trust, National Association.	8-K	6/13/2016	4.1

4.4	Second Supplemental Indenture, dated as of April 6, 2020, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	4/7/2020	4.2

4.5	Form of 2.75% Convertible Senior Note Due 2025 (included in Exhibit 4.2).	8-K	4/7/2020	4.3

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
4.6	Description of Nevro Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2020	4.6

4.7	Form of Warrant to Purchase Common Stock of Nevro Corp.	8-K	12/31/2023	4.1

10.1†	Amended and Restated License Agreement, dated October 2, 2006, by and among the Company and Mayo Foundation for Medical Education and Research, Venturi Group, LLC.	S-1/A	10/15/2014	10.1

10.2(a)†	Stellar Manufacturing Agreement, dated as of July 1, 2009, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(a)

10.2(b)†	First Amendment to Stellar Manufacturing Agreement, dated as of July 1, 2014, by and between the Company and Stellar Technologies, Inc.	S-1/A	10/15/2014	10.2(b)

10.2(c)†	Second Amendment to Stellar Manufacturing Agreement, dated as of January 28, 2016, by and between the Company and Stellar Technologies, Inc.	10-K	2/29/2016	10.2(c)

10.3(a)†	Supply Agreement, dated as of July 23, 2014 by and between the Company and Pro-Tech Design and Manufacturing, Inc.	S-1/A	10/15/2014	10.3

10.3(b)†	Amendment to Supply Agreement, effective as of July 23, 2019, by and between the Company and Pro-Tech Design and Manufacturing, Inc.	10-Q	8/5/2020	10.4

10.4(a)†	Supply Agreement, dated April 1, 2012, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(a)

10.4(b)†	Amendment to Supply Agreement, dated as of March 20, 2013, by and between the Company and CCC del Uruguay S.A.	S-1/A	10/15/2014	10.4(b)

10.4(c)†	Assignment, Assumption and Amendment to Supply Agreement, effective as of December 31, 2019, by and between the Company, Greatbatch Ltd. and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-Q	5/5/2020	10.10

10.4(d)†	Third Amendment to the Supply Agreement, effective as of November 1, 2021, by and between the Company and Greatbatch Ltd.	10-Q	5/4/2022	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.5(a)#	Nevro Corp. 2007 Stock Incentive Plan, as amended as of March 5, 2013.	S-1	10/3/2014	10.8(a)

10.5(b)#	Form of Incentive Stock Option Agreement (ISO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/3/2014	10.8(b)

10.5(c)#	Form of Non-Incentive Stock Option Agreement (NSO) under the 2007 Stock Incentive Plan, as amended.	S-1	10/3/2014	10.8(c)

10.5(d)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement under the 2007 Stock Incentive Plan, as amended.	S-1	10/3/2014	10.8(d)

10.6(a)#	Nevro Corp. 2014 Equity Incentive Award Plan.	S-8	11/12/2014	99.2(a)

10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(b)

10.6(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(c)

10.6(d)#	Form of Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	10/10/2014	10.9(d)

10.6(e)#	Form of Performance Stock Award Agreement and Performance Stock Award Grant Notice under the 2014 Equity Incentive Award Plan.	10-Q	5/5/2020	10.1

10.7#	Nevro Corp. 2014 Employee Stock Purchase Plan.	S-8	11/12/2014	99.3

10.8#	Form of Indemnification Agreement for directors and officers.	S-1/A	10/10/2014	10.11

10.9#	Second Amended and Restated Company Bonus Plan.	10-Q	8/5/2020	10.1

10.10#	Nevro Corp. Non-Employee Director Compensation Program, as amended.				X

10.11#	Employment Agreement by and between D. Keith Grossman and the Company, effective as of March 19, 2019.	10-Q	5/9/2019	10.1

10.12#	Offer Letter, dated as of May 5, 2020, by and between Roderick H. MacLeod and the Company.	10-Q	8/5/2020	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.13(a)#	Form of Amended and Restated Change in Control Severance Agreement for certain executive officers.	10-Q	5/9/2016	10.4

10.13(b)#	Amended and Restated Change in Control Severance Agreement, dated as of August 3, 2016, by and between Christofer Christoforou and the Company.	10-K	2/22/2018	10.18(e)

10.13(c)#	Amended and Restated Change in Control Severance Agreement, dated as of July 22, 2019, by and between Kashif Rashid and the Company.	10-Q	11/6/2019	10.2

10.13(d)#	Change in Control Severance Agreement, dated as of June 15, 2020, by and between Roderick H. MacLeod and the Company.	10-Q	8/5/2020	10.3

10.14(a)†	Supply Agreement, dated March 13, 2015, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K/A	5/29/2015	10.22

10.14(b)†	Supply Agreement, effective as of November 11, 2016, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-K	2/23/2017	10.22(b)

10.14(c)†	First Amendment to Supply Agreement, effective as of April 30, 2019, by and between the Company and Centro de Construccion de Cardioestimuladores del Uruguay S.A.	10-Q	8/8/2019	10.3

10.15(a)	Lease Agreement, dated as of March 5, 2015, by and between the Company and Westport Office Park, LLC.	10-K	3/18/2015	10.23

10.15(b)	First Amendment to Lease, effective as of December 9, 2016, by and between the Company and Westport Office Park, LLC.	10-K	2/23/2017	10.23(b)

10.15(c)	Second Amendment to Lease, effective as of April 13, 2017, by and between the Company and Westport Office Park, LLC.	10-Q	8/7/2017	10.1

10.15(d)	Third Amendment to Lease, effective as of December 6, 2017, by and between the Company and Westport Office Park, LLC.	10-K	2/22/2018	10.21(d)

10.16	Letter Agreement, dated April 1, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Base Warrants.	8-K	4/7/2020	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.17	Letter Agreement, dated April 1, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Base Call Option Transaction.	8-K	4/7/2020	10.2

10.18	Letter Agreement, dated April 1, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Base Warrants.	8-K	4/7/2020	10.3

10.19	Letter Agreement, dated April 1, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Base Call Option Transaction.	8-K	4/7/2020	10.4

10.20	Letter Agreement, dated April 2, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Additional Call Option Transaction.	8-K	4/7/2020	10.5

10.21	Letter Agreement, dated April 2, 2020, between Goldman Sachs & Co. LLC and Nevro Corp., regarding the Additional Warrants.	8-K	4/7/2020	10.6

10.22	Letter Agreement, dated April 2, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Additional Call Option Transaction.	8-K	4/7/2020	10.7

10.23	Letter Agreement, dated April 2, 2020, between Morgan Stanley & Co. International plc and Nevro Corp., regarding the Additional Warrants.	8-K	4/7/2020	10.8

10.24#	Amended and Restated Employment Agreement, by and between D. Keith Grossman and the Company, effective as of April 24, 2023.	10-Q	8/1/2023	10.1

10.25#	Offer Letter, dated as of April 17, 2023, by and between Kevin Thornal and the Company.	10-Q	8/1/2023	10.2

10.26#	Employment Agreement by and between Kevin Thornal and the Company, effective as of April 24, 2023.	10-Q	8/1/2023	10.3

10.27#	Offer Letter, dated as of June 1, 2023, by and between Greg Siller and the Company.	10-Q	8/1/2023	10.4

10.28#	Amendment No. 1 to Change in Control Severance Agreement, dated as of April 19, 2023, by and between Rod MacLeod and the Company.	10-Q	8/1/2023	10.5

10.29#	Amendment No. 1 to Change in Control Severance Agreement, dated as of April 19, 2023, by and between Kashif Rashid and the Company.	10-Q	8/1/2023	10.7

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
10.30#	Change in Control Severance Agreement, dated June 20, 2023, between Greg Siller and the Company.	10-Q	8/1/2023	10.8

10.31#	Nevro Corp. Non-Employee Director Compensation Program, as amended.	10-Q	8/6/2024	10.1

10.32	Credit Agreement and Guaranty, dated as of November 30, 2023, by and among Nevro Corp., as borrower, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Wilmington Trust, National Association, as administrative agent.	8-K	12/1/2023	10.1

10.33	Registration Rights Agreement, dated November 30, 2023, by and between Nevro Corp. and the Lenders listed thereto.	8-K	12/1/2023	10.2

10.34	Promotion Letter, dated May 2, 2024, by and between Christopher Christoforou and the Company	10-Q	8/6/2024	10.2

10.35	Cooperation Agreement, dated February 20, 2024, by and between Nevro Corp., Engaged Capital, LLC, Engaged Capital Holdings, LLC, Engaged Capital Flagship Master Fund, LP and Glenn W. Welling.	8-K	2/21/2024	10.1

19.1	Nevro Corp. Insider Trading Compliance Policy.				X

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Nevro Corp. Policy for Recovery of Erroneously Awarded Compensation.				X

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Lnkbase Document.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________
†Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
†† Schedules, exhibits or similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the SEC upon request.
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
March 4, 2025:

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
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN THORNAL	Chief Executive Officer	March 4, 2025
Kevin Thornal	(Principal Executive Officer)

/s/ RODERICK H. MACLEOD	Chief Financial Officer	March 4, 2025
Roderick H. MacLeod	(Principal Financial Officer)

/s/ D. KEITH GROSSMAN	Non-Executive Chairman	March 4, 2025
D. Keith Grossman

/s/ MICHAEL DEMANE	Lead Director	March 4, 2025
Michael DeMane

/s/ KIRT P. KARROS	Director	March 4, 2025
Kirt P. Karros

/s/ SRI KOSARAJU	Director	March 4, 2025
Sri Kosaraju

/s/ SHAWN T MCCORMICK	Director	March 4, 2025
Shawn T McCormick

/s/ KEVIN O’BOYLE	Director	March 4, 2025
Kevin O’Boyle

/s/ KAREN PRANGE	Director	March 4, 2025
Karen Prange

/s/ SUSAN E. SIEGEL	Director	March 4, 2025
Susan E. Siegel

/s/ ELIZABETH WEATHERMAN	Director	March 4, 2025
Elizabeth Weatherman